Form 10-Q
period 2019-03-31
Berry Petroleum Corp
filed 2019-05-09
CIK 1705873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________ to _______________
Commission file number 001-38606

BERRY PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization)	81-5410470 (I.R.S. Employer Identification Number)
16000 Dallas Parkway, Suite 500
Dallas, Texas 75248
(661) 616-3900
(Address of principal executive offices, including zip code
Registrant’s telephone number, including area code)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.001 per share	Trading Symbol BRY	Name of Each Exchange on Which Registered Nasdaq Global Select Market

Shares of common stock outstanding as of April 30, 2019                     81,879,170

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

BERRY PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,662	$68,680
Accounts receivable, net of allowance for doubtful accounts of $1,377 at March 31, 2019 and $950 at December 31, 2018	63,061	57,379
Derivative instruments	16,445	88,596
Other current assets	16,634	14,367
Total current assets	97,802	229,022
Noncurrent assets:
Oil and natural gas properties	1,509,933	1,461,993
Accumulated depletion and amortization	(143,959)	(123,217)
Total oil and natural gas properties, net	1,365,974	1,338,776
Other property and equipment	121,283	119,710
Accumulated depreciation	(18,130)	(15,778)
Total other property and equipment, net	103,153	103,932
Derivative instruments	18	3,289
Other non-current assets	16,256	17,244
Total assets	$1,583,203	$1,692,263
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$108,028	$144,118
Derivative instruments	6,602	—
Total current liabilities	114,630	144,118
Noncurrent liabilities:
Long-term debt	391,947	391,786
Deferred income taxes	32,737	45,835
Asset retirement obligation	85,620	89,176
Other noncurrent liabilities	19,140	14,902
Commitments and Contingencies - Note 4
Equity:
Common stock ($.001 par value; 750,000,000 shares authorized; and 81,879,170 and 81,202,437 shares outstanding, at March 31, 2019 and December 31, 2018, respectively)	85	82
Additional paid-in-capital	895,500	914,540
Treasury stock, at cost, (2,648,823 shares at March 31, 2019 and 448,661 shares at December 31, 2018)	(28,328)	(24,218)
Retained earnings	71,872	116,042
Total equity	939,129	1,006,446
Total liabilities and equity	$1,583,203	$1,692,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$131,102	$125,624
Electricity sales	9,729	5,453
Gains (losses) on oil derivatives	(65,239)	(34,644)
Marketing revenues	830	785
Other revenues	117	66
Total revenues and other	76,539	97,284
Expenses and other:
Lease operating expenses	57,928	44,303
Electricity generation expenses	7,760	4,590
Transportation expenses	2,173	2,978
Marketing expenses	851	580
General and administrative expenses	14,340	11,985
Depreciation, depletion, and amortization	24,585	18,429
Taxes, other than income taxes	8,086	8,256
(Gains) losses on natural gas derivatives	(2,115)	—
(Gains) losses on sale of assets and other, net	1,245	—
Total expenses and other	114,853	91,121
Other income (expenses):
Interest expense	(8,805)	(7,796)
Other, net	154	27
Total other income (expenses)	(8,651)	(7,769)
Reorganization items, net	(231)	8,955
Income (loss) before income taxes	(47,196)	7,349
Income tax expense (benefit)	(13,098)	939
Net income (loss)	(34,098)	6,410
Series A preferred stock dividends	—	(5,650)
Net income (loss) attributable to common stockholders	$(34,098)	$760

Net income (loss) per share attributable to common stockholders:
Basic	$(0.42)	$0.02
Diluted	$(0.42)	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three-Month Period Ended March 31, 2018
	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Equity
	(in thousands)
December 31, 2017	$335,000	$33	$545,345	$—	$(21,068)	$859,310
Stock based compensation	—	—	1,042	—	—	1,042
Cash dividends declared on Series A preferred stock, $0.158/share	—	—	(5,650)	—	—	(5,650)
Net income (loss)	—	—	—	—	6,410	6,410
March 31, 2018	$335,000	$33	$540,737	$—	$(14,658)	$861,112

	Three-Month Period Ended March 31, 2019
	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Equity
	(in thousands)
December 31, 2018	$—	$82	$914,540	$(24,218)	$116,042	$1,006,446
Shares withheld for payment of taxes on equity awards and other	—	—	(270)	—	—	(270)
Stock based compensation	—	—	1,498	—	—	1,498
Purchases of treasury stock	—	—	—	(24,375)	—	(24,375)
Purchase of rights to common stock(1)	—	—	(20,265)	20,265	—	—
Common stock issued to settle unsecured claims	—	3	(3)	—	—	—
Dividends declared on common stock, $0.12/share	—	—	—	—	(10,072)	(10,072)
Net income (loss)	—	—	—	—	(34,098)	(34,098)
March 31, 2019	$—	$85	$895,500	$(28,328)	$71,872	$939,129
__________
(1) In 2018, we entered into several settlement agreements with general unsecured creditors from our bankruptcy process. We paid approximately $20 million to purchase their claims to our common stock. These claims were settled in February 2019 with no shares issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(34,098)	$6,410
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	24,585	18,429
Amortization of debt issuance costs	1,255	1,223
Stock-based compensation expense	1,474	1,042
Deferred income taxes	(13,098)	939
(Decrease) increase in allowance for doubtful accounts	427	(2)
(Gains) losses on sale of assets and other, net	1,245	—
Reorganization expenses, net (non-cash)	—	(9,000)
Derivative activities:
Total (gains) losses	63,124	34,644
Cash settlements on derivatives	14,904	(17,849)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(6,084)	1,163
(Increase) decrease in other assets	(2,703)	554
(Decrease) in accounts payable and accrued expenses	(29,854)	(7,323)
(Decrease) in other liabilities	(2,066)	(2,638)
Net cash provided by operating activities	19,111	27,592

Cash flows from investing activities:
Capital expenditures:
Development of oil and natural gas properties	(49,386)	(14,727)
Purchases of other property and equipment	(1,419)	(5,149)
Net cash (used in) investing activities	(50,805)	(19,876)

Cash flows from financing activities:
Repayments on RBL credit facility	(15,350)	(379,000)
Borrowings under RBL credit facility	15,350	—
Issuance of 2026 Senior Unsecured Notes	—	400,000
Dividends paid on common stock	(9,813)
Purchase of treasury stock	(25,241)	—
Shares withheld for payment of taxes on equity awards and other	(270)	—
Debt issuance costs	—	(8,815)
Net cash (used in) provided by financing activities	(35,324)	12,185
Net decrease in cash, cash equivalents and restricted cash	(67,018)	19,901
Cash, cash equivalents and restricted cash:
Beginning	68,680	68,738
Ending	$1,662	$88,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation
“Berry Corp.” refers to Berry Petroleum Corporation, a Delaware corporation, which is the sole member of Berry Petroleum Company, LLC ("Berry LLC").
As the context may require, the “Company”, “we”, “our” or similar words refer to (i) Berry Corp. and Berry LLC, its consolidated subsidiary, as a whole or (ii) either Berry Corp. or Berry LLC.
Nature of Business
Berry Corp. is an independent oil and natural gas company that was incorporated under Delaware law on February 13, 2017. Berry Corp. operates through its wholly-owned subsidiary, Berry LLC. Our properties are located in the United States (the “U.S.”), in California (in the San Joaquin and Ventura basins), Utah (in the Uinta basin), and Colorado (in the Piceance basin).
Principles of Consolidation and Reporting
The condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In management’s opinion, the accompanying financial statements contain all normal, recurring adjustments that are necessary to fairly present our interim unaudited condensed consolidated financial statements for the three months ended March 31, 2019 and 2018. We eliminated all significant intercompany transactions and balances upon consolidation. For oil and gas exploration and production joint ventures in which we have a direct working interest, we account for our proportionate share of assets, liabilities, revenue, expense and cash flows within the relevant lines of the financial statements.

We prepared this report pursuant to the rules and regulations of the U.S. Security and Exchange Commission ("SEC") applicable to interim financial information, which permit the omission of certain disclosures to the extent they have not changed materially since the latest annual financial statements. We believe our disclosures are adequate to make the disclosed information not misleading. The results reported in these unaudited condensed consolidated financial statements may not accurately forecast results for future periods. This Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recently Adopted Accounting Standards
During 2016, the FASB issued rules clarifying the new revenue recognition standard issued in 2014. The new rules are intended to improve and converge the financial reporting requirements for revenue from contracts with customers. We are an emerging growth company and elected to delay adoption of these rules until they are applicable to non-SEC issuers which is for fiscal years beginning after December 31, 2018. As such, we adopted these rules in the first quarter of 2019 and applied the modified retrospective approach, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements. We have performed an analysis of existing contracts and determined adoption did not have a material impact on our condensed consolidated financial statements. In addition, we have evaluated the changes to relevant business practices, accounting policies and control activities and we did not experience a material change in our revenue accounting as a result of the adoption of these rules. Refer to Note 8 for additional disclosure information.
New Accounting Standards Issued, But Not Yet Adopted

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

BERRY PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

December 15, 2019, including interim periods within those fiscal years. We expect the adoption of these rules to increase other assets and other liabilities on our balance sheet and do not expect a material impact on our consolidated results of operations.
Note 2 - Debt
The following table summarizes our outstanding debt:

	March 31, 2019	December 31, 2018	Interest Rate	Maturity	Security
	(in thousands)
RBL Facility	$—	$—	variable rates of 6.25% (2019) and 4.5% (2018), respectively	June 29, 2022	Mortgage on 85% of Present Value of proven oil and gas reserves and lien on other assets
2026 Senior Unsecured Notes	400,000	400,000	7.00%	February 15, 2026	Unsecured
Long-Term Debt - Principal Amount	400,000	400,000
Less: Debt Issuance Costs	(8,053)	(8,214)
Long-Term Debt, net	$391,947	$391,786

Deferred Financing Costs

We incurred legal and bank fees related to the issuance of debt. At March 31, 2019 and December 31, 2018, debt issuance costs for the RBL Facility (as defined below) reported in "other noncurrent assets" on the balance sheet were approximately $15 million and $16 million net of amortization, respectively. The amortization of debt issuance costs is presented in interest expense on the condensed consolidated statements of operations. At March 31, 2019 and December 31, 2018, debt issuance costs for the 2026 Senior Unsecured Notes were $8 million and $8 million net of amortization, respectively.
For the three months ended March 31, 2019 and March 31, 2018, amortization expense of approximately $1 million and $1 million, respectively, was included in “interest expense” in the condensed consolidated statements of operations.
Fair Value
Our debt is recorded at the carrying amount on the balance sheets. The carrying amount of the RBL Facility approximates fair value because the interest rates are variable and reflect market rates. The fair value of the 2026 senior unsecured notes was approximately $399 million and $368 million at March 31, 2019 and December 31, 2018, respectively.
The RBL Facility
On July 31, 2017, we entered into a credit agreement (“RBL Facility”), with Wells Fargo Bank, N.A. as administrative agent and certain lenders with up to $1.5 billion of commitments, subject to a reserves-based borrowing base. In April 2019, we completed a borrowing base redetermination under our RBL Facility that resulted in our borrowing base being set at $750 million and we reaffirmed our elected commitment amount at $400 million. The RBL Facility matures on July 29, 2022, unless terminated earlier in accordance with the RBL Facility terms.
We were in compliance with all financial covenants as of March 31, 2019.
As of March 31, 2019, we had approximately $391 million of available borrowing capacity under the RBL Facility.
As of March 31, 2019 and December 31, 2018, we had letters of credit outstanding of approximately $9 million and $7 million, respectively, under our RBL facility. These letters of credit were issued to support ordinary course of business marketing, insurance, regulatory and other matters.

BERRY PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 - Derivatives

We utilize derivatives, such as swaps, puts, and calls to hedge a portion of our forecasted oil production and gas purchases to reduce exposure to fluctuations in oil and natural gas prices. We target covering our operating expenses and fixed charges, including maintenance capital expenditures, with the oil hedges for a period of up to two years out. We have hedged a portion of our exposure to differentials between ICE Brent oil (“Brent”) and NYMEX West Texas Intermediate oil (“WTI”) as well. Additionally, we target fixing the price for a large portion of our natural gas purchases used in our steam operations for up to two years. We also, from time to time, have entered into agreements to purchase a portion of the natural gas we require for our operations, which we do not record at fair value as derivatives because they qualify for normal purchases and normal sales exclusions.
As of March 31, 2019, our hedge position consisted of oil swaps, puts and calls, and natural gas swaps. We use oil swaps and puts to protect against decreases in the oil price and natural gas swaps to protect against increases in natural gas prices. We do not enter into derivative contracts for speculative trading purposes and have not accounted for our derivatives as cash-flow or fair-value hedges. We did not designate any of our contracts as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings. Gains (losses) on oil hedges are classified in the revenues and other section of the statement of operations and gains (losses) on natural gas hedges are presented in the expenses and other section of the statement of operations.
As of March 31, 2019, we had hedged crude oil production to protect against oil price decreases, at the following approximate volumes and weighted average prices: 19.0 MBbl/d at $65.99 in the second quarter of 2019, 12.0 MBbl/d at $65.33 in the third quarter of 2019 and 12.0 MBbl/d at $65.33 in the fourth quarter of 2019. We had also hedged gas purchases as noted below.

	Q2 2019	Q3 2019	Q4 2019
Oil Calls Options (Brent):
Hedged volume (MBbls)	180	92	92
Weighted-average price ($/Bbl)	$70.00	$81.00	$81.00
Oil Put Options (Brent):
Hedged volume (MBbls)	1,092	460	460
Weighted-average price ($/Bbl)	$60.00	$50.00	$50.00
Fixed Price Oil Swaps (Brent):
Hedged volume (MBbls)	637	644	644
Weighted-average price ($/Bbl)	$76.27	$76.27	$76.27
Oil basis differential positions (Brent-WTI basis swaps):
Hedged volume (MBbls)	46	46	46
Weighted-average price ($/Bbl)	$(1.29)	$(1.29)	$(1.29)
Fixed Price Gas Purchase Swaps (Kern, Delivered):
Hedged volume (MMBtu)	2,730,000	1,380,000	465,000
Weighted-average price ($/MMBtu)	$2.70	$2.65	$2.65
In April 2019, we acquired additional oil and gas hedges. For additional detail see "Liquidity and Capital Resources".
For our purchased puts, we would receive settlement payments for prices below the indicated weighted-average price per barrel of Brent. For some of our put positions, we paid a premium at the time the positions were created and for others the premium payment is deferred until the time of settlement. We paid approximately $15 million of the deferred premium during the three months ended March 31, 2019. In order to mitigate the exposure to these deferred premiums, we entered into several offsetting put positions. We received approximately $4 million for the offsetting positions during the three months ended March 31, 2019. The remaining deferred premiums of approximately $7 million are reflected in the mark-to-market valuation and will be payable through the first quarter of 2020.
For fixed-price swaps, we make settlement payments for prices above the indicated weighted-average price per barrel of Brent or WTI and receive settlement payments for prices below the indicated weighted-average price per barrel of Brent or WTI.

BERRY PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
 Our commodity derivatives are measured at fair value using industry-standard models with various inputs including publicly available underlying commodity prices and forward curves, and all are classified as Level 2 in the required fair value hierarchy for the periods presented. These commodity derivatives are subject to counterparty netting. The following tables present the fair values (gross and net) of our outstanding derivatives as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented on the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$21,987	$(5,542)	$16,445
Commodity Contracts	Non-current assets	18	—	18
Liabilities:
Commodity Contracts	Current liabilities	(12,144)	5,542	(6,602)
Total derivatives		$9,861	$—	$9,861

	December 31, 2018
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented on the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$89,981	$(1,385)	$88,596
Commodity Contracts	Non-current assets	3,289	—	3,289
Liabilities:
Commodity Contracts	Current liabilities	(1,385)	1,385	—
Total derivatives		$91,885	$—	$91,885
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
We minimize the credit risk in derivative instruments by limiting our exposure to any single counterparty. In addition, our RBL Facility prevents us from entering into hedging arrangements that are secured, except with our lenders and their affiliates that have margin call requirements, that otherwise require us to provide collateral or with a non-lender counterparty that does not have an A- or A3 credit rating or better from Standards & Poor’s or Moody’s, respectively. In accordance with our standard practice, our commodity derivatives are subject to counterparty netting under agreements governing such derivatives which partially mitigates the counterparty nonperformance risk.

BERRY PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 - Lawsuits, Claims, Commitments and Contingencies
In the normal course of business, we, or our subsidiary, are subject to lawsuits, environmental and other claims and other contingencies that seek, or may seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief.
We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at March 31, 2019 and December 31, 2018. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves accrued on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiary, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of March 31, 2019, we are not aware of material indemnity claims pending or threatened against us.
During the three months ended March 31, 2019, we entered into an 8-year office lease agreement for approximately $1.3 million annually for a total future commitment of approximately $10 million. This agreement begins in August 2019.
Note 5 - Equity
Common Stock
On January 27, 2017, the Bankruptcy Court approved and confirmed our plan of reorganization (the “Plan”). The Plan contemplated the distribution of 40,000,000 shares of common stock in Berry Corp. On the Effective Date, 32,920,000 shares of common stock were distributed, pro rata, to holders of Unsecured Notes claims. On February 28, 2017 (the “Effective Date”), the Plan became effective and was implemented. The holders of Unsecured Claims received a right to receive their pro rata share of either (i) 7,080,000 shares of common stock in Berry Corp. or (ii) in the event that such holder irrevocably elected to receive a cash recovery, cash distributions from the Cash Distribution Pool. Since the Effective Date we have negotiated with claimants to settle their claims and in February 2019 we issued approximately 2,770,000 shares instead of 7,080,000 to resolve these claims.
Cash Dividends
On February 28, 2019, our board of directors approved a $0.12 per share quarterly cash dividend on our common stock for the first quarter of 2019, which was paid in April 2019. On May 8, 2019, our board of directors approved a $0.12 per share quarterly cash dividend on our common stock for the second quarter of 2019.
Stock Repurchase Program
In December 2018, our Board of Directors adopted a program for the opportunistic repurchase of up to $100 million of our common stock. Based on the Board’s evaluation of current market conditions for our common stock they authorized current repurchases of up to $50 million under the program. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate Berry Petroleum to purchase shares during any period or at all. Any shares acquired will be available for general corporate purposes. For the three months ended March 31, 2019, we repurchased 2,200,162 shares at an average price of $11.08 per share for $24 million, which is reflected as treasury stock. The Company has repurchased a total of 2,648,823 shares under the stock repurchase program for $28 million as of March 31, 2019.

Stock-Based Compensation
In March 2019, the Company granted awards of 706,314 shares of restricted stock units ("RSUs"), which will vest annually in equal amounts over three years and 553,902 performance-based restricted stock units ("PSUs"), which will cliff vest at two or three years. The fair value of these awards was approximately $16 million.
The RSUs awarded are service based awards. The PSUs awarded include a market objective measured against both absolute total stockholder return (“Absolute TSR”) and total stockholder return relative (“Relative TSR”), to the Vanguard World Fund -

BERRY PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Vanguard Energy ETF index (the “Index”) over the performance period, assuming the reinvestment of dividends. Depending on the results achieved during the two or three year performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the Target Shares granted.

The fair value of the PSUs was determined using a Monte Carlo simulation analysis to estimate the total shareholder return ranking of the Company, including a comparison against the Index over the performance periods. The expected volatility of the Company’s common stock at the date of grant was estimated based on blended historical average volatility rates for the Company and selected guideline public companies. The dividend yield assumption was based on the current annualized declared dividend. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate two and three year performance measurement period.
Note 6 - Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows
Other current assets reported on the condensed consolidated balance sheets included the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Prepaid expenses	$6,010	$4,656
Oil inventories, materials and supplies	10,386	9,473
Other	238	238
Total	$16,634	$14,367
The major classes of inventory were not material and therefore not stated separately. Other non-current assets at March 31, 2019 and December 31, 2018, included approximately $15 million and $16 million of deferred financing costs, net of amortization, respectively.
Accounts payable and accrued expenses on the condensed consolidated balance sheets included the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Accounts payable-trade	$7,996	$13,564
Accrued expenses	53,753	66,417
Royalties payable	13,900	26,189
Taxes other than income tax liability	9,867	10,766
Accrued interest	4,050	10,500
Dividends payable	10,251	9,992
Other	8,212	6,689
Total	$108,028	$144,118
Other non-current liabilities at March 31, 2019 and December 31, 2018 included approximately $19 million and $15 million of greenhouse gas liability, respectively.

BERRY PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Supplemental Disclosures of Significant Non-Cash Investing Activities:
(Increase) decrease in accrued liabilities related to purchases of property and equipment	$2,038	$(4,144)
Supplemental Disclosures of Cash Payments (Receipts):
Interest, net of amounts capitalized	$14,000	$2,654
Reorganization items, net	$—	$468
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported in the condensed consolidated statements of cash flows to the line items within the condensed consolidated balance sheets:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Beginning of Period
Cash and cash equivalents	$68,680	$33,905
Restricted cash	—	34,833
Cash, cash equivalents and restricted cash	$68,680	$68,738

Ending of Period
Cash and cash equivalents	$1,662	$67,090
Restricted cash	—	21,549
Cash, cash equivalents and restricted cash	$1,662	$88,639
Restricted cash is associated with cash reserved to settle claims with general unsecured creditors resulting from implementation of the Plan. Cash and cash equivalents consists primarily of highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value.
Note 7 - Earnings Per Share
We calculate basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during each period. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement, such as those shares expected to be issued under the Plan, are considered common shares outstanding and are included in the computation of net income (loss) per share. The Plan required that we reserve 7,080,000 shares of our common stock to settle claims of unsecured creditors. These shares were previously included in the 40 million shares of common stock contemplated by the Plan, without regard to actual issuance dates. As a result, prior to final issuance of these shares, the computation of net income (loss) per share included the 7,080,000 reserved shares. At the end of February 2019, we finalized settlement of these claims and issued approximately 2,770,000 shares. In all prior periods presented we retrospectively adjusted the weighted average shares in our earnings per share calculations for the ultimate shares issued, instead of the 7,080,000 shares that had been reserved.
The Series A Preferred Stock was not a participating security, therefore, we calculated diluted EPS using the “if-converted" method under which the preferred dividends are added back to the numerator and the convertible preferred stock is assumed to be converted at the beginning of the period. No incremental shares of Series A Preferred Stock were included in the diluted EPS calculation for the three months ended March 31, 2019, as all outstanding shares of our Series A Preferred Stock were converted to common shares in connection with the IPO of our common stock in July 2018. No Series A Preferred Stock were included in

BERRY PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the diluted EPS calculation for the three months ended March 31, 2018 as their affect was anti-dilutive under the "if converted" method. The RSUs are not a participating security as the dividends are forfeitable. No incremental RSU shares were included in the diluted EPS calculation for the three months ended March 31, 2019 as their effect was anti-dilutive under the "if converted" method. Incremental RSU shares of 225,000 were included in the diluted EPS calculation for the three months ended March 31, 2018, as their effect was dilutive under the "if-converted" method. No PSU's were included in the EPS calculations for any of the periods presented due to their contingent nature.

	Three Months Ended March 31,
	2019	2018
	(in thousands except per share amounts)
Basic EPS calculation
Net income (loss)	$(34,098)	$6,410
less: Series A Preferred Stock dividends and conversion to common stock	—	(5,650)
Net income (loss) attributable to common stockholders	$(34,098)	$760
Weighted-average shares of common stock outstanding	81,765	38,602
Basic earnings (loss) per share(2)	$(0.42)	$0.02
Diluted EPS calculation
Net income (loss)	$(34,098)	$6,410
less: Series A Preferred Stock dividends and conversion to common stock	—	(5,650)
Net income (loss) attributable to common stockholders	$(34,098)	$760
Weighted-average shares of common stock outstanding	81,765	38,602
Dilutive effect of potentially dilutive securities(1)	—	225
Weighted-average common shares outstanding - diluted	81,765	38,827
Diluted earnings (loss) per share(2)	$(0.42)	$0.02
__________

(1)	No potentially dilutive securities were included in computing earnings (loss) per share for the three months ended March 31, 2019, because the effect of inclusion would have been anti-dilutive.

(2)	Per share amounts are stated net of tax.

Note 8 - Revenue Recognition

We account for revenue in accordance with the Accounting Standards Codification 606, Revenue from Contracts with Customers, which we adopted on January 1, 2019, using the modified retrospective method, which was applied to all contracts that were not completed as of that date. Prior period results were not adjusted and continue to be reported under the accounting standards in effect for the prior period. The new standard did not affect the timing of our revenue recognition and did not impact net income; accordingly, we did not record an adjustment to the opening balance of retained earnings.

We adopted the practical expedient related to disclosing the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied at the end of the reporting period. The performance obligations that are unsatisfied at the end of a reporting period relate solely to future volumes that we have yet to sell. As such, these are wholly unsatisfied performance obligations as each unit of product represents a separate performance obligation as well as a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation.

We derive substantially all of our revenue from sales of oil, natural gas and natural gas liquids ("NGL"), with the remaining revenue generated from sales of electricity and marketing activities.

The following is a description of our principal activities from which we generate revenue. Revenues are recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.

BERRY PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Oil, Natural Gas and NGLs

We recognize revenue from the sale of our oil, natural gas and NGLs production when delivery has occurred and control passes to the customer. Our oil and natural gas contracts are short term, typically less than a year and our NGL contracts are both short and long term. We consider our performance obligations to be satisfied upon transfer of control of the commodity. Our commodity sales contracts are indexed to a market price or an average index price. We recognize revenue in the amount that we have a right to invoice once we are able to adequately estimate the consideration (i.e., when market prices are known). Our contracts with customers typically require payment within 30 days following invoicing.

Electricity Sales

The electrical output of our cogeneration facilities that is not used in our operations is sold to the California market based on market pricing, which includes capacity payments. The majority of the portion sold from three of our cogeneration facilities is sold under long-term contracts to two California utility companies, based on the market pricing. Revenue is recognized over time when obligations under the terms of a contract with our customer are satisfied; generally, this occurs upon delivery of the electricity. Revenue is measured as the amount of consideration we expect to receive based on average index pricing with payment due the month following delivery. Capacity payments are based on a fixed annual amount per kilowatt hour and monthly rates vary based on seasonality, which is consistent with how we earn the capacity payment. Capacity payments are settled monthly. We consider our performance obligations to be satisfied upon delivery of electricity or as the contracted amount of energy is made available to the customer in the case of capacity payments. We report electricity revenue as electricity sales on our consolidated statements of operations.

Marketing Revenue

Marketing revenue primarily includes our activities associated with transporting and marketing third-party volumes. These sales are made under the same agreements with the same purchaser as our natural gas sales discussed above. We consider our performance obligations to be satisfied upon transfer of control of the commodity. Revenues are presented excluding costs incurred prior to transferring control of these volumes to the customer, or the costs to purchase these volumes when we are acting as the principal. The revenues and expenses related to the sale and purchase of third-party volumes are presented separately as marketing revenue and marketing expenses on the consolidated statement of operations.

Disaggregated Revenue

As a result of adoption of this standard, we are now required to disclose the following information regarding revenue from contracts with customers on a disaggregated basis.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Oil sales	$123,450	$117,902
Natural gas sales	6,715	6,563
Natural gas liquids sales	937	1,159
Electricity sales	9,729	5,453
Marketing revenues	830	785
Revenues from contracts with customers	141,661	131,862
Gains (losses) on oil derivatives	(65,239)	(34,644)
Other revenues	117	66
Total revenues and other	$76,539	$97,284

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes presented in this Quarterly Report on form 10-Q, as well as our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "Annual Report") filed with the Securities and Exchange Commission ("SEC"). When we use the terms “we,” “us,” “our,” the “Company” or similar words in this report, we are referring to Berry Corp. and its subsidiary, Berry LLC.
Our Company
We are a western United States independent upstream energy company with a focus on conventional, long-lived oil reserves in the San Joaquin basin of California. Our long-lived, high-margin asset base is uniquely positioned to support our objectives of generating top-tier corporate-level returns and positive levered free cash flow through commodity price cycles. We target onshore, low-cost, low-risk, oil-rich reservoirs in the San Joaquin basin of California and, to a lesser extent, our Rockies assets including low-cost, oil-rich reservoirs in the Uinta basin of Utah and low geologic risk natural gas resource plays in the Piceance basin in Colorado. Successful execution of our strategy across our low-declining production base and extensive inventory of identified drilling locations will result in long-term, capital efficient production growth as well as the ability to continue returning capital to our stockholders.
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
Operating expenses
We define operating expenses as lease operating expenses, electricity generation expenses, transportation expenses, and marketing expenses, offset by the third-party revenues generated by electricity, transportation and marketing activities, as well as the effect of derivative settlements (received or paid) for gas purchases. Lease operating expenses include fuel, labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Taxes other than income taxes are excluded from operating expenses. The electricity, transportation and marketing activity related revenues are viewed and treated internally as a reduction to operating costs when tracking and analyzing the economics of development projects and the efficiency of our hydrocarbon recovery. Additionally, we strive to minimize the variability of our fuel gas costs for our steam operations, and we significantly increased our gas hedges in the second quarter of 2019. Overall, operating expense is used by management as a measure of the efficiency with which operations are performing.
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
Capital Expenditures
For the three months ended March 31, 2019, our capital expenditures were approximately $49 million, on an accrual basis excluding acquisitions. Approximately 87% of this total was directed to California oil operations.

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

The table below sets forth the expected allocation of our 2019 capital expenditure budget by area as compared to the allocation of our 2018 capital expenditures.

	Capital Expenditure by Area
	2019 Budget	2018 Actual
	(in millions)
California	$185-212	$126
Rockies	4-6	17
Corporate	6-7	5
Total	$195-225	$148

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

2019 Guidance
The table below sets forth our 2019 Guidance for certain metrics.

	2019 Guidance
	Low	High
Average daily production (MBoe/d)	28	31
% Oil	~86%
Operating expenses ($/Boe)	$18.00	$19.50
Taxes, other than income taxes ($/Boe)	$4.25	$4.75
Adjusted General & Administrative Expenses ($/Boe)	$4.25	$4.75
Capital Expenditures (millions)	$195	$225
Business Environment, Market Conditions and Seasonality
The oil and gas industry is heavily influenced by commodity prices. While average oil prices were slightly lower for the three months ended March 31, 2019 compared to the three months ended December 31, 2018 and March 31, 2018, they did significantly fluctuate during each period. For instance, Brent crude oil contract prices ranged from $54.91 per Bbl at the beginning of the first quarter of 2019, to $68.39 per Bbl at the end of the first quarter. The Henry Hub spot price for natural gas also fluctuated during the three months ended March 31, 2019 between $2.54 per MMBtu and $4.25 per MMBtu. And, in California, the daily price we paid for fuel gas purchases (generally based on the Kern, Delivered index) was as low as $2.61 per MMbtu and as high as $17.59 per MMBtu during the first quarter of 2019. Our revenue, costs, profitability and future growth are highly dependent on the prices we receive for our oil and natural gas production and the prices we pay for our natural gas purchases which will continue to be affected by a variety of factors, as discussed in Risk Factors in our 10-K.
The following table presents the average Brent, WTI, Henry Hub and Kern, Delivered prices for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Brent oil ($/Bbl)	$63.83	$68.08	$67.16
WTI oil ($/Bbl)	$54.87	$58.81	$62.87
Henry Hub natural gas ($MMBtu)	$2.92	$3.64	$3.00
Kern, Delivered natural gas ($MMBtu)	$5.12	$4.40	$2.66
California oil prices are Brent-influenced as California refiners import nearly 70% of the state’s demand by waterborne supply, primarily from the Middle East and South America. There is a closer correlation of prices in California to Brent pricing than to WTI. Without the higher costs associated with importing crude via rail or supertanker, we believe our in-state production and low-cost crude transportation options, coupled with Brent-influenced pricing, will allow us to continue to realize strong cash margins in California.
Utah oil prices have historically traded at a discount to WTI as the local refineries are designed for Utah oil's unique characteristics and the remoteness of the assets makes access to other markets logistically challenging.
Prices and differentials for NGLs are related to the supply and demand for the products making up these liquids. Some of them more typically correlate to the price of oil while others are affected by natural gas prices as well as the demand for certain chemical products for which they are used as feedstock. In addition, infrastructure constraints magnify pricing volatility.
Natural gas prices and differentials are strongly affected by local market fundamentals, availability of transportation capacity from producing areas and seasonal impacts. We purchase substantially more natural gas for our steamfloods and power generation, than we produce and sell. Consequently, higher gas prices have a negative impact on our operating costs. However, we mitigate a portion of this exposure by selling excess electricity from our cogeneration operations to third parties at prices linked to the price of natural gas. Additionally, we strive to minimize the variability of our fuel gas costs from our steam operations by hedging a portion of such gas purchases and have recently increased the amount of gas purchases we hedge. Also, the negative impact of higher gas prices is partially offset by higher gas sales for the gas we produce.

Our earnings are also affected by the performance of our cogeneration facilities. These cogeneration facilities generate both electricity and steam for our properties and electricity for off-lease sales. While a portion of the electric output of our cogeneration facilities is utilized within our production facilities to reduce operating expenses, we also sell electricity produced by three of our cogeneration facilities under long-term contracts. The most significant input and cost of the cogeneration facilities is natural gas. We receive significantly more revenue from these cogeneration facilities in the summer months, June through September, due to negotiated capacity payments we receive.
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
Summary By Area
The following table shows a summary by area of our selected historical financial information and operating data for the periods indicated.

	California (San Joaquin and Ventura basins)		Rockies (Uinta and Piceance basins)
	Three Months Ended		Three Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
($ in thousands, except prices)
Oil, natural gas and natural gas liquids sales	$111,896	$105,544	$19,206	$18,715
Operating income(a)	$37,357	$47,258	$4,779	$3,445
Depreciation, depletion, and amortization (DD&A)	$21,342	$14,905	$3,244	$3,031
Average daily production (MBoe/d)	21.0	18.8	6.8	6.6
Production (oil% of total)	100%	100%	46%	35%
Realized sales prices:
Oil (per Bbl)	$59.16	$62.37	$41.38	$60.29
NGLs (per Bbl)	$—	$—	$24.42	$26.46
Gas (per Mcf)	$—	$—	$3.77	$2.58
Capital expenditures	$42,509	$15,301	$5,313	$378
__________

(a)	Operating income includes oil, natural gas and NGL sales, offset by operating expenses, general and administrative expenses, DD&A, and taxes, other than income taxes.

Production, Prices and Costs
The following table sets forth information regarding total production, average daily production, average prices and average costs for each of the periods indicated.

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Average daily production:(1)(5)
Oil (MBbl/d)	24.1	23.7	21.1
Natural Gas (MMcf/d)	19.5	22.1	27.6
NGL (MBbl/d)	0.4	0.6	0.5
Total (MBoe/d)(2)	27.8	28.0	26.2
Total Production:(5)
Oil (MBbl)	2,170	2,178	1,897
Natural gas (MMcf)	1,752	2,034	2,481
NGLs (MBbl)	38	54	45
Total (MBoe)(2)	2,501	2,571	2,356
Weighted-average realized sales prices:
Oil without hedges ($/Bbl)	$56.88	$61.48	$62.14
Oil with hedges ($/Bbl)	$62.03	$64.36	$52.74
Natural gas ($/Mcf)	$3.83	$3.86	$2.64
NGL ($/Bbl)	$24.35	$20.39	$25.56
Average Benchmark prices:
Oil (Bbl) – Brent	$63.83	$68.08	$67.16
Oil (Bbl) – WTI	$54.87	$58.81	$62.87
Natural gas (MMBtu) – Henry Hub	$2.92	$3.64	$3.00
Average costs per Boe(3):
Lease operating expenses	$23.16	$19.96	$18.80
Electricity generation expenses	3.10	2.63	1.94
Electricity sales(3)	(3.89)	(3.70)	(2.31)
Transportation expenses	0.87	0.86	1.26
Transportation sales(3)	(0.05)	(0.11)	—
Marketing expenses	0.34	0.28	0.25
Marketing revenues(3)	(0.33)	(0.21)	(0.33)
Derivatives settlements (received) paid for gas purchases(3)	(1.49)	(0.94)	—
Total operating expenses	$21.71	$18.77	$19.61
General and administrative expenses(4)	$5.73	$6.27	$5.09
Depreciation, depletion and amortization	$9.83	$9.43	$7.82
Taxes, other than income taxes	$3.23	$3.04	$3.50
__________

(1)	Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.

(2)
Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one Bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the quarter ended March 31, 2019, the average prices of Brent oil and Henry Hub natural gas were $63.83 per Bbl and $2.92 per MMBtu, respectively, resulting in an oil-to-gas ratio of approximately 4 to 1 on an energy equivalent basis.

(3)
We report electricity, transportation and marketing sales separately in our financial statements as revenues in accordance with GAAP. However, these revenues are viewed and used internally in calculating operating expenses which is used to track and analyze the economics of development projects and the efficiency of our hydrocarbon recovery. We purchase third-party gas to generate electricity through our cogeneration facilities to be used in our field operations activities and view the added benefit of any excess electricity sold externally as a cost reduction/benefit to generating steam for our thermal recovery operations. Marketing expenses mainly relate to natural gas purchased from third parties that moves through our gathering and processing systems and then is sold to third parties. Transportation sales relate to water and other liquids that we transport on our systems on behalf of third parties and have not been significant to date. Operating expenses also includes the effect of derivative settlements (received or paid) for gas purchases.

(4)
Includes non-recurring restructuring and other costs and non-cash stock compensation expense, in aggregate, of approximately $1.10 per Boe, $1.79 per Boe and $1.30 per Boe for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

(5)	On November 30, 2018, we sold our non-core gas-producing properties and related assets located in the East Texas basin.
The following table sets forth average daily production by operating area for the periods indicated:

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Average daily production (MBoe/d)(1):
California	21.0	21.7	18.8
Rockies	6.8	5.8	6.6
East Texas(2)	—	0.5	0.8
Total average daily production	27.8	28.0	26.2
__________

(1)	Production represents volumes sold during the period.

(2)	On November 30, 2018, we sold our non-core gas-producing properties and related assets located in the East Texas basin.
Average daily production volumes increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to production response from development capital spending throughout 2018 and early 2019, offset by natural decline and the sale of our East Texas properties in November 2018. Our first quarter 2019 California production increased 12% compared to the first quarter of 2018, as the substantial majority of our development capital was deployed throughout our California operations showing the strong ability of our California thermal properties to perform as expected.
Average daily production volumes decreased slightly for the three months ended March 31, 2019 as compared to the three months ended December 31, 2018 reflecting thermal response timing, natural decline and the impact of selling our East Texas assets in the fourth quarter of 2018, partially offset by the response from drilling activity in both California and Utah. Thermal development wells do not always initially start at peak rate as the time to heat the reservoir can vary reservoir by reservoir and project by project. Thermal results are better viewed over longer intervals as the 12% annual rate increase from the three months ended March 31, 2018 to the three months ended March 31, 2019 noted above.

Results of Operations
Three Months Ended March 31, 2019 compared to Three Months Ended December 31, 2018.

	Three Months Ended		$ Change	% Change
	March 31, 2019	December 31, 2018
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$131,102	$142,861	$(11,759)	(8)%
Electricity sales	9,729	9,517	212	2%
Gain (losses) on oil derivatives	(65,239)	127,160	(192,399)	(151)%
Marketing and other revenues	947	808	139	17%
Total revenues and other	76,539	280,346	(203,807)	(73)%
Expenses and other:
Lease operating expenses	57,928	51,308	6,620	13%
Electricity generation expenses	7,760	6,764	996	15%
Transportation expenses	2,173	2,220	(47)	(2)%
Marketing expenses	851	716	135	19%
General and administrative expenses	14,340	16,130	(1,790)	(11)%
Depreciation, depletion and amortization	24,585	24,253	332	1%
Taxes, other than income taxes	8,086	7,829	257	3%
(Gains) losses on natural gas derivatives	(2,115)	(4,477)	2,362	(53)%
(Gains) losses on sale of assets and other, net	1,245	(3,269)	4,514	(138)%
Total expenses and other	114,853	101,474	13,379	13%
Other income (expenses):
Interest expense	(8,805)	(8,820)	15	—%
Other, net	154	108	46	43%
Reorganization items, net	(231)	1,498	(1,729)	(115)%
Income (loss) before income taxes	(47,196)	171,658	(218,854)	(127)%
Income tax expense (benefit)	(13,098)	39,890	(52,988)	(133)%
Net income (loss)	$(34,098)	$131,768	$(165,866)	(126)%
Revenues and Other
Oil, natural gas and NGL sales decreased $12 million, or 8%, to approximately $131 million for the three months ended March 31, 2019 compared to the three months ended December 31, 2018. The large majority of this decrease reflects lower oil prices.
Electricity sales represent sales to utilities, which were comparable for the three months ended March 31, 2019 and December 31, 2018.
Losses on oil derivatives were approximately $65 million for the three months ended March 31, 2019 compared to a gain of approximately $127 million for the three months ended December 31, 2018. The changes are the result of the mark-to-market impact caused by increasing oil prices in the first quarter of 2019 relative to the fixed prices of our derivative contracts.
Marketing and other revenues increased 17% to approximately $0.9 million for the three months ended March 31, 2019, compared to the three months ended December 31, 2018 due to higher average prices. Marketing revenues in these periods primarily represented sales of third-party natural gas.
Expenses and Other
We report sales of electricity, marketing and transportation activities (as applicable) separately in our financial statements as revenues in accordance with GAAP. However, these revenues are viewed and used internally in calculating operating expenses which are used to track and analyze the economics of development projects and the efficiency of our hydrocarbon recovery.

Operating expenses, as defined above, increased to $21.71 per Boe for the quarter ended March 31, 2019 from $18.77 per Boe for the quarter ended December 31, 2018, including $2.13 per Boe of higher fuel costs.
Lease operating expenses include fuel, labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses increased by approximately $7 million, or 13%, to approximately $58 million for the three months ended March 31, 2019, compared to the three months ended December 31, 2018.

Lease operating expenses were impacted by unseasonably higher fuel prices related to our California steam operations, which increased unhedged fuel expense $4 million, for the three months ended March 31, 2019 compared to the three months ended December 31, 2018. The fuel gas price for the 2019 period was $4.94/MMBtu compared to $4.15/MMBtu in 2018. Additionally, we had an increase in facility, well, and lease maintenance costs in 2019 compared to 2018.
Electricity generation expenses increased approximately $1 million or 15% to $8 million for the three months ended March 31, 2019 compared to the three months ended December 31, 2018, primarily related to an increase in the price of natural gas.
Transportation expenses were approximately $2 million for the three months ended March 31, 2019 and the three months ended December 31, 2018.
Marketing expenses increased 19% to $0.9 million for the three months ended March 31, 2019 compared to the three months ended December 31, 2018, primarily due to an increase in natural gas costs.
General and administrative expenses decreased by approximately $2 million, or 11%, to approximately $14 million for the three months ended March 31, 2019 compared to the three months ended December 31, 2018. The improvement was largely because the fourth quarter was impacted by higher stock compensation associated with performance shares meeting target thresholds. Adjusted general and administrative expenses, which exclude non-recurring restructuring and other costs and non-cash stock compensation costs, were $11.6 million or $4.63/Boe for the first quarter 2019 compared to $11.5 million or $4.49/Boe for the fourth quarter 2018. Adjusted general and administrative expenses is a non-GAAP financial measure defined as general and administrative expenses adjusted for non-recurring restructuring and other costs and non-cash stock compensation expense. Please see “—Non-GAAP Financial Measure” for a reconciliation to the GAAP financial measure of general and administrative expenses.
DD&A was approximately $25 million for the three months ended March 31, 2019, which is comparable to the three months ended December 31, 2018.
Gains on natural gas derivatives of $2 million for the three months ended March 31, 2019, mostly represented the gains on settled derivative contracts. The $4 million gain on natural gas derivatives for the three months ended December 31, 2018 consisted of gains on settled contracts and mark-to-market valuation gains.
Taxes, Other Than Income Taxes

	Three Months Ended		$ Change	% Change
	March 31, 2019	December 31, 2018
	(in thousands)
Severance taxes	$703	$1,463	$(760)	(52)%
Ad valorem and property taxes	3,145	3,833	(688)	(18)%
Greenhouse gas allowances	4,238	2,533	1,705	67%
Total taxes other than income taxes	$8,086	$7,829	$257	3%

Taxes, other than income taxes ($/Boe)	$3.23	$3.04

Taxes, other than income taxes increased in the three months ended March 31, 2019 by $0.3 million or 3%, compared to the three months ended December 31, 2018 due to increased greenhouse gas allowances offset by lower severance taxes and ad valorem and property taxes. Greenhouse gas costs increased as a result of fewer free allowances from the state of California and higher spot prices for those allowances purchased, both increased the average unit cost of emissions incurred. Ad valorem and property taxes declined in the first quarter of 2019 due to lower supplemental assessments than the fourth quarter 2018. Severance tax refunds received during the first quarter 2019, related to prior periods, decreased the related expense compared to the fourth quarter of 2018.

Gains on Sale of Assets and Other, Net
Gains on sales of assets and other, net decreased in the three months ended March 31, 2019 by $4.5 million compared to the three months ended December 31, 2018 due to the gain on the sale of our East Texas properties in the fourth quarter 2018.
Reorganization items
Reorganization items, net consisted of approximately $0.2 million of expenses for the three months ended March 31, 2019, compared to income of $1 million from resolution of pre-emergence liabilities and claims for the three months ended December 31, 2018. The first quarter 2019 expenses were primarily related to the remaining bankruptcy-related legal and professional fees.
Income Tax Expense (Benefit)
Our effective tax rate was 27.8% for the three months ended March 31, 2019 and 23.2% for the three months ended December 31, 2018. The increase in the effective tax rate was primarily due to the release of our valuation allowance on deferred tax assets in 2018.

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018.

	Three Months Ended March 31,		$ Change	% Change
	2019	2018
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$131,102	$125,624	$5,478	4%
Electricity sales	9,729	5,453	4,276	78%
Gain (losses) on oil derivatives	(65,239)	(34,644)	(30,595)	88%
Marketing and other revenues	947	851	96	11%
Total revenues and other	76,539	97,284	(20,745)	(21)%
Expenses and other:
Lease operating expenses	57,928	44,303	13,625	31%
Electricity generation expenses	7,760	4,590	3,170	69%
Transportation expenses	2,173	2,978	(805)	(27)%
Marketing expenses	851	580	271	47%
General and administrative expenses	14,340	11,985	2,355	20%
Depreciation, depletion and amortization	24,585	18,429	6,156	33%
Taxes, other than income taxes	8,086	8,256	(170)	(2)%
(Gains) losses on natural gas derivatives	(2,115)	—	(2,115)	(100)%
(Gains) losses on sale of assets and other, net	1,245	—	1,245	100%
Total expenses and other	114,853	91,121	23,732	26%
Other income (expenses):
Interest expense	(8,805)	(7,796)	(1,009)	13%
Other, net	154	27	127	470%
Reorganization items, net	(231)	8,955	(9,186)	(103)%
Income (loss) before income taxes	(47,196)	7,349	(54,545)	(742)%
Income tax expense (benefit)	(13,098)	939	(14,037)	(1,495)%
Net income (loss)	(34,098)	6,410	(40,508)	(632)%
Series A preferred stock dividends	—	(5,650)	5,650	(100)%
Net income (loss) available to common stockholders	$(34,098)	$760	$(34,858)	(4,587)%

Revenues and Other
Oil, natural gas and NGL sales increased $5 million, or 4% to approximately $131 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The large majority of this increase reflects increased oil volumes, partially offset by lower oil prices.
Electricity sales represent sales to utilities and increased by approximately $4 million, or 78%, to approximately $10 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to higher sales prices, due to the link of sales price and higher natural gas pricing, in the three months ended March 31, 2019, than the three months ended March 31, 2018.
Losses on oil derivatives were $65 million, net of realized gains of $11 million, for the three months ended March 31, 2019 and $35 million, net of realized gains $18 million, for the three months ended March 31, 2018. The increased loss was primarily due to improved commodity prices relative to the fixed prices of our derivative contracts.
Marketing and other revenues increased over 11% to approximately $0.9 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 due to higher average prices. Marketing revenues in these periods primarily represented sales of third-party natural gas.
Expenses and Other
We report sales of electricity, marketing and transportation activities (as applicable) separately in our financial statements as revenues in accordance with GAAP. However, these revenues, as well as gas purchase hedge settlements, are viewed and used internally in calculating operating expenses which are used to track and analyze the economics of development projects and the efficiency of our hydrocarbon recovery.
Operating expenses, as defined above, increased to $21.71 per Boe for the quarter ended March 31, 2019 from $19.61 per Boe for the quarter ended March 31, 2018, including higher fuel costs of $5.38 per Boe, partially offset by gains on natural gas derivative settlements in 2019.
Lease operating expenses include fuel, labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses increased by approximately $14 million, or 31%, to approximately $58 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.
The increase in lease operating expenses was primarily due to unhedged higher fuel prices that increased fuel expense approximately $11 million for the three months ended March 31, 2019 from the three months ended March 31, 2018. The fuel gas price for the 2019 period was $4.94/MMBtu compared to $2.78/MMBbtu in 2018. Additionally, we had an increase in facility, well, and lease maintenance costs.
Electricity generation expenses increased approximately $3 million or 69% to $8 million for the three months ended March 31, 2019 and the three months ended March 31, 2018, primarily due to an increase in the price of natural gas.
Transportation expenses decreased by less than $1 million to approximately $2 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, mainly due to lower volumes shipped.
Marketing expenses increased $0.3 million or 47% to $1.0 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to higher natural gas costs.
General and administrative expenses increased by approximately $2 million, or 20%, to approximately $14 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. For the three months ended March 31, 2019 and March 31, 2018, general and administrative expenses included non-recurring restructuring and other costs of approximately $1.3 million and $2.0 million, respectively, and non-cash stock compensation costs of approximately $1.4 million and $1.0 million, respectively. Adjusted general and administrative expenses, which exclude non-recurring restructuring and other costs and non-cash stock compensation costs, were $11.6 million or $4.63/Boe for the first quarter 2019 compared to $8.9 million or $3.79/Boe for the first quarter 2018. The increases in both general and administrative expenses and adjusted general and administrative expenses were primarily due to increased costs associated with supporting the company's growth and public company status.
DD&A increased by approximately $6 million, or 33%, to approximately $25 million, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the increased production and higher depreciation and depletion rates for 2019.

Gains on natural gas derivatives of $2 million for the three months ended March 31, 2019 include $4 million of realized gains on settlements partially offset by mark-to-market losses.
Taxes, Other Than Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2019	2018
	(in thousands)
Severance taxes	$703	$2,764	$(2,061)	(75)%
Ad valorem and property taxes	3,145	3,417	(272)	(8)%
Greenhouse gas allowances	4,238	2,075	2,163	104%
Total taxes other than income taxes	$8,086	$8,256	$(170)	(2)%

Taxes, other than income taxes ($/Boe)	$3.23	$3.50

Taxes, other than income taxes decreased in the three months ended March 31, 2019 by $0.2 million or 2%, compared to the three months ended March 31, 2018 due to lower severance taxes and ad valorem and property taxes, partially offset by higher greenhouse gas cost allowances. Severance tax refunds received during the first quarter 2019, related to prior periods, decreased the related expense compared to the same period last year. Ad valorem and property taxes decreased due to lower supplemental assessments than in the first quarter 2018. Greenhouse gas costs increased as a result of fewer free allowances from the state of California and higher spot prices for those allowances purchased, both of which increased the average unit cost of emissions incurred.
Gains on Sale of Assets and Other, Net
Gains on sales of assets and other, net included purchase price adjustments in the three months ended March 31, 2019.
Interest Expense
Interest expense increased in the three months ended March 31, 2019 by approximately $1 million or 13%, compared to the three months ended March 31, 2018, due to three months of the interest on the 2026 Notes in the first quarter 2019 versus one and a half months in the first quarter 2018.
Reorganization items
Reorganization items, net consisted of approximately $0.2 million in expense for the three months ended March 31, 2019, compared to $9 million of income from the return of undistributed funds reserved for settlement of claims of general unsecured creditors for the three months ended March 31, 2018. The first quarter 2019 expenses were primarily related to the remaining bankruptcy-related legal and professional fees.
Income Tax Expense (Benefit)
Our effective tax rate was 27.8% for the three months ended March 31, 2019 and 12.8% for the three months ended March 31, 2018. The increase in the effective tax rate compared with the same period in 2018 was primarily due to the release of our valuation allowance on deferred tax assets in 2018 due to earnings.
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

The following tables present reconciliations of the non-GAAP financial measures Adjusted EBITDA and Levered Free Cash Flow to the GAAP financial measures of net income (loss) and net cash provided or used by operating activities, as applicable, for each of the periods indicated.

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(in thousands)
Adjusted EBITDA reconciliation to net income (loss):
Net income (loss)	$(34,098)	$131,768	$6,410
Add (Subtract):
Interest expense	8,805	8,820	7,796
Income tax expense (benefit)	(13,098)	39,890	939
Depreciation, depletion and amortization	24,585	24,253	18,429
Derivative losses (gains)	63,124	(131,637)	34,644
Net cash received (paid) for scheduled derivative settlements	14,904	8,679	(17,849)
(Gain) loss on sale of assets and other	1,245	(3,269)	—
Stock compensation expense	1,475	3,249	1,042
Non-recurring restructuring and other costs	1,329	1,414	2,047
Reorganization items, net	231	(1,498)	(8,955)
Adjusted EBITDA	$68,502	$81,669	$44,503

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(in thousands)
Adjusted EBITDA and Levered Free Cash Flow reconciliation to net cash provided (used) by operating activities:
Net cash provided (used) by operating activities(1)	$19,111	$95,767	$27,592
Add (Subtract):
Cash interest payments	14,000	562	2,654
Cash income tax payments	—	(1,901)	—
Cash reorganization item (receipts) payments	—	(174)	468
Non-recurring restructuring and other costs	1,329	1,414	2,047
Other changes in operating assets and liabilities	34,063	(13,998)	11,742
Adjusted EBITDA	$68,502	$81,669	$44,503
Subtract:
Capital expenditures - accrual basis	(49,099)	(53,326)	(15,732)
Interest expense	(8,805)	(8,820)	(7,796)
Cash dividends declared	(10,072)	(9,992)	(5,650)
Levered Free Cash Flow(2)	$526	$9,531	$15,325
__________

(1)
The three months ended March 31, 2019 included $37 million of annual or semi-annual payments that occur in the first quarter each year such as semi-annual interest and certain annual royalty payments and other accrued liabilities.

(2)
Levered Free Cash Flow includes cash received for scheduled derivative settlements of $15 million in the three months ended March 31, 2019 and $9 million in the three months ended December 31, 2018 and cash paid for scheduled derivatives settlements of $18 million for the three months ended March 31, 2018.

The following table presents a reconciliation of the non-GAAP financial measure Adjusted Net Income (Loss) to the GAAP financial measure of Net income (loss).

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(in thousands)
Adjusted Net Income (Loss) reconciliation to net income (loss)
Net income (loss)	$(34,098)	$131,768	$6,410
Add (Subtract):
(Gains) losses on oil and natural gas derivatives	63,124	(131,637)	34,644
Net cash received (paid) for scheduled derivative settlements	14,904	8,679	(17,849)
(Gains) losses on sale of assets and other, net	1,245	(3,269)	—
Non-recurring restructuring and other costs	1,329	1,414	2,047
Reorganization items, net	231	(1,498)	(8,955)
Total additions, net	80,833	(126,311)	9,887
Income tax (expense) benefit of adjustments at effective tax rate	(22,471)	29,352	(1,263)
Adjusted Net Income (Loss)	$24,264	$34,809	$15,034

The following table presents a reconciliation of the non-GAAP financial measure Adjusted General and Administrative Expenses to the GAAP financial measure of general and administrative expenses for each of the periods indicated.

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(in thousands)
Adjusted General and Administrative Expense reconciliation to general and administrative expenses:
G&A expenses	$14,340	$16,130	$11,985
Subtract:
Non-recurring restructuring and other costs	(1,329)	(1,414)	(2,047)
Non-cash stock compensation expense (G&A portion)	(1,424)	(3,183)	(1,019)
Adjusted G&A	$11,587	$11,533	$8,919

Adjusted general and administrative expenses ($/MBoe)	$4.63	$4.49	$3.79
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

Stock Repurchase Program
In December 2018, our Board of Directors adopted a program for the opportunistic repurchase of up to $100 million of our common stock. Based on the Board’s evaluation of current market conditions for our common stock they authorized current repurchases of up to $50 million under the program. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate us to purchase shares during any period or at all. Any shares acquired will be available for general corporate purposes. For the three months ended March 31, 2019, we repurchased 2,200,162 shares at an average price of $11.08 per share for $24 million, which is reflected as treasury stock. The Company has repurchased a total of 2,648,823 shares under the stock repurchase program for $28 million as of March 31, 2019.
Cash Dividends
On February 28, 2019, our board of directors approved a $0.12 per share quarterly cash dividend on our common stock for the first quarter of 2019, which was paid in April 2019. On May 8, 2019, our board of directors approved a $0.12 per share quarterly cash dividend on our common stock for the second quarter of 2019.
The RBL Facility
As of March 31, 2019 our borrowing base was approximately $400 million and we had $391 million available for borrowing under the RBL Facility. At March 31, 2019, we were in compliance with the financial covenants under the RBL Facility. In April 2019, we completed a borrowing base redetermination under our RBL Facility that resulted in our borrowing base being set at $750 million and we elected to limit lender commitments to $400 million. Borrowing base redeterminations become effective on, or about, each May 1 and November 1, although each of us and the administrative agent may make one interim redetermination between scheduled redeterminations.
Hedging
We have protected a significant portion of our anticipated cash flows through our commodity hedging program, including through fixed-price derivative contracts. For information regarding risks related to our hedging program, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry” in our Annual Report.

As of April 30, 2019, we had hedged crude oil production to protect against oil price decreases and we also hedged gas purchases to protect against price increases at the following volumes and weighted average prices as outlined in the following table:

	Q2 2019	Q3 2019	Q4 2019	FY 2020
Oil Calls Options (Brent):
Hedged volume (MBbls)	180	92	92	—
Weighted average price ($/Bbl)	$70.00	$81.00	$81.00	$—
Oil Put Options (Brent):
Hedged volume (MBbls)	1,092	460	460	—
Weighted-average price ($/Bbl)	$60.00	$50.00	$50.00	$—
Fixed Price Oil Swaps (Brent)
Hedged volume (MBbls)	881	1,380	1,380	2,928
Weighted average price ($/Bbl)	$73.86	$72.70	$72.21	$67.66
Fixed Price Oil Swaps (WTI):
Hedged volume (MBbls)	61	92	92	121
Weighted average price ($/Bbl)	$61.75	$61.75	$61.75	$61.75
Oil basis differential positions (Brent-WTI basis swaps):
Hedged volume (MBbls)	46	46	46	—
Weighted average price ($/Bbl)	$(1.29)	$(1.29)	$(1.29)	$—
Fixed Price Gas Purchase Swaps (Kern, Delivered):
Hedged volume (MMBtu)	4,255,000	4,600,000	3,685,000	10,675,000
Weighted average price ($/MMBtu)	$2.81	$2.91	$2.97	$3.01
Fixed Price Gas Purchase Swaps (SoCal Citygate):
Hedged volume (MMBtu)	305,000	460,000	460,000	2,290,000
Weighted average price ($/MMBtu)	$3.80	$3.80	$3.80	$3.80
The following table summarizes the historical results of our hedging activities.

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Crude Oil (per Bbl):
Realized sales price, before the effects of derivative settlements	$56.88	$61.48	$62.14
Effects of derivative settlements	$5.15	$2.88	$(9.40)
We expect our operations to generate substantial cash flows at current commodity prices. We have protected a portion of our anticipated cash flows through 2020 as part of our crude oil hedging program. Our low-decline production base, coupled with our stable operating cost environment, affords an ability to hedge a material amount of our future expected production.

Statements of Cash Flows
The following is a comparative cash flow summary:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash:
Provided by (used in) operating activities	$19,111	$27,592
Used in investing activities	(50,805)	(19,876)
Provided by (used in) financing activities	(35,324)	12,185
Net decrease in cash, cash equivalents and restricted cash	$(67,018)	$19,901
Operating Activities
Cash provided by operating activities decreased for the three months ended March 31, 2019 by approximately $8 million when compared to the three months ended March 31, 2018, primarily due to the increase in fuel gas costs due to higher prices, increased operating costs, interest payments on our 2026 Senior Unsecured Notes, which is paid semi-annually, and other working capital changes. The annual or semi-annual payments that occurred in the first quarter 2019 were approximately $37 million.
Investing Activities
The following provides a comparative summary of cash flows from investing activities:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Capital expenditures(1)
Development of oil and natural gas properties	$(49,386)	$(14,727)
Purchase of other property and equipment	(1,419)	(5,149)
Cash used in investing activities:	$(50,805)	$(19,876)
__________
(1) Based on actual cash payments rather than accruals.
Cash used in investing activities increased $31 million for the three months ended March 31, 2019, when compared to the same period in 2018, primarily due to an increase in capital spending in accordance with the 2019 capital budget.
Financing Activities
Cash used by financing activities was approximately $35 million for the three months ended March 31, 2019 and was primarily used to purchase treasury stock of $25 million and pay dividends on common stock of approximately $10 million. Cash provided by financing activities was approximately $12 million for the three months ended March 31, 2018 and was primarily provided by the issuance of the 2026 Senior Unsecured Notes in the aggregate principal amount of $400 million, offset by the repayments on the new credit facility of approximately $379 million and the debt issuance costs of $9 million.

Balance Sheet Analysis

The changes in our balance sheet from December 31, 2018 to March 31, 2019 are discussed below.

	March 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$1,662	$68,680
Accounts receivable, net	$63,061	$57,379
Derivative instruments assets - current and long-term	$16,463	$91,885
Other current assets	$16,634	$14,367
Property, plant & equipment, net	$1,469,127	$1,442,708
Other non-current assets	$16,256	$17,244
Accounts payable and accrued liabilities	$108,028	$144,118
Derivative instruments liabilities - current and long-term	$6,602	$—
Long-term debt	$391,947	$391,786
Asset retirement obligation	$85,620	$89,176
Other non-current liabilities	$19,140	$14,902
Equity	$939,129	$1,006,446

See “Liquidity and Capital Resources” for discussions about the changes in cash and cash equivalents.

The $6 million increase in accounts receivable was driven by higher revenue at the end of the first quarter 2019 compared to the end of the fourth quarter 2018, mainly resulting from higher realized prices.

The $69 million decrease in the derivative instruments assets and liabilities reflected the decrease in the mark-to-market values of our derivatives at the end of each period presented. This was a result of increased oil and natural gas prices relative to the fixed prices of our derivative contracts.
The $26 million increase in property, plant and equipment was largely the result of increased capital investments in oil and gas properties, partially offset by increased accumulated depreciation associated with such properties.

The decrease in accounts payable and accrued liabilities included $16 million for royalty payments and $14 million for interest payments on our 2026 Senior Unsecured Notes, which is paid semi-annually, $7 million related to our incentive compensation program, $4 million for severance taxes and other items, partially offset by $3 million for lower property tax accrual and other items.

The decrease in the long-term portion of the asset retirement obligation was due to liabilities settled during the period of $4 million and an increase to the current portion of the asset retirement obligation of $2 million. These decreases were offset by accretion expenses of $2 million.
The increase in other noncurrent liabilities represented an additional greenhouse gas liability of $4 million for production during the three months ended March 31, 2019 and which is due for payment more than one year from March 31, 2019.
The decrease in equity of $67 million was due to the purchase of treasury stock for $24 million in connection with our stock repurchase program, dividends declared of $10 million and a net loss of $34 million.
Lawsuits, Claims, Commitments, and Contingencies
In the normal course of business, we, or our subsidiary, are subject to lawsuits, environmental and other claims and other contingencies that seek, or may seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief.
We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at March 31, 2019 and December 31, 2018. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves accrued on our balance sheet would not be material to our consolidated financial position or results of operations.

We, or our subsidiary, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of March 31, 2019, we are not aware of material indemnity claims pending or threatened against us.

In April 2019, we sold our outstanding claims in the Pacific Gas & Electric bankruptcy at an immaterial loss.

Contractual Obligations
During the three months ended March 31, 2019, we entered into an 8-year office lease agreement for approximately $1.3 million annually for a total future commitment of approximately $10 million. This agreement begins in August 2019.
Recently Adopted Accounting and Disclosure Changes

See Note 1, Basis of Presentation, in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

The information in this document includes forward-looking statements involving risks and uncertainties that could materially affect our expected results of operations, liquidity, cash flows and business prospects. Such statements specifically include our expectations as to our future financial position, liquidity, cash flows, results of operations and business strategy, potential acquisition opportunities, other plans and objectives for operations, maintenance capital requirements, expected production and costs, reserves, hedging activities, capital expenditures, return of capital, improvement of recovery factors and other guidance. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. You can typically identify forward-looking statements by words such as aim, anticipate, achievable, believe, budget, continue, could, effort, estimate, expect, forecast, goal, guidance, intend, likely, may, might, objective, outlook, plan, potential, predict, project, seek, should, target, will or would and other similar words that reflect the prospective nature of events or outcomes. For any such forward-looking statement that includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, sometimes materially. Material risks that may affect us are discussed in “Item 1A. Risk Factors” in our Annual Report.
Factors (but not necessarily all the factors) that could cause results to differ include among others:

•	volatility of oil, natural gas and NGL prices;

•	price and availability of natural gas;

•	our ability to use derivative instruments to manage commodity price risk;

•	our ability to obtain permits and otherwise to meet our proposed drilling schedule and to successfully drill wells that produce oil and natural gas in commercially viable quantities;

•	impact of environmental, health and safety, and other governmental regulations, and of current, pending, or future legislation;

•	uncertainties associated with estimating proved reserves and related future cash flows;

•	our ability to replace our reserves through exploration and development activities;

•	our ability to obtain timely and available drilling and completion equipment and crew availability and access to necessary resources for drilling, completing and operating wells;

•	changes in tax laws;

•	effects of competition;

•	our ability to make acquisitions and successfully integrate any acquired businesses;

•	market fluctuations in electricity prices and the cost of steam;

•	asset impairments from commodity price declines;

•	large or multiple customer defaults on contractual obligations, including defaults resulting from actual or potential insolvencies;

•	geographical concentration of our operations;

•	ineffectiveness of internal controls;

•	concerns about climate change and other air quality issues;

•	catastrophic events;

•	litigation;

•	our ability to retain key members of our senior management and key technical employees; and

•	information technology failures or cyber attacks.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For the three months ended March 31, 2019, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A)- Quantitative and Qualitative Disclosures About Market Risk, in the 2018 Annual Report, except as discussed below.
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
We determine the fair value of our oil and natural gas derivatives using valuation techniques which utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. We validate data provided by third parties by understanding the valuation inputs used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets. At March 31, 2019, the fair value of our hedge positions was a net liability of approximately $10 million. A 10% increase in the oil and natural gas index prices above the March 31, 2019 prices would result in a net liability of approximately $5 million, which represents a decrease in the fair value of our derivative position of approximately $15 million; conversely, a 10% decrease in the oil and natural gas index prices below the March 31, 2019 prices would result in a net asset of approximately $21 million, which represents an increase in the fair value of approximately $11 million. For additional information about derivative activity, see Note 3.
Actual gains or losses recognized related to our derivative contracts depend exclusively on the price of the underlying commodities on the specified settlement dates provided by the derivative contracts.

Item 4. Controls and Procedures
Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, they each concluded that our disclosure controls and procedures were effective as of March 31, 2019.
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2019 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings, see Note 4 to the condensed consolidated financial statements in Part I of this Form 10-Q and Note 7 to our consolidated financial statements for the year ended December 31, 2018 included in the Annual Report.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading “Item 1A. Risk Factors” in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

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
During the three months ended March 31, 2019, we repurchased 2,200,162 shares at an average price of $11.08 per share, resulting in a total of 2,648,823 shares repurchased under the stock repurchase program as of March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1 - 31, 2019	1,079,446	$10.61	1,079,446
February 1 - 28, 2019	852,650	$11.43	852,650
March 1 - 31, 2019	268,066	$11.85	268,066
Total	2,200,162	$11.08	2,200,162	$21,672,000

Item 6.    Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Berry Petroleum Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-226011))
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Form 8-K filed July 30, 2018)
3.3	Second Amended and Restated Bylaws of Berry Petroleum Corporation (incorporated by reference to Exhibit 3.3 of Form 8-K filed July 30, 2018)
3.4
Certificate of Designation of Series A Convertible Preferred Stock of Berry Petroleum Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-226011))

3.5	Certificate of Amendment to Certificate of Designation (incorporated by reference to Exhibit 3.1 of Form 8-K filed July 30, 2018)
10.1†*	Berry Petroleum Corporation Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers
10.2†	Berry Petroleum Corporation Form of Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.20 of Form 10-K filed March 8, 2019)
10.3†	Berry Petroleum Corporation Form of Restricted Stock Unit Award Agreement for Directors (incorporated by reference to Exhibit 10.21 of Form 10-K filed March 8, 2019)
10.4†
Berry Petroleum Corporation Form of Performance-Based Restricted Stock Unit Award Agreement for Employees other than Executive Officers (incorporated by reference to Exhibit 10.22 of Form 10-K filed March 8, 2019)

10.5†	Berry Petroleum Corporation Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.23 of Form 10-K filed March 8, 2019)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Data Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement.

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

BERRY PETROLEUM CORPORATION
(Registrant)

Date:	May 9, 2019	/s/ Cary Baetz
Cary Baetz
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2019	/s/ M. S. Helm
Michael S. Helm
Chief Accounting Officer
(Principal Accounting Officer)