Form 10-Q
period 2019-06-30
Berry Petroleum Corp
filed 2019-08-08
CIK 1705873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Shares of common stock outstanding as of July 31, 2019                     80,973,285

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

BERRY PETROLEUM CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$227	$68,680
Accounts receivable, net of allowance for doubtful accounts of $1,377 at June 30, 2019 and $950 at December 31, 2018	54,871	57,379
Derivative instruments	29,945	88,596
Other current assets	22,250	14,367
Total current assets	107,293	229,022
Noncurrent assets:
Oil and natural gas properties	1,581,035	1,461,993
Accumulated depletion and amortization	(163,948)	(123,217)
Total oil and natural gas properties, net	1,417,087	1,338,776
Other property and equipment	129,190	119,710
Accumulated depreciation	(20,273)	(15,778)
Total other property and equipment, net	108,917	103,932
Derivative instruments	8,282	3,289
Other non-current assets	15,162	17,244
Total assets	$1,656,741	$1,692,263
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$127,110	$144,118
Derivative instruments	7,409	—
Total current liabilities	134,519	144,118
Noncurrent liabilities:
Long-term debt	397,315	391,786
Derivative instruments	206	—
Deferred income taxes	44,946	45,835
Asset retirement obligation	102,291	89,176
Other noncurrent liabilities	25,148	14,902
Commitments and Contingencies - Note 4
Equity:
Common stock ($.001 par value; 750,000,000 shares authorized; and 80,973,285 and 81,202,437 shares outstanding, at June 30, 2019 and December 31, 2018, respectively)	85	82
Additional paid-in-capital	897,322	914,540
Treasury stock, at cost, (3,648,823 shares at June 30, 2019 and 448,661 shares at December 31, 2018)	(39,225)	(24,218)
Retained earnings	94,134	116,042
Total equity	952,316	1,006,446
Total liabilities and equity	$1,656,741	$1,692,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$136,908	$137,385	$268,010	$263,010
Electricity sales	5,364	5,971	15,093	11,423
Gains (losses) on oil derivatives	27,276	(78,143)	(37,963)	(112,787)
Marketing revenues	414	518	1,244	1,302
Other revenues	104	251	221	317
Total revenues and other	170,066	65,982	246,605	163,265
Expenses and other:
Lease operating expenses	47,879	41,517	105,807	85,819
Electricity generation expenses	3,164	3,135	10,924	7,725
Transportation expenses	1,694	2,343	3,867	5,321
Marketing expenses	421	407	1,272	987
General and administrative expenses	16,158	12,482	30,498	24,466
Depreciation, depletion, and amortization	23,654	21,859	48,240	40,288
Taxes, other than income taxes	11,348	8,715	19,434	16,972
Losses on natural gas derivatives	9,449	—	7,334	—
Other operating expenses	3,119	123	4,364	123
Total expenses and other	116,886	90,581	231,740	181,701
Other income (expenses):
Interest expense	(8,961)	(9,155)	(17,766)	(16,951)
Other, net	—	(239)	155	(212)
Total other income (expenses)	(8,961)	(9,394)	(17,611)	(17,163)
Reorganization items, net	(26)	456	(257)	9,411
Income (loss) before income taxes	44,193	(33,537)	(3,003)	(26,188)
Income tax expense (benefit)	12,221	(5,476)	(877)	(4,537)
Net income (loss)	31,972	(28,061)	(2,126)	(21,651)
Series A preferred stock dividends	—	(5,650)	—	(11,301)
Net income (loss) attributable to common stockholders	$31,972	$(33,711)	$(2,126)	$(32,952)

Net income (loss) per share attributable to common stockholders:
Basic	$0.39	$(0.94)	$(0.03)	$(0.89)
Diluted	$0.39	$(0.94)	$(0.03)	$(0.89)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Six-Month Period Ended June 30, 2018
	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Equity
	(in thousands)
December 31, 2017	$335,000	$33	$545,345	$—	$(21,068)	$859,310
Stock based compensation	—	—	1,042	—	—	1,042
Cash dividends declared on Series A preferred stock, $0.158/share	—	—	(5,650)	—	—	(5,650)
Net income (loss)	—	—	—	—	6,410	6,410
March 31, 2018	335,000	33	540,737	—	(14,658)	861,112
Stock based compensation	—	—	1,278	—	—	$1,278
Shares withheld for payment of taxes on equity awards	—	—	(176)	—	—	$(176)
Cash dividends declared on Series A preferred stock, $0.15/share	—	—	(5,651)	—	—	$(5,651)
Purchase of rights to common stock	—	—	—	(20,006)	—	$(20,006)
Net income (loss)	—	—	—	—	(28,061)	$(28,061)
June 30, 2018	$335,000	$33	$536,188	$(20,006)	$(42,719)	$808,496

	Six-Month Period Ended June 30, 2019
	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Equity
	(in thousands)
December 31, 2018	$—	$82	$914,540	$(24,218)	$116,042	$1,006,446
Shares withheld for payment of taxes on equity awards and other	—	—	(270)	—	—	(270)
Stock based compensation	—	—	1,498	—	—	1,498
Purchases of treasury stock	—	—	—	(24,375)	—	(24,375)
Purchase of rights to common stock(1)	—	—	(20,265)	20,265	—	—
Common stock issued to settle unsecured claims	—	3	(3)	—	—	—
Dividends declared on common stock, $0.12/share	—	—	—	—	(10,072)	(10,072)
Net income (loss)	—	—	—	—	(34,098)	(34,098)
March 31, 2019	—	85	895,500	(28,328)	71,872	939,129
Shares withheld for payment of taxes on equity awards and other	—	—	(675)	—	—	(675)
Stock based compensation	—	—	2,497	—	—	2,497
Purchases of treasury stock	—	—	—	(10,897)	—	(10,897)
Dividends declared on common stock, $0.12/share	—	—	—	—	(9,710)	(9,710)
Net income (loss)	—	—	—	—	31,972	31,972
June 30, 2019	$—	$85	$897,322	$(39,225)	$94,134	$952,316
__________
(1) In 2018, we entered into several settlement agreements with general unsecured creditors from our bankruptcy process. We paid approximately $20 million to purchase their claims to our common stock. These claims were settled in February 2019 with no shares issued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY PETROLEUM CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(2,126)	$(21,651)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	48,240	40,288
Amortization of debt issuance costs	2,517	2,651
Stock-based compensation expense	3,918	2,320
Deferred income taxes	(877)	(4,537)
Increase (decrease) in allowance for doubtful accounts	427	(20)
Other operating expenses	395	123
Reorganization expenses, net (non-cash)	—	(10,763)
Derivative activities:
Total losses	45,297	112,787
Cash settlements on derivatives	11,578	(46,110)
Cash payments on early-terminated derivatives	—	(126,949)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2,108	(2,120)
(Increase) in other assets	(13,021)	(1,859)
(Decrease) increase in accounts payable and accrued expenses	(8,319)	8,421
(Decrease) in other liabilities	336	(2,129)
Net cash provided by (used in) operating activities	90,473	(49,548)

Cash flows from investing activities:
Capital expenditures:
Development of oil and natural gas properties	(95,538)	(37,609)
Purchases of other property and equipment	(9,190)	(7,760)
Acquisition of properties	(2,689)	—
Proceeds from sale of property and equipment and other	38	3,022
Net cash (used in) investing activities	(107,379)	(42,347)

Cash flows from financing activities:
Borrowings under RBL credit facility	123,400	96,800
Repayments on RBL credit facility	(118,200)	(409,800)
Proceeds from issuance of senior unsecured notes	—	400,000
Dividends paid on common stock	(19,662)	—
Purchase of treasury stock	(36,139)	(20,006)
Shares withheld for payment of taxes on equity awards and other	(946)	(176)
Dividends paid on Series A Preferred Stock	—	(11,301)
Debt issuance costs	—	(9,050)
Net cash (used in) provided by financing activities	(51,547)	46,467
Net decrease in cash, cash equivalents and restricted cash	(68,453)	(45,428)
Cash, cash equivalents and restricted cash:
Beginning	68,680	68,738
Ending	$227	$23,310

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
Principles of Consolidation and Reporting
The condensed consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In management’s opinion, the accompanying financial statements contain all normal, recurring adjustments that are necessary to fairly present our interim unaudited condensed consolidated financial statements as of June 30, 2019. We eliminated all significant intercompany transactions and balances upon consolidation. For oil and gas exploration and production joint ventures in which we have a direct working interest, we account for our proportionate share of assets, liabilities, revenue, expense and cash flows within the relevant lines of the financial statements.

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

BERRY PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 - Debt
The following table summarizes our outstanding debt:

	June 30, 2019	December 31, 2018	Interest Rate	Maturity	Security
	(in thousands)
RBL Facility	$5,200	$—	variable rates of 6.25% (2019) and 4.5% (2018), respectively	June 29, 2022	Mortgage on 85% of Present Value of proven oil and gas reserves and lien on other assets
2026 Senior Unsecured Notes	400,000	400,000	7.00%	February 15, 2026	Unsecured
Long-Term Debt - Principal Amount	405,200	400,000
Less: Debt Issuance Costs	(7,885)	(8,214)
Long-Term Debt, net	$397,315	$391,786

Deferred Financing Costs

We incurred legal and bank fees related to the issuance of debt. At June 30, 2019 and December 31, 2018, debt issuance costs for the RBL Facility (as defined below) reported in "other noncurrent assets" on the balance sheet were approximately $13 million and $16 million net of amortization, respectively. The amortization of debt issuance costs is presented in interest expense on the condensed consolidated statements of operations. At June 30, 2019 and December 31, 2018, debt issuance costs, net of amortization, for the 2026 Senior Unsecured Notes were both $8 million.
For the three months ended June 30, 2019 and June 30, 2018, the amortization expense for the RBL Facility and 2026 Senior Unsecured Notes was approximately $1 million, which was included in "interest expense" in the condensed consolidated statements of operations. For the six months ended June 30, 2019 and June 30, 2018, these amounts were approximately $3 million, which was included in “interest expense” in the condensed consolidated statements of operations.
Fair Value
Our debt is recorded at the carrying amount on the balance sheets. The carrying amount of the RBL Facility approximates fair value because the interest rates are variable and reflect market rates. The fair value of the 2026 senior unsecured notes was approximately $388 million and $368 million at June 30, 2019 and December 31, 2018, respectively.
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
We were in compliance with all financial covenants as of June 30, 2019.
As of June 30, 2019, we had approximately $386 million of available borrowing capacity under the RBL Facility.
As of June 30, 2019 and December 31, 2018, we had letters of credit outstanding of approximately $9 million and $7 million, respectively, under our RBL facility. These letters of credit were issued to support ordinary course of business marketing, insurance, regulatory and other matters.

BERRY PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 - Derivatives

We utilize derivatives, such as swaps, puts, and calls to hedge a portion of our forecasted oil production and gas purchases to reduce exposure to fluctuations in oil and natural gas prices. We target covering our operating expenses and fixed charges, including maintenance capital expenditures, interest and dividends, with the oil hedges for a period of up to two years out. We have hedged a portion of our exposure to differentials between ICE Brent oil (“Brent”) and NYMEX West Texas Intermediate oil (“WTI”) as well. Additionally, we target fixing the price for a large portion of our natural gas purchases used in our steam operations for up to two years. We also, from time to time, have entered into agreements to purchase a portion of the natural gas we require for our operations, which we do not record at fair value as derivatives because they qualify for normal purchases and normal sales exclusions.
As of June 30, 2019, our hedge position consisted of oil swaps, puts and calls, and natural gas swaps. We use oil swaps and puts to protect against decreases in the oil price and natural gas swaps to protect against increases in natural gas prices. We do not enter into derivative contracts for speculative trading purposes and have not accounted for our derivatives as cash-flow or fair-value hedges. We did not designate any of our contracts as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings. Gains (losses) on oil hedges are classified in the revenues and other section of the condensed consolidated statements of operations and (gains) losses on natural gas hedges are presented in the expenses and other section of the condensed consolidated statements of operations.
As of June 30, 2019, we had the following crude oil production and gas purchases hedges.

	Q3 2019	Q4 2019	FY 2020
Sold Oil Calls Options (Brent):
Hedged volume (MBbls)	92	92	—
Weighted-average price ($/Bbl)	$81.00	$81.00	$—
Purchased Oil Put Options (Brent):
Hedged volume (MBbls)	460	460	—
Weighted-average price ($/Bbl)	$50.00	$50.00	$—
Fixed Price Oil Swaps (Brent):
Hedged volume (MBbls)	1,472	1,380	4,392
Weighted-average price ($/Bbl)	$72.64	$72.21	$65.70
Fixed Price Oil Swaps (WTI):
Hedged volume (MBbls)	92	92	121
Weighted-average price ($/Bbl)	$61.75	$61.75	$61.75
Oil basis differential positions (Brent-WTI basis swaps):
Hedged volume (MBbls)	46	46	—
Weighted-average price ($/Bbl)	$(1.29)	$(1.29)	$—
Fixed Price Gas Purchase Swaps (Kern, Delivered):
Hedged volume (MMBtu)	4,600,000	4,295,000	13,725,000
Weighted-average price ($/MMBtu)	$2.91	$2.95	$2.98
Fixed Price Gas Purchase Swaps (SoCal Citygate):
Hedged volume (MMBtu)	460,000	460,000	1,525,000
Weighted-average price ($/MMBtu)	$3.80	$3.80	$3.80

For our purchased puts, we would receive settlement payments for prices below the indicated weighted-average price per barrel of Brent. For some of our purchased puts we paid a premium at the time the positions were created and for others, the premium payment is deferred until the time of settlement. We have mitigated the exposure to a substantial portion of these premium payments by entering into offsetting put positions. We paid approximately $4 million and $19 million of the deferred premiums during the three and six months ended June 30, 2019, which is partially offset by premiums received during the six months ended June 30, 2019. The remaining deferred premiums of approximately $2 million are reflected in the mark-to-market valuation and will be payable through the first quarter of 2020.

BERRY PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
 Our commodity derivatives are measured at fair value using industry-standard models with various inputs including publicly available underlying commodity prices and forward curves, and all are classified as Level 2 in the required fair value hierarchy for the periods presented. These commodity derivatives are subject to counterparty netting. The following tables present the fair values (gross and net) of our outstanding derivatives as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented on the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$39,116	$(9,172)	$29,945
Commodity Contracts	Non-current assets	9,301	(1,020)	8,282
Liabilities:
Commodity Contracts	Current liabilities	(16,581)	9,172	(7,409)
Commodity Contracts	Non-current liabilities	(1,226)	1,020	(206)
Total derivatives		$30,611	$—	$30,611

	December 31, 2018
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented on the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$89,981	$(1,385)	$88,596
Commodity Contracts	Non-current assets	3,289	—	3,289
Liabilities:
Commodity Contracts	Current liabilities	(1,385)	1,385	—
Total derivatives		$91,885	$—	$91,885
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
We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at June 30, 2019 and December 31, 2018. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves accrued on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiary, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of June 30, 2019, we are not aware of material indemnity claims pending or threatened against us.
During the six months ended June 30, 2019, we entered into agreements to replace our Bakersfield, California office lease for approximately $11 million in aggregate over 8 years beginning August 2019. The annual costs under our current office lease, which ends in 2019, are similar to the costs under the new leases.
Note 5 - Equity
Cash Dividends
Our board of directors approved $0.12 per share quarterly cash dividends on our common stock for the first, second and third quarters of 2019. We paid the second quarter dividend in July 2019 and declared the third quarter dividend in July 2019, which is payable in October 2019.
Stock Repurchase Program
In December 2018, our Board of Directors adopted a program for the opportunistic repurchase of up to $100 million of our common stock. Based on the Board’s evaluation of market conditions for our common stock they authorized initial repurchases of up to $50 million under the program. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate Berry Petroleum to purchase shares during any period or at all. Any shares acquired will be available for general corporate purposes. For the three months ended June 30, 2019, we repurchased 1,000,000 shares at an average price of $10.90 per share for $11 million, which is reflected as treasury stock. For the six months ended June 30, 2019, we repurchased 3,200,162 shares at an average price of $11.02 per share for $35 million, which is reflected as treasury stock. The Company has repurchased a total of 3,648,823 shares under the stock repurchase program for $39 million as of June 30, 2019.

Stock-Based Compensation
In March 2019, the Company granted awards of 706,314 shares of restricted stock units ("RSUs"), which will vest annually in equal amounts over three years and 553,902 performance-based restricted stock units ("PSUs"), which will cliff vest at two or three years. The fair value of these awards was approximately $16 million.
The RSUs awarded are service-based awards. The PSUs awarded include a market objective measured against both absolute total stockholder return (“Absolute TSR”) and total stockholder return relative (“Relative TSR”), to the Vanguard World Fund - Vanguard Energy ETF index (the “Index”) over the performance period, assuming the reinvestment of dividends. Depending on the results achieved during the two or three year performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the Target Shares granted.

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

BERRY PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The risk-free interest rate assumption was based on observed interest rates consistent with the approximate two and three year performance measurement period.
Note 6 - Supplemental Disclosures to the Financial Statements
Other current assets reported on the condensed consolidated balance sheets included the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Prepaid expenses	$7,382	$4,656
Materials and supplies	10,909	5,461
Inventories	3,717	4,012
Other	243	238
Total	$22,250	$14,367
The major classes of inventory were not material and therefore not stated separately. Other non-current assets at June 30, 2019 and December 31, 2018, included approximately $13 million and $16 million of deferred financing costs, net of amortization, respectively.
Accounts payable and accrued expenses on the condensed consolidated balance sheets included the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Accounts payable-trade	$20,693	$13,564
Accrued expenses	52,070	66,417
Royalties payable	16,160	26,189
Taxes other than income tax liability	8,526	10,766
Accrued interest	10,516	10,500
Dividends payable	10,112	9,992
Asset retirement obligation - current portion	8,927	6,372
Other	106	318
Accounts payable and accrued expenses - total	$127,110	$144,118

The increase in the long-term portion of the asset retirement obligation largely reflected an increase in the change in estimate of $18 million, $2 million in new wells, and accretion expense of $3 million. The change in estimate was a result of California's new idle well regulations effective in the second quarter. This accelerated the timing of abandonment of certain wells. These increases were partially offset by liabilities settled during the period of $8 million and an increase to the current portion of the asset retirement obligation of $3 million.
Other non-current liabilities at June 30, 2019 and December 31, 2018 included approximately $25 million and $15 million of greenhouse gas liability, respectively.
Supplemental Information on the Statement of Operations
Other operating expenses mainly consist of excess abandonment costs, as well as gain (loss) on sale of assets.

BERRY PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Supplemental Disclosures of Significant Non-Cash Investing Activities:
(Increase) decrease in accrued liabilities related to purchases of property and equipment	$3,938	$8,614
Supplemental Disclosures of Cash Payments (Receipts):
Interest, net of amounts capitalized	$15,272	$3,298
Reorganization items, net	$—	$1,352
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported in the condensed consolidated statements of cash flows to the line items within the condensed consolidated balance sheets:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Beginning of Period
Cash and cash equivalents	$68,680	$33,905
Restricted cash	—	34,833
Cash, cash equivalents and restricted cash	$68,680	$68,738

Ending of Period
Cash and cash equivalents	$227	$3,600
Restricted cash	—	19,710
Cash, cash equivalents and restricted cash	$227	$23,310
Restricted cash was associated with cash reserved to settle claims with general unsecured creditors. Cash and cash equivalents consist primarily of highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value.
Note 7 - Earnings Per Share
We calculate basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during each period, which is approximately 82 million shares in 2019. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement, are considered common shares outstanding and are included in the computation of net income (loss) per share. Our initial capitalization included the issuance of 32,920,000 shares of common stock and another 7,080,000 shares reserved to settle claims of unsecured creditors, all of which were included in our computation of net income (loss) per share until the claims were settled and the shares issued. At the end of February 2019, we finalized settlement of these claims and issued approximately 2,770,000 shares. In all prior periods presented we retrospectively adjusted the weighted average shares in our earnings per share calculations for the ultimate shares issued, instead of the 7,080,000 shares that had been reserved.
The Series A Preferred Stock was not a participating security, therefore, we calculated diluted EPS using the “if-converted" method under which the preferred dividends are added back to the numerator and the convertible preferred stock is assumed to be converted at the beginning of the period. No incremental shares of Series A Preferred Stock were included in the diluted EPS calculation for the three and six months ended June 30, 2019, as all outstanding shares of our Series A Preferred Stock were converted to common shares in connection with the IPO of our common stock in July 2018. No Series A Preferred Stock were included in the diluted EPS calculation for the three and six months ended June 30, 2018 as their effect was anti-dilutive under

BERRY PETROLEUM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the "if converted" method. The RSUs are not a participating security as the dividends are forfeitable. We included 164,000 incremental RSU shares in the diluted EPS calculation for the three months ended June 30, 2019. No incremental RSU shares were included in the diluted EPS calculation for the six months ended June 30, 2019 and the three and six months ended June 30, 2018, as their effect was anti-dilutive under the "if-converted" method. No PSU's were included in the EPS calculations for any of the periods presented due to their contingent nature.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands except per share amounts)
Basic EPS calculation
Net income (loss)	$31,972	$(28,061)	$(2,126)	(21,651)
less: Series A Preferred Stock dividends and conversion to common stock	—	(5,650)	—	(11,301)
Net income (loss) attributable to common stockholders	$31,972	$(33,711)	$(2,126)	$(32,952)
Weighted-average shares of common stock outstanding	81,519	35,873	82,061	37,224
Basic earnings (loss) per share(2)	$0.39	$(0.94)	$(0.03)	$(0.89)
Diluted EPS calculation
Net income (loss)	$31,972	$(28,061)	$(2,126)	$(21,651)
less: Series A Preferred Stock dividends and conversion to common stock	—	(5,650)	—	(11,301)
Net income (loss) attributable to common stockholders	$31,972	$(33,711)	$(2,126)	$(32,952)
Weighted-average shares of common stock outstanding	81,519	35,873	82,061	37,224
Dilutive effect of potentially dilutive securities(1)	164	—	—	—
Weighted-average common shares outstanding - diluted	81,683	35,873	82,061	37,224
Diluted earnings (loss) per share(2)	$0.39	$(0.94)	$(0.03)	$(0.89)
__________

(1)
No potentially dilutive securities were included in computing earnings (loss) per share for the six months ended June 30, 2019 and the three and six months ended June 30, 2018, because the effect of inclusion would have been anti-dilutive.

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

Marketing Revenue

Marketing revenue primarily includes our activities associated with transporting and marketing third-party volumes. These sales are made under the same agreements with the same purchaser as our natural gas sales discussed above. We consider our performance obligations to be satisfied upon transfer of control of the commodity. Revenues are presented excluding costs incurred prior to transferring control of these volumes to the customer, or the costs to purchase these volumes when we are acting as the principal. The revenues and expenses related to the sale and purchase of third-party volumes are presented separately as marketing revenue and marketing expenses on the condensed consolidated statements of operations.

Disaggregated Revenue

As a result of adoption of this standard, we are now required to disclose the following information regarding revenue from contracts with customers on a disaggregated basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Oil sales	$132,165	$130,464	$255,616	$248,367
Natural gas sales	4,086	5,400	10,800	11,963
Natural gas liquids sales	657	1,521	1,594	2,680
Electricity sales	5,364	5,971	15,093	11,423
Marketing revenues	414	518	1,244	1,302
Revenues from contracts with customers	142,686	143,874	284,347	275,735
Gains (losses) on oil derivatives	27,276	(78,143)	(37,963)	(112,787)
Other revenues	104	251	221	317
Total revenues and other	$170,066	$65,982	$246,605	$163,265

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
Our Company
We are a western United States independent upstream energy company with a focus on low risk, long-lived, oil reserves in conventional reservoirs. Most of our assets are in the San Joaquin basin of California. Our long-lived, high-margin asset base is uniquely positioned to support our objectives of generating top-tier corporate-level returns and positive levered free cash flow through commodity price cycles. We target onshore, low-cost, low-risk, oil-rich reservoirs in the San Joaquin basin of California and, to a lesser extent, our Rockies assets including low-cost, oil-rich reservoirs in the Uinta basin of Utah and low geologic risk natural gas resource plays in the Piceance basin in Colorado. Successful execution of our strategy across our low-declining production base and extensive inventory of identified drilling locations will result in long-term, capital efficient, consistent and predictable production growth, as well as the ability to continue returning capital to our stockholders.
How We Plan and Evaluate Operations
We use Levered Free Cash Flow to plan our capital allocation for maintenance and internal growth opportunities as well as hedging needs. We define Levered Free Cash Flow as Adjusted EBITDA less capital expenditures, interest expense and dividends.
We use the following metrics to manage and assess the performance of our operations: (a) Adjusted EBITDA; (b) operating expenses; (c) environmental, health & safety (“EH&S”) results; (d) cash general and administrative expenses; and (e) production.
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
Capital Expenditures
As of the three and six months ended June 30, 2019, our capital expenditures for 2019 were approximately $57 million and $106 million, respectively, on an accrual basis excluding acquisitions. For the three and six months ended June 30, 2019, approximately 92% and 90%, respectively, of this total was directed to California oil operations.

Our 2019 anticipated capital expenditure budget is approximately $195 to $225 million, which represents an increase of approximately 42% over 2018 capital expenditures. Based on current commodity prices and a drilling success rate comparable to our historical performance, we believe we will be able to fund our 2019 capital development programs while producing positive Levered Free Cash Flow. Our 2019 capital program is focused on growing our oil production in California. We anticipate oil production will be at least 86% of total production in 2019, compared to 82% in 2018. This change in product mix also factors in the divestiture of our non-core East Texas gas properties in late 2018. Our 2019 capital program was front-end loaded resulting in more wells drilled in the first half of the year than the amount we expect to drill in the second half. Consistent with our plan, we drilled 210 wells in the first six months of 2019, of which we expect 133 wells will generate growth in the last half of the year as they come online or realize the full effects of steam injection. During 2019, we expect to:
• employ up to four drilling rigs in California throughout the year; and

• drill approximately 370 to 400 gross development wells, all of which we expect will be in California for oil production.

The table below sets forth the expected allocation of our 2019 capital expenditure budget by area as compared to the allocation of our 2018 capital expenditures.

	Capital Expenditure by Area
	2019 Budget	2018 Actual
	(in millions)
California	$185-209	$126
Rockies	4-9	17
Corporate	6-7	5
Total	$195-225	$148

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
Business Environment, Market Conditions and Seasonality
The oil and gas industry is heavily influenced by commodity prices. Average oil prices were higher for the three months ended June 30, 2019 compared to the three months ended March 31, 2019 and lower than the three months ended June 30, 2018, and they fluctuated during each period. For instance, Brent crude oil contract prices ranged from $74.57 per Bbl to $59.97 per Bbl during the second quarter of 2019. In California, the daily price we paid for fuel gas purchases (generally based on the Kern Delivered Index) was as low as $0.99 per MMBtu and as high as $2.85 per MMBtu during the second quarter of 2019. Our revenue, costs, profitability and future growth are highly dependent on the prices we receive for our oil and natural gas production and the prices we pay for our natural gas purchases which will continue to be affected by a variety of factors, as discussed in Risk Factors in our Annual Report.
The following table presents the average Brent, WTI, and Kern, Delivered prices for the three months ended June 30, 2019, March 31, 2019 and June 30, 2018 and for the six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Brent oil ($/Bbl)	$68.47	$63.83	$74.97	$66.17	$71.16
WTI oil ($/Bbl)	$59.86	$54.87	$67.85	$57.38	$65.42
Kern, Delivered natural gas ($/MMBtu)	$2.07	$5.03	$2.23	$3.54	$2.44
California oil prices are Brent-influenced as California refiners import approximately 70% of the state’s demand by waterborne supply, primarily from the Middle East and South America. There is a closer correlation of prices in California to Brent pricing than to WTI. Without the higher costs associated with importing crude via rail or supertanker, we believe our in-state production and low-cost crude transportation options, coupled with Brent-influenced pricing, will allow us to continue to realize strong cash margins in California.
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
Natural gas prices and differentials are strongly affected by local market fundamentals, availability of transportation capacity from producing areas and seasonal impacts. We purchase substantially more natural gas for our steamfloods and power generation, than we produce and sell. Consequently, higher gas prices have a negative impact on our operating costs. However, we mitigate a portion of this exposure by selling excess electricity from our cogeneration operations to third parties at prices linked to the price of natural gas. Additionally, we strive to minimize the variability of our fuel gas costs for our steam operations by hedging a portion of such gas purchases and have recently increased the amount of gas purchases we hedge. Also, the negative impact of higher gas prices is partially offset by higher gas sales for the gas we produce. We are currently negotiating terms of a new power purchase agreement for our 18 MW cogeneration facility for which the current agreement expires in October 2019.

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
Summary By Area
The following table shows a summary by area of our selected historical financial information and operating data for the periods indicated.

	California (San Joaquin and Ventura basins)			Rockies (Uinta and Piceance basins)
	Three Months Ended			Three Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	March 31, 2019	June 30, 2018
($ in thousands, except prices)
Oil, natural gas and natural gas liquids sales	$120,917	$111,896	$117,288	$15,991	$19,206	$20,097
Operating income(a)	$47,809	$37,357	$60,014	$954	$4,779	$4,858
Depreciation, depletion, and amortization (DD&A)	$20,460	$21,342	$18,001	$3,194	$3,244	$3,140
Average daily production (MBoe/d)	20.8	21.0	18.8	6.6	6.8	7.7
Production (oil % of total)	100%	100%	100%	41%	46%	30%
Realized sales prices:
Oil (per Bbl)	$63.91	$59.16	$68.72	$44.92	$41.38	$61.64
NGLs (per Bbl)	$—	$—	$—	$16.86	$24.42	$24.38
Gas (per Mcf)	$—	$—	$—	$2.16	$3.77	$2.12
Capital expenditures	$52,374	$42,509	$34,537	$1,443	$5,313	$3,735
__________

(a)	Operating income comprises oil, natural gas and NGL sales, offset by operating expenses, general and administrative expenses, DD&A, and taxes, other than income taxes.

Production, Prices and Costs
The following table sets forth information regarding average daily production, total production, average prices and average costs for each of the periods indicated.

	Three Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018
Average daily production:(1)(5)
Oil (MBbl/d)	23.5	24.1	21.1
Natural Gas (MMcf/d)	20.8	19.5	28.0
NGL (MBbl/d)	0.4	0.4	0.7
Total (MBoe/d)(2)	27.4	27.8	26.5
Total Production:(5)
Oil (MBbl)	2,142	2,170	1,920
Natural gas (MMcf)	1,894	1,752	2,551
NGLs (MBbl)	39	38	62
Total (MBoe)(2)	2,497	2,501	2,408
Weighted-average realized sales prices:
Oil without hedges ($/Bbl)	$61.69	$56.88	$67.93
Oil with hedges ($/Bbl)	$61.82	$62.03	$53.22
Natural gas ($/Mcf)	$2.16	$3.83	$2.12
NGL ($/Bbl)	$16.86	$24.35	$24.38
Average Benchmark prices:
Oil (Bbl) – Brent	$68.47	$63.83	$74.97
Oil (Bbl) – WTI	$59.86	$54.87	$67.85
Gas (MMBtu) – Kern, Delivered(6)	$2.07	$5.03	$2.23
Average costs per Boe:(3)
Lease operating expenses	$19.18	$23.16	$17.24
Electricity generation expenses	1.27	3.10	1.30
Electricity sales(3)	(2.15)	(3.89)	(2.48)
Transportation expenses	0.68	0.87	0.97
Transportation sales(3)	(0.04)	(0.05)	(0.09)
Marketing expenses	0.17	0.34	0.17
Marketing revenues(3)	(0.17)	(0.33)	(0.22)
Derivatives settlements (received) paid for gas purchases(3)	1.44	(1.49)	—
Total operating expenses	$20.38	$21.71	$16.89
General and administrative expenses(4)	$6.47	$5.73	$5.18
Depreciation, depletion and amortization	$9.47	$9.83	$9.08
Taxes, other than income taxes	$4.54	$3.23	$3.62
__________

(1)	Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.

(2)
Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one Bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the three months ended June 30, 2019, the average prices of Brent oil and Henry Hub natural gas were $68.47 per Bbl and $2.57 per MMBtu respectively, resulting in an oil-to-gas ratio of approximately 4 to 1 on an energy equivalent basis.

(3)
We report electricity, transportation and marketing sales separately in our financial statements as revenues in accordance with GAAP. However, these revenues are viewed and used internally in calculating operating expenses which is used to track and analyze the economics of development projects and the efficiency of our hydrocarbon recovery. We purchase third-party gas to generate electricity through our cogeneration facilities to be used in our field operations activities and view the added benefit of any excess electricity sold externally as a cost reduction/benefit to generating steam for our thermal recovery operations. Marketing revenues and expenses mainly relate to natural gas purchased from third parties that moves through our gathering and processing systems and then is sold to third parties. Transportation sales relate to water and other liquids that we transport on our systems on behalf of third parties and have not been significant to date. Operating expenses also include the effect of derivative settlements (received or paid) for gas purchases.

(4)
Includes restructuring and other non-recurring costs and non-cash stock compensation expense, in aggregate, of approximately $1.55 per Boe, $1.10 per Boe and $1.24 per Boe for the three months ended June 30, 2019, March 31, 2019 and June 30, 2018, respectively.

(5)	On November 30, 2018, we sold our non-core gas-producing properties and related assets located in the East Texas basin.

(6)	Kern Delivered Index is the relevant index used for gas purchases in California.

The following table sets forth average daily production by operating area for the periods indicated:

	Three Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018
Average daily production (MBoe/d):(1)
California	20.8	21.0	18.8
Rockies	6.6	6.8	6.9
East Texas(2)	—	—	0.8
Total average daily production	27.4	27.8	26.5
__________

(1)	Production represents volumes sold during the period.

(2)	On November 30, 2018, we sold our non-core gas-producing properties and related assets located in the East Texas basin.
Average daily production, including sales of inventory, was lower for the three months ended June 30, 2019 due to inventory sales in the three months ended March 31, 2019, as actual production was flat quarter over quarter.
Average daily production volumes increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due to production response from development capital spending throughout 2018 and early 2019, offset by natural decline and the sale of our East Texas properties in November 2018. Our three months ended June 30, 2019 California production increased 11% compared to the three months ended June 30, 2018, as the substantial majority of our development capital was deployed throughout our California operations showing the strong ability of our California thermal properties to perform as expected.

The following table sets forth information regarding total production, average daily production, average prices and average costs for each of the periods indicated.

	Six Months Ended
	June 30, 2019	June 30, 2018
Average daily production:(1)(5)
Oil (MBbl/d)	23.8	21.1
Natural Gas (MMcf/d)	20.1	27.8
NGL (MBbl/d)	0.4	0.6
Total (MBoe/d)(2)	27.6	26.3
Total Production:(5)
Oil (MBbl)	4,313	3,818
Natural gas (MMcf)	3,646	5,032
NGLs (MBbl)	77	108
Total (MBoe)(2)	4,998	4,764
Weighted-average realized sales prices:
Oil without hedges ($/Bbl)	$59.27	$65.06
Oil with hedges ($/Bbl)	$61.92	$52.98
Natural gas ($/Mcf)	$2.96	$2.38
NGL ($/Bbl)	$20.59	$24.88
Average Benchmark prices:
Oil (Bbl) – Brent	$66.17	$71.16
Oil (Bbl) – WTI	$57.38	$65.42
Gas (MMBtu) – Kern, Delivered(6)	$3.54	$2.44
Average costs per Boe:(3)
Lease operating expenses	$21.17	$18.01
Electricity generation expenses	2.19	1.62
Electricity sales(3)	(3.02)	(2.40)
Transportation expenses	0.77	1.12
Transportation sales(3)	(0.04)	(0.05)
Marketing expenses	0.25	0.21
Marketing revenues(3)	(0.25)	(0.27)
Derivatives settlements (received) paid for gas purchases(3)	(0.03)	—
Total operating expenses	$21.04	$18.24
General and administrative expenses(4)	$6.10	$5.14
Depreciation, depletion and amortization	$9.65	$8.46
Taxes, other than income taxes	$3.89	$3.56
__________

(1)	Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.

(2)
Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one Bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the six months ended June 30, 2019, the average prices of Brent oil and Henry Hub natural gas were $66.17 per Bbl and $2.74 per MMBtu, respectively, resulting in an oil-to-gas ratio of approximately 4 to 1 on an energy equivalent basis.

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

(4)
Includes restructuring and other non-recurring costs and non-cash stock compensation expense, in aggregate, of approximately $1.33 per Boe and $1.28 per Boe for the six months ended June 30, 2019 and June 30, 2018, respectively.

(5)	On November 30, 2018, we sold our non-core gas-producing properties and related assets located in the East Texas basin.

(6)	Kern Delivered Index is the relevant index used for gas purchases in California.
The following table sets forth average daily production by operating area for the periods indicated:

	Six Months Ended
	June 30, 2019	June 30, 2018
Average daily production (MBoe/d):(1)
California	20.9	18.8
Rockies	6.7	6.7
East Texas(2)	—	0.8
Total average daily production	27.6	26.3
__________

(1)	Production represents volumes sold during the period.

(2)	On November 30, 2018, we sold our non-core gas-producing properties and related assets located in the East Texas basin.
Average daily production volumes increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to production response from development capital spending throughout 2018 and 2019, offset by natural decline and the sale of our East Texas properties in November 2018. For the six months ended June 30, 2019 California production increased 11% compared to the six months ended June 30, 2018, as the substantial majority of our development capital was deployed throughout our California operations showing the strong ability of our California thermal properties to perform as expected.

Results of Operations
Three Months Ended June 30, 2019 compared to Three Months Ended March 31, 2019.

	Three Months Ended		$ Change	% Change
	June 30, 2019	March 31, 2019
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$136,908	$131,102	$5,806	4%
Electricity sales	5,364	9,729	(4,365)	(45)%
Gain (losses) on oil derivatives	27,276	(65,239)	92,515	n/a
Marketing and other revenues	518	947	(429)	(45)%
Total revenues and other	170,066	76,539	93,527	122%
Expenses and other:
Lease operating expenses	47,879	57,928	(10,049)	(17)%
Electricity generation expenses	3,164	7,760	(4,596)	(59)%
Transportation expenses	1,694	2,173	(479)	(22)%
Marketing expenses	421	851	(430)	(51)%
General and administrative expenses	16,158	14,340	1,818	13%
Depreciation, depletion and amortization	23,654	24,585	(931)	(4)%
Taxes, other than income taxes	11,348	8,086	3,262	40%
(Gains) losses on natural gas derivatives	9,449	(2,115)	11,564	n/a
Other operating expenses	3,119	1,245	1,874	151%
Total expenses and other	116,886	114,853	2,033	2%
Other income (expenses):
Interest expense	(8,961)	(8,805)	(156)	2%
Other, net	—	154	(154)	(100)%
Reorganization items, net	(26)	(231)	205	(89)%
Income (loss) before income taxes	44,193	(47,196)	91,389	n/a
Income tax expense (benefit)	12,221	(13,098)	25,319	n/a
Net income (loss)	$31,972	$(34,098)	$66,070	n/a
Revenues and Other
Oil, natural gas and NGL sales increased $6 million, or 4%, to approximately $137 million for the three months ended June 30, 2019 compared to the three months ended March 31, 2019. This increase reflected higher oil prices that were partially offset by lower gas prices and oil volumes including the impact of selling more Utah oil inventory in the first quarter.
Electricity sales represent sales to utilities, and decreased $4 million, or 45%, to approximately $5 million for the three months ended June 30, 2019 compared to the three months ended March 31, 2019. The decrease reflected lower unit sales prices and volumes due to increased facility downtime for scheduled maintenance during the second quarter of 2019 and lower seasonal prices compared to the first quarter as expected.
Gains on oil derivatives were approximately $27 million for the three months ended June 30, 2019 compared to losses of approximately $65 million for the three months ended March 31, 2019. Gains for the second quarter of 2019 mostly resulted from the mark-to-market effect caused by decreasing oil prices relative to the fixed prices of our derivative contracts.
Marketing and other revenues decreased 45% to approximately $0.5 million for the three months ended June 30, 2019, compared to the three months ended March 31, 2019 mostly due to lower average gas prices. Marketing revenues in these periods represented sales of natural gas purchased from third-parties.
Expenses and Other
We report sales of electricity, marketing and transportation activities (as applicable) separately in our financial statements as revenues in accordance with GAAP. However, these revenues are viewed and used internally in calculating operating expenses which are used to track and analyze the economics of development projects and the efficiency of our hydrocarbon recovery.

Operating expenses, as defined above in "How We Plan and Evaluate Operations", decreased to $20.38 per Boe for the three months ended June 30, 2019 from $21.71 per Boe for the three months ended March 31, 2019. This decrease was largely driven by fuel costs that were lower by $6.86 per Boe partially offset by settled gas hedge losses which increased by $2.93 per Boe.
Lease operating expenses include fuel, labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $10 million, or 17%, to approximately $48 million for the three months ended June 30, 2019, compared to the three months ended March 31, 2019.

Lease operating expenses were $19.18 per Boe for the three months ended June 30, 2019 compared to $23.16 per Boe for the three months ended March 31, 2019. Fuel prices related to our California steam operations recovered from unseasonably high prices during the three months ended March 31, 2019. The average fuel cost for the second quarter of 2019 decreased 58% to $2.03/MMBtu compared to $4.87/MMBtu for the first quarter of 2019. The decrease in fuel costs was partially offset by increases in facility, well, and lease maintenance costs during the second quarter of 2019. These fuel costs exclude the effects of natural gas derivative settlements mentioned elsewhere.
Electricity generation expenses decreased approximately $5 million or 59% to $3 million for the three months ended June 30, 2019 compared to the three months ended March 31, 2019. The decrease reflected lower seasonal fuel costs and volumes due to increased downtime for scheduled maintenance during the second quarter of 2019. These fuel costs exclude the effects of natural gas derivative settlements mentioned elsewhere.
Losses on natural gas derivatives of $9 million for the three months ended June 30, 2019, consisted of losses on settled derivative contracts and mark-to-market valuation losses. The $2 million gain on natural gas derivatives for the three months ended March 31, 2019 resulted from gains on settled contracts that were partially offset by mark-to-market valuation losses. Additionally, we increased our gas purchase hedge positions during the second quarter of 2019 to stabilize our fuel costs.
Transportation expenses were flat for the three months ended June 30, 2019 and March 31, 2019.
Marketing expenses were flat for the three months ended June 30, 2019 and March 31, 2019. Marketing expenses in these periods represented the cost of natural gas purchased from third-parties.
General and administrative expenses increased by approximately $2 million, or 13%, to approximately $16 million for the three months ended June 30, 2019 compared to the three months ended March 31, 2019. The second quarter was affected by higher non-cash stock compensation associated with the annual grant of stock awards in March. For the three months ended June 30, 2019 and March 31, 2019, general and administrative expenses included restructuring and other non-recurring costs of approximately $1.5 million and $1.3 million, respectively, and non-cash stock compensation costs of approximately $2.4 million and $1.4 million, respectively.
Adjusted general and administrative expenses, which exclude restructuring and other non-recurring costs and non-cash stock compensation costs, were $12.3 million or $4.92/Boe for the second quarter 2019 compared to $11.6 million or $4.63/Boe for the first quarter 2019. This increase was primarily due to organizational growth and system enhancements. Adjusted general and administrative expenses is a non-GAAP financial measure defined as general and administrative expenses adjusted for restructuring and other non-recurring costs and non-cash stock compensation expense. Please see “—Non-GAAP Financial Measure” for a reconciliation to the GAAP financial measure of general and administrative expenses.
DD&A was approximately $24 million for the three months ended June 30, 2019, and was comparable to the three months ended March 31, 2019.

Taxes, Other Than Income Taxes

	Three Months Ended		$ Change	% Change
	June 30, 2019	March 31, 2019
	(in thousands)
Severance taxes	$1,873	$703	$1,170	166%
Ad valorem and property taxes	3,612	3,145	467	15%
Greenhouse gas allowances	5,863	4,238	1,625	38%
Total taxes other than income taxes	$11,348	$8,086	$3,262	40%

Taxes, other than income taxes ($/Boe)	$4.54	$3.23

Taxes, other than income taxes increased in the three months ended June 30, 2019 by $3 million or 40%, compared to the three months ended March 31, 2019 due to higher greenhouse gas allowance market prices, severance taxes, and ad valorem and property taxes. Greenhouse gas costs increased as a result of higher market prices which increased the average unit cost of emissions incurred. Ad valorem and property taxes increased in the second quarter of 2019 due to higher supplemental assessments than the first quarter 2019. Severance tax refunds received during the first quarter 2019, decreased the related expense compared to the second quarter of 2019.
Other operating expenses
Other operating expenses were $3 million in the quarter ended June 30, 2019 and mainly consisted of increased excess abandonment costs during the period compared to the quarter ended March 31, 2019.
Reorganization items, net
Reorganization items, net were not significant for the three months ended June 30, 2019 and March 31, 2019.
Income Tax Expense (Benefit)
Our effective tax rate remained flat at 27.7% for the three months ended June 30, 2019 and 27.8% for the three months ended March 31, 2019.

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018.

	Three Months Ended June 30,		$ Change	% Change
	2019	2018
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$136,908	$137,385	$(477)	—%
Electricity sales	5,364	5,971	(607)	(10)%
Gain (losses) on oil derivatives	27,276	(78,143)	105,419	n/a
Marketing and other revenues	518	769	(251)	(33)%
Total revenues and other	170,066	65,982	104,084	158%
Expenses and other:
Lease operating expenses	47,879	41,517	6,362	15%
Electricity generation expenses	3,164	3,135	29	1%
Transportation expenses	1,694	2,343	(649)	(28)%
Marketing expenses	421	407	14	3%
General and administrative expenses	16,158	12,482	3,676	29%
Depreciation, depletion and amortization	23,654	21,859	1,795	8%
Taxes, other than income taxes	11,348	8,715	2,633	30%
(Gains) losses on natural gas derivatives	9,449	—	9,449	n/a
Other operating expenses	3,119	123	2,996	2,436%
Total expenses and other	116,886	90,581	26,305	29%
Other income (expenses):
Interest expense	(8,961)	(9,155)	194	(2)%
Other, net	—	(239)	239	(100)%
Reorganization items, net	(26)	456	(482)	(106)%
Income (loss) before income taxes	44,193	(33,537)	77,730	n/a
Income tax expense (benefit)	12,221	(5,476)	17,697	n/a
Net income (loss)	31,972	(28,061)	60,033	n/a
Series A preferred stock dividends	—	(5,650)	5,650	(100)%
Net income (loss) available to common stockholders	$31,972	$(33,711)	$65,683	n/a
Revenues and Other
Oil, natural gas and NGL sales were essentially flat at approximately $137 million for the three months ended June 30, 2019 and the three months ended June 30, 2018. Higher oil volumes were offset by lower oil prices and gas volumes between the periods.
Electricity sales, representing sales to utilities, decreased by approximately $1 million, or 10%, to approximately $5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease was primarily due to lower sales caused by increased downtime for scheduled maintenance, in the three months ended June 30, 2019, compared to the three months ended June 30, 2018.
Gains on oil derivatives were $27 million, net of realized gains of $0.3 million, for the three months ended June 30, 2019 and $78 million, net of realized losses of $28 million, for the three months ended June 30, 2018. Gains for the second quarter of 2019 and 2018 mostly resulted from the mark-to-market effect caused by decreasing oil prices relative to the fixed prices of our derivative contracts.
Marketing and other revenues decreased approximately 33% to $0.5 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018 due to lower average sales prices and lower volumes handled. Marketing revenues in these periods represented sales of natural gas purchased from third-parties.

Expenses and Other
Operating expenses, as defined above in "How We Plan and Evaluate Operations", increased to $20.38 per Boe for the three months ended June 30, 2019 from $16.89 per Boe for the three months ended June 30, 2018. The second quarter of 2019 included a loss of $1.44 per Boe on settled gas hedges and $1.93 per Boe in higher lease operating expenses.
Lease operating expenses include fuel, labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses increased approximately $6 million, or 15%, to approximately $48 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018.
Lease operating expenses were $19.18 per Boe for the three months ended June 30, 2019 compared to $17.25 per Boe for the three months ended June 30, 2018. The increased costs related to facility and well servicing maintenance, recompletion activity and gas purchases were partially offset by lower gas costs, compared to the three months ended June 30, 2018. These fuel costs exclude the effects of natural gas derivative settlements mentioned elsewhere.
Electricity generation expenses were $3 million for each of the three months ended June 30, 2019 and 2018. Fuel costs included in electricity generation expenses exclude the effects of natural gas derivative settlements mentioned elsewhere.
Losses on natural gas derivatives of $9 million for the three months ended June 30, 2019 consisted of realized losses on settled derivative contracts and mark-to-market valuation losses. We did not have any natural gas derivatives during the three months ended June 30, 2018.
Transportation expenses decreased by less than $1 million to approximately $2 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, mainly due to lower volumes shipped from our Rockies assets and the impact from selling our East Texas asset during the fourth quarter of 2018.
Marketing expenses were comparable for the three months ended June 30, 2019 and June 30, 2018. Marketing expenses in these periods represented the cost of natural gas purchased from third-parties.
General and administrative expenses increased by approximately $4 million, or 29%, to approximately $16 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. For the three months ended June 30, 2019 and June 30, 2018, general and administrative expenses included restructuring and other non-recurring costs of approximately $1.5 million and $1.7 million, respectively, and non-cash stock compensation costs of approximately $2.4 million and $1.3 million, respectively.
Adjusted general and administrative expenses, which exclude restructuring and other non-recurring costs and non-cash stock compensation costs, were $12.3 million or $4.92/Boe for the second quarter 2019 compared to $9.5 million or $3.95/Boe for the second quarter 2018. The increases in both general and administrative expenses and adjusted general and administrative expenses were primarily due to increased costs associated with supporting the company's growth and public company status.
DD&A increased by approximately $2 million, or 8%, to approximately $24 million, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to the increased production and higher depreciation and depletion rates for 2019.
Taxes, Other Than Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2019	2018
	(in thousands)
Severance taxes	$1,873	$2,997	$(1,124)	(38)%
Ad valorem and property taxes	3,612	3,141	471	15%
Greenhouse gas allowances	5,863	2,577	3,286	128%
Total taxes other than income taxes	$11,348	$8,715	$2,633	30%

Taxes, other than income taxes ($/Boe)	$4.54	$3.62

Taxes, other than income taxes increased for the three months ended June 30, 2019 by $2.6 million or 30%, compared to the three months ended June 30, 2018 due to higher greenhouse gas cost allowances and ad valorem and property taxes, partially offset by lower severance taxes than in the second quarter 2018. Greenhouse gas costs increased as a result of fewer free allowances from the state of California and higher spot prices for those allowances purchased, both of which increased the average unit cost of emissions incurred. The lower severance taxes in the second quarter of 2019 were the result of increased exemptions.
Other operating expenses
Other operating expenses were $3 million in the quarter ended June 30, 2019 and mainly consisted of increased excess abandonment costs during the period compared to the quarter ended June 30, 2018.
Interest Expense
Interest expense decreased in the three months ended June 30, 2019 by approximately $0.2 million or 2%, compared to the three months ended June 30, 2018 due to lower borrowings throughout the second quarter of 2019 compared to 2018.
Reorganization items, net
Reorganization items, net was insignificant for the three months ended June 30, 2019, compared to $0.5 million of income for the three months ended June 30, 2018. The gain was primarily due to the resolution of certain pre-emergence liabilities, partially offset by legal and other professional fees.
Income Tax Expense (Benefit)
Our effective tax rate was 27.7% for the three months ended June 30, 2019 and 16.3% for the three months ended June 30, 2018. The increase in the effective tax rate was primarily due to the release of our valuation allowance on deferred tax assets in 2018.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018.

	Six Months Ended June 30,		$ Change	% Change
	2019	2018
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$268,010	$263,010	$5,000	2%
Electricity sales	15,093	11,423	3,670	32%
Gain (losses) on oil derivatives	(37,963)	(112,787)	74,824	(66)%
Marketing and other revenues	1,465	1,619	(154)	(10)%
Total revenues and other	246,605	163,265	83,340	51%
Expenses and other:
Lease operating expenses	105,807	85,819	19,988	23%
Electricity generation expenses	10,924	7,725	3,199	41%
Transportation expenses	3,867	5,321	(1,454)	(27)%
Marketing expenses	1,272	987	285	29%
General and administrative expenses	30,498	24,466	6,032	25%
Depreciation, depletion and amortization	48,240	40,288	7,952	20%
Taxes, other than income taxes	19,434	16,972	2,462	15%
(Gains) losses on natural gas derivatives	7,334	—	7,334	100%
Other operating expenses	4,364	123	4,241	3,448%
Total expenses and other	231,740	181,701	50,039	28%
Other income (expenses):
Interest expense	(17,766)	(16,951)	(815)	5%
Other, net	155	(212)	367	n/a
Reorganization items, net	(257)	9,411	(9,668)	(103)%
Income (loss) before income taxes	(3,003)	(26,188)	23,185	(89)%
Income tax expense (benefit)	(877)	(4,537)	3,660	(81)%
Net income (loss)	(2,126)	(21,651)	19,525	(90)%
Series A preferred stock dividends	—	(11,301)	11,301	(100)%
Net income (loss) available to common stockholders	$(2,126)	$(32,952)	$30,826	(94)%
Revenues and Other
Oil, natural gas and NGL sales increased $5 million, or 2% to approximately $268 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to a 13% increase in oil volumes, including the impact from selling more Utah oil inventory in 2019, partially offset by a 9% decrease in oil prices and a 28% decrease in gas volumes.
Electricity sales represent sales to utilities and increased by approximately $4 million, or 32%, to approximately $15 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily due to higher sales prices, due to the link between sales price and higher natural gas pricing, in the six months ended June 30, 2019, than the six months ended June 30, 2018.
Losses on oil derivatives were $38 million, net of realized gains of $11 million, for the six months ended June 30, 2019 compared to a loss of $113 million, net of realized losses of $46 million, for the six months ended June 30, 2018. Each total loss was due to improved commodity prices relative to the fixed prices of our derivative contracts.
Marketing and other revenues decreased 10% to approximately $1 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018 mostly due to decreased volumes handled. Marketing revenues in these periods represented sales of natural gas purchased from third-parties.

Expenses and Other
Operating expenses, as defined above in "How We Plan and Evaluate Operations", increased to $21.04 per Boe for the six months ended June 30, 2019 from $18.24 per Boe for the six months ended June 30, 2018, which included an increase in fuel costs of $2.42 per Boe. The impact from our settled gas hedges was not significant for the six months ended June 30, 2019 and 2018.
Lease operating expenses include fuel, labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses increased by approximately $20 million, or 23%, to approximately $106 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.
Lease operating expenses were $21.17 per Boe for the six months ended June 30, 2019 compared to $18.01 per Boe for the six months ended June 30, 2018. The increase was primarily due to higher fuel costs that increased fuel expense approximately $14 million or $2.42 per Boe for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The fuel gas cost for the 2019 period was $3.40/MMBtu compared to $2.53/MMBtu in 2018.
Electricity generation expenses increased approximately $3 million or 41% to $11 million for the six months ended June 30, 2019 and the six months ended June 30, 2018, mostly due to higher natural gas costs during 2019. These fuel costs exclude the the effects of natural gas derivative settlements mentioned elsewhere.
Losses on natural gas derivatives of $7 million for the six months ended June 30, 2019 primarily represented mark-to-market valuation losses. We did not have any natural gas derivatives during the six months ended June 30, 2018.
Transportation expenses decreased approximately $1 million to approximately $4 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, mainly due to lower volumes shipped from our Rockies assets and impact from selling our East Texas asset during the fourth quarter of 2018.
Marketing expenses increased $0.3 million or 29% to $1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to higher natural gas costs. Marketing expenses in these periods represented the cost of natural gas purchased from third-parties.
General and administrative expenses increased by approximately $6 million, or 25%, to approximately $30 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. For the six months ended June 30, 2019 and June 30, 2018, general and administrative expenses included restructuring and other non-recurring costs of approximately $3 million and $4 million, respectively, and non-cash stock compensation costs of approximately $4 million and $2 million, respectively.
Adjusted general and administrative expenses, which exclude restructuring and other non-recurring costs and non-cash stock compensation costs, were $24 million or $4.77/Boe for the first six months in 2019 compared to $18 million or $3.87/Boe for the first six months in 2018. The increases in both general and administrative expenses and adjusted general and administrative expenses were primarily due to increased costs associated with supporting the company's growth and public company status.
DD&A increased by approximately $8 million, or 20%, to approximately $48 million, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to the increased production and higher depreciation and depletion rates for 2019.
Taxes, Other Than Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2019	2018
	(in thousands)
Severance taxes	$2,577	$5,761	$(3,184)	(55)%
Ad valorem and property taxes	6,757	6,558	199	3%
Greenhouse gas allowances	10,100	4,653	5,447	117%
Total taxes other than income taxes	$19,434	$16,972	$2,462	15%

Taxes, other than income taxes ($/Boe)	$3.89	$3.56

Taxes, other than income taxes increased in the six months ended June 30, 2019 by $2 million or 15%, compared to the six months ended June 30, 2018 due to higher greenhouse gas allowance costs, partially offset by lower severance taxes than in the six months ended June 30, 2018. Greenhouse gas allowance costs increased as a result of fewer free allowances from the state of California and higher spot prices for those allowances purchased, both of which increased the average unit cost of emissions incurred. The lower severance taxes in the six months ended 2019 were the result of increased exemptions.
Other operating expenses
Other operating expenses were $4 million in the six months ended June 30, 2019 and mainly consisted of increased excess abandonment costs during the period compared to the six months ended June 30, 2018.
Interest Expense
Interest expense increased in the six months ended June 30, 2019 by approximately $1 million or 5%, compared to the six months ended June 30, 2018, due to six months of interest on the 2026 Notes in the six months ended June 30, 2019 compared to four and a half months during the six months ended June 30, 2018.
Reorganization items, net
Reorganization items, net consisted of essentially no expense for the six months ended June 30, 2019, compared to $9 million of income primarily from the return of undistributed funds reserved for settlement of claims of general unsecured creditors for the six months ended June 30, 2018.
Income Tax Expense (Benefit)
Our effective tax rate was 29.2% for the six months ended June 30, 2019 and 17.3% for the six months ended June 30, 2018. The increase in the effective tax rate was primarily due to the release of our valuation allowance on deferred tax assets in 2018.
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
Adjusted General and Administrative Expenses is a supplemental non-GAAP financial measure that is used by management. We define Adjusted General and Administrative Expenses as general and administrative expenses adjusted for restructuring and other non-recurring costs and non-cash stock compensation expense. Management believes Adjusted General and Administrative Expenses is useful because it allows us to more effectively compare our performance from period to period.
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

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)
Adjusted EBITDA reconciliation to net income (loss):
Net income (loss)	$31,972	$(34,098)	$(28,061)	$(2,126)	$(21,651)
Add (Subtract):
Interest expense	8,961	8,805	9,155	17,766	16,951
Income tax expense (benefit)	12,221	(13,098)	(5,476)	(877)	(4,537)
Depreciation, depletion and amortization	23,654	24,585	21,859	48,240	40,288
Derivative losses (gains)	(17,827)	63,124	78,143	45,297	112,787
Net cash received (paid) for scheduled derivative settlements	(3,326)	14,904	(28,261)	11,578	(46,110)
Other operating expenses	3,119	1,245	123	4,364	123
Stock compensation expense	2,443	1,475	1,278	3,918	2,320
Restructuring and other non-recurring costs	1,513	1,329	1,714	2,842	3,761
Reorganization items, net	26	231	(456)	257	(9,411)
Adjusted EBITDA	$62,756	$68,502	$50,018	$131,258	$94,521

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)
Adjusted EBITDA and Levered Free Cash Flow reconciliation to net cash provided (used) by operating activities:
Net cash provided (used) by operating activities(1)	$71,362	$19,111	$(77,394)	$90,473	$(49,548)
Add (Subtract):
Cash interest payments	1,272	14,000	644	15,272	3,298
Cash reorganization item (receipts) payments	—	—	1,047	—	1,352
Restructuring and other non-recurring costs	1,513	1,329	1,714	2,842	3,761
Derivative early termination payment	—	—	126,949	—	126,949
Other changes in operating assets and liabilities	(11,391)	34,063	(2,942)	22,672	8,709
Adjusted EBITDA	$62,756	$68,502	$50,018	$131,258	$94,521
Subtract:
Capital expenditures - accrual basis	(56,645)	(49,099)	(38,531)	(105,744)	(54,928)
Interest expense	(8,961)	(8,805)	(9,155)	(17,766)	(16,951)
Cash dividends declared	(9,710)	(10,072)	(5,651)	(19,782)	(11,301)
Levered Free Cash Flow(2)	$(12,560)	$526	$(3,319)	$(12,034)	$11,341
__________

(1)
The three months ended March 31, 2019 included $37 million of annual or semi-annual payments that occur in the first quarter each year such as semi-annual interest and certain annual royalty payments and other accrued liabilities.

(2)
Levered Free Cash Flow, as defined by the Company, includes cash paid for scheduled derivative settlements of $3 million in the three months ended June 30, 2019, cash received for scheduled derivative settlements of $15 million in the three months ended March 31, 2019 and cash paid for scheduled derivatives settlements of $28 million for the three months ended June 30, 2018. Levered Free Cash Flow includes cash received for scheduled derivative settlements of $12 million in the six months ended June 30, 2019 and cash paid for scheduled derivative settlements of $46 million for the six months ended June 30, 2018.

The following table presents a reconciliation of the non-GAAP financial measure Adjusted Net Income (Loss) to the GAAP financial measure of Net income (loss).

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)
Adjusted Net Income (Loss) reconciliation to net income (loss)
Net income (loss)	$31,972	$(34,098)	$(28,061)	$(2,126)	$(21,651)
Add (Subtract):
(Gains) losses on oil and natural gas derivatives	(17,827)	63,124	78,143	45,297	112,787
Net cash received (paid) for scheduled derivative settlements	(3,326)	14,904	(28,261)	11,578	(46,110)
Other operating expenses	3,119	1,245	123	4,364	123
Restructuring and other non-recurring costs	1,513	1,329	1,714	2,842	3,761
Reorganization items, net	26	231	(456)	257	(9,411)
Total additions (subtractions), net	(16,495)	80,833	51,263	64,338	61,150
Income tax (expense) benefit of adjustments at effective tax rate	4,569	(22,471)	(8,371)	(18,787)	(10,594)
Adjusted Net Income (Loss)	$20,046	$24,264	$14,831	$43,425	$28,905

The following table presents a reconciliation of the non-GAAP financial measure Adjusted General and Administrative Expenses to the GAAP financial measure of general and administrative expenses for each of the periods indicated.

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)
Adjusted General and Administrative Expense reconciliation to general and administrative expenses:
G&A expenses	$16,158	$14,340	$12,482	$30,498	$24,466
Subtract:
Restructuring and other non-recurring costs	(1,513)	(1,329)	(1,714)	(2,842)	(3,761)
Non-cash stock compensation expense (G&A portion)	(2,368)	(1,424)	(1,260)	(3,792)	(2,279)
Adjusted G&A	$12,277	$11,587	$9,508	$23,864	$18,426

Adjusted general and administrative expenses ($/MBoe)	$4.92	$4.63	$3.95	$4.77	$3.87
Liquidity and Capital Resources
Currently, we expect our primary sources of liquidity and capital resources will be Levered Free Cash Flow, and as needed, borrowings under the RBL Facility. Depending upon market conditions and other factors, we have issued and may issue additional equity and debt securities; however, we expect our operations to continue to generate positive Levered Free Cash Flow at current commodity prices allowing us to fund maintenance operations, organic growth, interest, dividends and, opportunistic repurchases of our common stock or debt. We believe our liquidity and capital resources will be sufficient to conduct our business and operations for the next 12 months.
Stock Repurchase Program
In December 2018, our Board of Directors adopted a program for the opportunistic repurchase of up to $100 million of our common stock. Based on the Board’s evaluation of market conditions for our common stock they authorized initial repurchases of up to $50 million under the program. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors. Purchases may be commenced or suspended at any time without notice and we are not obligated to purchase shares during any period or at all. Any shares acquired will be available for general corporate purposes.
For the three months ended June 30, 2019, we repurchased 1,000,000 shares at an average price of $10.90 per share for $11 million, which is reflected as treasury stock. For the six months ended June 30, 2019, we repurchased 3,200,162 shares at an average price of $11.02 per share for $35 million, which is reflected as treasury stock. The Company has repurchased a total of 3,648,823 shares under the stock repurchase program for $39 million as of June 30, 2019.
Cash Dividends
Our board of directors approved $0.12 per share quarterly cash dividends on our common stock for the first, second and third quarters of 2019. We paid the second quarter dividend in July 2019 and declared the third quarter dividend in July 2019, which is payable in October 2019. As of July 31, 2019, the Company has declared approximately $47 million, and paid $37 million, in dividends since the inception of its dividend program.
The RBL Facility
As of June 30, 2019 our borrowing base was $400 million and we had $386 million available for borrowing under the RBL Facility. At June 30, 2019, we were in compliance with the financial covenants under the RBL Facility. In April 2019, we completed a borrowing base redetermination under our RBL Facility that resulted in our borrowing base being set at $750 million and we elected to limit lender commitments to $400 million. Borrowing base redeterminations become effective on, or about, each May 1 and November 1, although each of us and the administrative agent may make one interim redetermination between scheduled redeterminations.
Corporate Organization

Berry Corp., as Berry LLC’s parent company, has no independent assets or operations. Any guarantees of potential future registered debt securities by Berry Corp. or Berry LLC would be full and unconditional. Berry Corp. and Berry LLC currently do not have any other subsidiaries. In addition, there are no significant restrictions upon the ability of Berry LLC to distribute funds to Berry Corp. by distribution or loan other than under the RBL Facility. None of the assets of Berry Corp. or Berry LLC represent restricted net assets.

Hedging
We have protected a significant portion of our anticipated cash flows through our commodity hedging program, including through fixed-price derivative contracts. We hedge crude oil production to protect against oil price decreases and we also hedge gas purchases to protect against price increases For information regarding risks related to our hedging program, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry” in our Annual Report.
As of June 30, 2019, we had the following crude oil production and gas purchases hedges, with no changes through July 31, 2019.

	Q3 2019	Q4 2019	FY 2020
Sold Oil Call Options (Brent):
Hedged volume (MBbls)	92	92	—
Weighted average price ($/Bbl)	$81.00	$81.00	$—
Purchased Oil Put Options (Brent):
Hedged volume (MBbls)	460	460	—
Weighted-average price ($/Bbl)	$50.00	$50.00	$—
Fixed Price Oil Swaps (Brent):
Hedged volume (MBbls)	1,472	1,380	4,392
Weighted average price ($/Bbl)	$72.64	$72.21	$65.70
Fixed Price Oil Swaps (WTI):
Hedged volume (MBbls)	92	92	121
Weighted average price ($/Bbl)	$61.75	$61.75	$61.75
Oil basis differential positions (Brent-WTI basis swaps):
Hedged volume (MBbls)	46	46	—
Weighted average price ($/Bbl)	$(1.29)	$(1.29)	$—
Fixed Price Gas Purchase Swaps (Kern, Delivered):
Hedged volume (MMBtu)	4,600,000	4,295,000	13,725,000
Weighted average price ($/MMBtu)	$2.91	$2.95	$2.98
Fixed Price Gas Purchase Swaps (SoCal Citygate):
Hedged volume (MMBtu)	460,000	460,000	1,525,000
Weighted average price ($/MMBtu)	$3.80	$3.80	$3.80
The following table summarizes the historical results of our hedging activities.

	Three Months Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Crude Oil (per Bbl):
Realized sales price, before the effects of derivative settlements	$61.69	$56.88	$67.93	$59.27	$65.06
Effects of derivative settlements	$0.13	$5.15	$(14.71)	$2.65	$(12.08)
Natural Gas (per MMBtu):
Purchase price, before the effects of derivative settlements	$2.03	$4.87	$2.36	$3.40	$2.53
Effects of derivative settlements	$0.53	$(0.59)	$—	$(0.01)	$—
We expect our operations to generate substantial cash flows at current commodity prices. We have protected a portion of our anticipated cash flows through 2020 as part of our crude oil hedging program. Our low-decline production base, coupled with our stable operating cost environment, affords an ability to hedge a material amount of our future expected production. The decrease in derivative settlements from first quarter 2019 to second quarter 2019 is the result of an increase in Brent prices compared to the respective hedge strike prices, narrowing the hedge impact.
Statements of Cash Flows
The following is a comparative cash flow summary:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash:
Provided by (used in) operating activities	$90,473	$(49,548)
Used in investing activities	(107,379)	(42,347)
Provided by (used in) financing activities	(51,547)	46,467
Net decrease in cash, cash equivalents and restricted cash	$(68,453)	$(45,428)
Operating Activities
Cash provided by operating activities increased for the six months ended June 30, 2019 by approximately $140 million when compared to the six months ended June 30, 2018, primarily due to the early termination of certain hedge contracts during the second quarter of 2018, the increase in oil sales and electricity sales, the increase in derivative cash settlements received, offset by the increased operating costs mainly due to higher fuel costs and the semi-annual interest payments on our 2026 Senior Unsecured Notes paid for the first time in August 2018, and other working capital changes.
Investing Activities
The following provides a comparative summary of cash flows from investing activities:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Capital expenditures:(1)
Development of oil and natural gas properties	$(95,538)	$(37,609)
Purchase of other property and equipment	(9,190)	(7,760)
Acquisition of properties	(2,689)	—
Proceeds from sale of properties and equipment and other	38	3,022
Cash used in investing activities	$(107,379)	$(42,347)
__________
(1) Based on actual cash payments rather than accruals.
Cash used in investing activities increased $65 million for the six months ended June 30, 2019, when compared to the same period in 2018, primarily due to an increase in capital spending in accordance with the 2019 capital budget.
Financing Activities
Cash used by financing activities was approximately $52 million for the six months ended June 30, 2019 and was primarily used to purchase treasury stock of $36 million and pay dividends on common stock of approximately $20 million, offset by the $5 million of borrowings under the RBL Facility for monthly working capital fluctuations. Cash provided by financing activities was approximately $46 million for the six months ended June 30, 2018 and was primarily provided by the issuance of the 2026 Senior Unsecured Notes in the aggregate principal amount of $400 million and additional borrowings under the RBL Facility of $97 million, offset by the repayments on the new credit facility of approximately $410 million, the purchase of treasury stock for $20 million, the payment of $11 million in dividends on our Series A Preferred Stock and the payment of $9 million of debt issuance costs.

Balance Sheet Analysis

The changes in our balance sheet from December 31, 2018 to June 30, 2019 are discussed below.

	June 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$227	$68,680
Accounts receivable, net	$54,871	$57,379
Derivative instruments assets - current and long-term	$38,227	$91,885
Other current assets	$22,250	$14,367
Property, plant & equipment, net	$1,526,004	$1,442,708
Other non-current assets	$15,162	$17,244
Accounts payable and accrued liabilities	$127,110	$144,118
Derivative instruments liabilities - current and long-term	$7,615	$—
Long-term debt	$397,315	$391,786
Asset retirement obligation	$102,291	$89,176
Other non-current liabilities	$25,148	$14,902
Equity	$952,316	$1,006,446

See “Liquidity and Capital Resources” for discussions about the changes in cash and cash equivalents.

The $3 million decrease in accounts receivable was driven mostly by lower hedge settlement receivables, partially offset by higher sales period-over-period.

The $46 million decrease in the derivative instruments assets and liabilities reflected the decrease in the mark-to-market values of our derivatives at the end of each period presented, as well as the change in positions held during the period. The decrease resulted from increased oil and natural gas prices relative to the fixed prices of our derivative contracts.
The $8 million increase in other current assets includes $5 million for materials inventory related to our capital development program and $3 million for prepaid software, insurance and other costs.
The $83 million increase in property, plant and equipment was largely the result of increased capital investments in oil and gas properties, as well as increased costs related to the change in timing of our asset retirement obligations noted below, partially offset by increased accumulated depreciation associated with such properties.

The $2 million decrease in other non-current assets was primarily due to amortization of debt issuance costs.

The decrease in accounts payable and accrued liabilities included $9 million for royalty payments, a $4 million decrease due to the timing of payments for trade and other payables and accruals, $4 million related to our incentive compensation program, and $3 million for lower accrued severance taxes. These decreases were partially offset by a $3 million increase in the current portion of the asset retirement obligation.

The nearly $6 million increase in long-term debt represented borrowing and repayment activity from our RBL Facility.

The increase in the long-term portion of the asset retirement obligation largely reflected an increase in the estimate of $18 million, $2 million in new wells, and accretion expense of $3 million. The change in estimate was a result of California's new idle well regulations effective in the second quarter. This accelerated the timing of abandonment of certain wells. These increases were partially offset by liabilities settled during the period of $8 million and an increase to the current portion of the asset retirement obligation of $3 million.
The increase in other noncurrent liabilities represented an additional greenhouse gas liability of $10 million for production during the six months ended June 30, 2019, which is due for payment more than one year from June 30, 2019.
The decrease in equity of $54 million was due to the purchase of treasury stock for $35 million and common stock dividends declared of $20 million. These decreases were offset by net loss of $2 million and stock-based incentive awards of $4 million.

Lawsuits, Claims, Commitments, and Contingencies
In the normal course of business, we, or our subsidiary, are subject to lawsuits, environmental and other claims and other contingencies that seek, or may seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief.
We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at June 30, 2019 and December 31, 2018. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves accrued on our balance sheet would not be material to our consolidated financial position or results of operations.

We, or our subsidiary, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of June 30, 2019, we are not aware of material indemnity claims pending or threatened against us.

In April 2019, we sold our outstanding claims in the Pacific Gas & Electric bankruptcy at an immaterial loss.

Contractual Obligations
During the six months ended June 30, 2019, we entered into agreements to replace our Bakersfield, California office lease for approximately $11 million in aggregate over 8 years beginning August 2019. The annual costs under our current office lease, which ends in 2019, are similar to the costs under the new leases.
Recently Adopted Accounting and Disclosure Changes

See Note 1, Basis of Presentation, in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

The information included or incorporated by reference in this prospectus or in any accompanying prospectus supplement includes forward-looking statements involving risks and uncertainties that could materially affect our expected results of operations, liquidity, cash flows and business prospects. Such statements specifically include our expectations as to our future financial position, liquidity, cash flows, results of operations and business strategy, potential acquisition opportunities, other plans and objectives for operations, maintenance capital requirements, expected production and costs, reserves, hedging activities, capital expenditures, return of capital, improvement of recovery factors and other guidance. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. You can typically identify forward-looking statements by words such as aim, anticipate, achievable, believe, budget, continue, could, effort, estimate, expect, forecast, goal, guidance, intend, likely, may, might, objective, outlook, plan, potential, predict, project, seek, should, target, will or would and other similar words that reflect the prospective nature of events or outcomes. For any such forward-looking statement that includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, sometimes materially. Material risks that may affect us are discussed above in “Risk Factors” in this prospectus, in any applicable prospectus supplement and in the documents incorporated by reference, including our most recent Annual Report on Form 10-K.
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
All forward-looking statements, expressed or implied, included in this prospectus are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For the three months ended June 30, 2019, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A)- Quantitative and Qualitative Disclosures About Market Risk, in the 2018 Annual Report, except as discussed below.
Price Risk
Our most significant market risk relates to prices for oil, natural gas, and NGLs. Management expects energy prices to remain unpredictable and potentially volatile. As energy prices decline or rise significantly, revenues and cash flows are likewise affected to the extent unhedged. In addition, a non-cash write-down of our oil and gas properties may be required if commodity prices experience a significant decline.
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
We determine the fair value of our oil and natural gas derivatives using valuation techniques which utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. We validate data provided by third parties by understanding the valuation inputs used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets. At June 30, 2019, the fair value of our hedge positions was a net asset of approximately $31 million. A 10% increase in the oil and natural gas index prices above the June 30, 2019 prices would result in a net asset of approximately $0.3 million, which represents a decrease in the fair value of our derivative position of approximately $30 million; conversely, a 10% decrease in the oil and natural gas index prices below the June 30, 2019 prices would result in a net asset of approximately $82 million, which represents an increase in the fair value of approximately $52 million. For additional information about derivative activity, see Note 3.
Actual gains or losses recognized related to our derivative contracts depend exclusively on the price of the underlying commodities on the specified settlement dates provided by the derivative contracts.
Item 4. Controls and Procedures
Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, they each concluded that our disclosure controls and procedures were effective as of June 30, 2019.
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2019 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings
For information regarding legal proceedings, see Note 4 to the condensed consolidated financial statements in Part I of this Form 10-Q and Note 7 to our consolidated financial statements for the year ended December 31, 2018 included in the Annual Report.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading “Item 1A. Risk Factors” in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

Stock Repurchase Program
On December 13, 2018, our Board of Directors announced it had adopted a program for the opportunistic repurchase of up to $100 million of our common stock. Based on the Board’s evaluation of market conditions for our common stock they authorized initial repurchases of up to $50 million under the program. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors. Purchases may be commenced or suspended at any time without notice and we are not obligated to purchase shares during any period or at all. Any shares acquired will be available for general corporate purposes.
For the three months ended June 30, 2019, we repurchased 1,000,000 shares at an average price of $10.90 per share for $10.9 million, which is reflected as treasury stock. The Company has repurchased a total of 3,648,823 shares under the stock repurchase program for $39.2 million as of June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1 - 30, 2019	—	$—	—	$—
May 1 - 31, 2019	927,588	$10.90	927,588	$10,108,000
June 1 - 30, 2019	72,412	$10.91	72,412	$790,000
Total	1,000,000	$10.90	1,000,000	$10,898,000

Item 6.    Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Berry Petroleum Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-226011))
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Form 8-K filed July 30, 2018)
3.3	Second Amended and Restated Bylaws of Berry Petroleum Corporation (incorporated by reference to Exhibit 3.3 of Form 8-K filed July 30, 2018)
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
“Adjusted G&A” or “Adjusted General and Administrative Expenses” is a non-GAAP financial measure defined as general and administrative expenses adjusted for restructuring and other non-recurring costs and non-cash stock compensation expense.
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
“BLM” means the U.S. Bureau of Land Management.
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
“DD&A” means depreciation, depletion & amortization.
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

BERRY PETROLEUM CORPORATION
(Registrant)

Date:	August 8, 2019	/s/ Cary Baetz
Cary Baetz
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2019	/s/ M. S. Helm
Michael S. Helm
Chief Accounting Officer
(Principal Accounting Officer)