Form 10-K
period 2019-12-31
Berry Corp (bry)
filed 2020-02-27
CIK 1705873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________ to _______________
Commission file number 001-38606
BERRY CORPORATION (bry)
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
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $575.4 million.
Shares of common stock outstanding as of January 31, 2020                             79,546,417

DOCUMENTS INCORPORATED BY REFERENCE
The Company’s definitive proxy statement relating to the annual meeting of shareholders (to be held May 5, 2020) will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2019 and is incorporated by reference in Part III to the extent described herein.

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

Index to Financial Statements and Supplementary Data

Part I
Items 1 and 2. Business and Properties
Effective February 18, 2020, Berry Petroleum Corporation changed its name to Berry Corporation (bry) and introduced a new logo. We believe that the name Berry Corporation (bry) is a name that better represents our progressive approach to evolving and growing the business in today’s dynamic oil and gas industry.
When we use the terms “we,” “us,” “our,” the “Company,” or similar words in this report, unless the context otherwise requires, (i) on or after the Effective Date (as defined below in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Commitments, and Contingencies”), we are referring to Berry Corporation (bry), a Delaware corporation formerly known as Berry Petroleum Corporation ("Berry Corp."), together with its subsidiary Berry Petroleum LLC, a Delaware limited liability company ("Berry LLC"), the successor company and(ii) prior to the Effective Date, we are referring to Berry LLC, as the predecessor company.
Our Company
We are a western United States independent upstream energy company with a focus on onshore, low geologic risk, long-lived, oil reserves in conventional reservoirs.
In the aggregate, the Company’s assets are characterized by high oil content. Most of our assets are located in the oil-rich reservoirs in the San Joaquin basin of California, which has more than 150 years of production history and substantial remaining oil in place. As a result of the substantial data produced over the basin’s long history, its reservoir characteristics are well understood, leading to predictable, repeatable, low geological risk and low-cost development opportunities. In California, we focus on conventional, shallow oil reservoirs, the drilling and completion of which are relatively low-cost in contrast to unconventional resource plays. For example, we estimate the cost to drill and complete our PUD wells in California will be less than $375,000 per well. In contrast, we estimate the cost to drill and complete our PUD wells in our Rockies (Utah and Colorado) operations will average $1.5 million per well.
We also have assets in the Uinta basin in Utah and in the Piceance basin in Colorado. The Uinta basin is a mature, light-oil-prone play covering more than 15,000 square miles with significant undeveloped resources where we have high operational control and additional behind pipe potential. The Piceance basin in Colorado, which is a prolific low geologic risk natural gas play with trillions of cubic feet of natural gas in place where we produce from a conventional, tight sandstone reservoir using proven slick water stimulation techniques to increase recoveries.
As of December 31, 2019, we had estimated total proved reserves of 138 MMBoe, of which 122 MMBoe was in California. For the year ended December 31, 2019, we had average production of approximately 29.0 MBoe/d, of which approximately 87% was oil. For the three months ended December 31, 2019, we had average production of approximately 31.3 MBoe/d, of which approximately 89% was oil. In California, our average production for the year ended and the three months ended December 31, 2019 was 22.6 MBoe/d and 25.5 MBoe/d, respectively, of which 100% was oil.
We are committed to creating long-term stockholder value. We believe that the successful execution of our strategy across our extensive inventory of identified drilling opportunities with attractive full-cycle economics and stable, oil-weighed production base with low and predictable production decline rates will support our objectives to return capital to our stockholders, produce capital efficient growth, generate Levered Free Cash Flow to fund our operations while maintaining a low leverage profile through commodity price cycles. “Levered Free Cash Flow” is a non-GAAP financial measure defined as Adjusted EBITDA less capital expenditures, interest expense and dividends. “Adjusted EBITDA” is also a non-GAAP financial measure defined as earnings before interest expense; income taxes; depreciation, depletion, and amortization; derivative gains or losses net of cash received or paid for scheduled derivative settlements; impairments; stock compensation expense; and other unusual, out-of-period and infrequent items, including restructuring costs and reorganization items. Please see “Management’s Discussion and Analysis-“Non-GAAP Financial Measures” for reconciliations of Levered Free Cash Flow and Adjusted EBITDA to

Index to Financial Statements and Supplementary Data

net cash provided by operating activities and of Adjusted EBITDA to net income (loss), our most directly comparable financial measure calculated and presented in accordance with GAAP.
As part of our commitment to creating long-term stockholder value, we strive to conduct our operations in an ethical, safe and responsible manner, to protect the environment and to take care of our people and the communities in which we live and operate. We also seek proactive and transparent engagement with regulatory agencies, the communities in which we operate and our other stakeholders in order to realize the full potential of our resources in a timely fashion that safeguards people and the environment and complies with existing laws and regulations. We believe that the oil and gas industry will remain an important part of the energy landscape going forward and our goal is to grow our business safely and with great support for the environment, while supporting economic growth and social equity through our operations and engagement with our stakeholders
The Berry Advantage
Our strategy is focused on creating long-term stockholder value by returning capital to stockholders, producing capital-efficient growth and generating positive Levered Free Cash Flow while maintaining a low leverage profile through commodity price cycles. We generated positive Levered Free Cash Flow in 2019 when Brent oil prices ranged from $54.91 to $74.57, and averaged $64.16 for the year. Factoring in current interest, dividend and production levels, our Levered Free Cash Flow is expected to be break even at approximately $50 Brent.
We believe the following competitive strengths will allow us to successfully execute our business strategy:

•
Extensive inventory of low geological risk identified drilling opportunities with attractive full-cycle economics, high operational control and a stable development and production cost environment provides capital flexibility. We expect our operations to continue to generate attractive rates of return and positive Levered Free Cash Flow, which, if sustained, would allow us to continue returning capital to stockholders, sustain current production levels and fund organic growth, among other things. For example, our PUD reserves in California are projected to average single-well rates of return of approximately 50% based on the assumptions used in preparing our SEC reserves report as of December 31, 2019. We operate approximately 95% of our producing wells and expect to operate a similar percentage of our identified gross drilling locations. In addition, a substantial majority of our acreage is currently held by production and fee interest, including 94% of our acreage in California. Our high degree of control over our properties gives us flexibility in executing our development program, including the timing, amount and allocation of our capital expenditures, technological enhancements and marketing of production. Also, unlike our peers, who operate primarily in unconventional plays, our assets generally do not necessitate inventory-constrained and highly specialized equipment, which provides us relative insulation from service cost inflation pressures. Our high degree of operational control and relatively stable cost environment provide us significant visibility and understanding of our expected cash flows.

•
Stable, long-lived, oil-weighted conventional asset base with low and predictable production decline rates. The majority of our interests are in properties that have produced oil for decades. As a result, the geology and reservoir characteristics are well understood, and new development well results are generally predictable, repeatable and present lower risk than unconventional resource plays. The properties are characterized by long-lived reserves with low production decline rates, a stable development cost structure and low-geologic risk developmental drilling opportunities with predictable production profiles. The nature of our assets provides us with significant capital flexibility and an ability to hedge efficiently material quantities of future expected production. For example, our PDP reserves have an estimated annual decline rate of approximately 13% to 20% in the years between 2020 and 2025 based on total PDP Boe reserves as of December 31, 2019. Based on the assumptions underlying our PUD estimates, we estimate that we will require slightly more than $11 per Boe in annual capital expenditures to keep production volumes consistent each year over the next three years.

•
Brent-influenced crude oil pricing advantage. California oil prices are Brent-influenced as California refiners import approximately 73% of the state’s demand from outside the state, most of which comes from OPEC

Index to Financial Statements and Supplementary Data

and other waterborne sources. There is a closer correlation of prices in California to Brent pricing than to WTI. Without the higher costs associated with importing crude via rail or supertanker, we believe our in-state production and low-cost crude transportation options, coupled with Brent-influenced pricing, will allow us to continue to realize strong cash margins in California. Our highly oil-weighted production combined with a Brent-influenced California pricing dynamic has resulted, and is expected to continue to result, in strong operating margins at current commodity prices.

•
Simple capital structure and conservative balance sheet leverage with ample liquidity and minimal contractual obligations. Since our 2018 initial public offering ("IPO"), our capital structure has consisted of common stock and 7.0% senior unsecured notes due February 2026 (the "2026 Notes"). As of December 31, 2019, we had $391 million of available liquidity, defined as cash on hand plus availability under our reserves-based lending facility we entered into on July 31, 2017 (as amended, the “RBL Facility”). In addition, we have minimal long-term service or fixed-volume delivery commitments. This liquidity and flexibility permit us to capitalize on opportunities that may arise to grow and increase stockholder value.

•
Experienced, principled and disciplined management team. Our management team has significant experience operating and managing oil and gas businesses across numerous domestic and international basins, as well as reservoir and recovery types. We use our deep technical, operational and strategic management experience to optimize the value of our assets and the Company. We are focused on the principles of growing Levered Free Cash Flows as well as the value of our production and reserves. In doing so, we take a disciplined approach to development and operating cost management, field development efficiencies and the application of proven technologies and processes new to our properties in order to generate a sustained life-cycle cost advantage.

Our Business Strategy
The principal elements of our business strategy include the following:

•
Return capital to our stockholders. Our objective is to maintain a disciplined value creation and returns-focused approach to capital allocation in order to generate excess free cash flow. We have returned capital to our shareholders, primarily in the form of a quarterly dividend, since our first quarter as a public company and we continue to target an attractive dividend yield. Additionally, our stock repurchase program approved by our Board of Directors in December 2018 provides an additional opportunity to return value to our existing shareholders. As of December 31, 2019, we repurchased approximately 6% of our outstanding shares for approximately $50 million and in February 2020 the Board authorized us to repurchase an additional $50 million of stock. If commodity prices increase for a sustained period of time, we would consider repaying debt obligations or returning additional capital to stockholders. For a discussion of our dividend policy, as well as our stock repurchase program, please see “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

•
Grow production and reserves in a capital efficient manner while producing positive internally generated Levered Free Cash Flow. We intend to allocate capital in a disciplined manner to projects that will produce predictable and attractive rates of return. We plan to direct capital to our oil-rich and low-geologic risk development opportunities while focusing on leveraging capital efficiencies across our asset base with the primary objective of internally funding our capital budget and growth plan. We may also use our capital flexibility to pursue value-enhancing, bolt-on acquisitions to opportunistically improve our positions in existing basins.

•
Maintain balance sheet strength and flexibility through commodity price cycles. We intend to fund our capital program while producing positive internally generated Levered Free Cash Flow. Over time, we expect to maintain low leverage through organic growth and with excess Levered Free Cash Flow. Our objective is to achieve and maintain a long-term, through-cycle leverage ratio (as defined in our RBL Facility) between 1.0x and 2.0x, or lower.

Index to Financial Statements and Supplementary Data

•
Proactively and collaboratively engage in matters related to regulation, safety, the environmental and community relations. We seek to work closely with regulators and legislators throughout the rulemaking process to minimize adverse impacts that new legislation and regulations might have on our ability to maximize our resources and to mitigate adverse impacts to our permitting process. We have found constructive dialogue with legislative and regulatory agencies can help avert compliance and permitting issues. We also believe that running our operations in a manner that protects the safety and health of our employees and is in compliance with existing laws and regulations is not only the right way to run our business, but it helps us build and maintain relationships with the communities in which we operate as well as credibility with the relevant agencies governing our operations. With ultimate oversight by our Board of Directors, Environmental, Health & Safety (“EH&S”) considerations are an integral part of our day-to-day operations and are incorporated into the strategic decision-making process across our business.

•
Maximize ultimate hydrocarbon recovery from our assets by optimizing drilling, completion and production techniques and investigating deeper reservoirs and areas beyond our known productive areas. While we continue to utilize proven techniques and technologies, we will also continuously seek efficiencies in our drilling, completion and production techniques in order to optimize ultimate resource recoveries, rates of return and cash flows. We will continue to advance and use innovative EOR and other recovery techniques to unlock additional value and will allocate capital towards these next generation technologies where applicable. In addition, we intend to take advantage of underdevelopment in basins where we operate by expanding our geologic investigation of reservoirs on our acreage and adjacent acreage below existing producing reservoirs. Through these studies, we will seek to expand our development beyond our known productive areas in order to add probable and possible reserves to our inventory at attractive all-in costs.

•
Enhance future cash flow stability and visibility through an active and continuous hedging program. Our hedging strategy is designed to insulate our capital program from price fluctuations by securing price realizations and cash flows for production. We also seek to protect our operating expenses through fixed-price gas purchase agreements and other hedging contracts. We have protected a significant portion of our anticipated crude oil production realizations and gas purchases through 2020 and have begun to hedge anticipated crude oil production and gas purchases for 2021. We will review our hedging program continuously as conditions change.

Index to Financial Statements and Supplementary Data

Our Capital Program
For the years ended December 31, 2019 and 2018 our capital expenditures were approximately $211 million and $148 million, respectively, on an accrual basis excluding acquisitions. Our 2020 anticipated capital expenditure budget is approximately $125 to $145 million, which we expect to generate significant year-over-year oil production growth in California, while holding overall production close to flat throughout the year. We reduced our 2020 capital program compared to 2019 in response to current oil market volatility and the industry's focus on returning capital to shareholders, which we have been doing since our IPO in July 2018. We have been and continue to be a market leader in returning capital to shareholders, while continuing to generate production growth. We currently anticipate oil production will be approximately 90% of total production in 2020, compared to 87% in 2019 and 82% in 2018. Based on current commodity prices and our drilling success rate to date, we expect to be able to fund our 2020 capital development programs with cash flow from operations and produce positive Levered Free Cash Flow, which includes continuing to target an attractive dividend yield.
The table below sets forth the current expected allocation of our 2020 capital expenditure budget by area as compared to the allocation of our 2019 capital expenditures.

	2020 Budget	2019 Actual
	(in millions)
California	$113-130	$192
Utah	4-5	10
Colorado	1-2	1
Corporate	7-8	8
Total	$125-145	$211
The amount and timing of capital expenditures is within our control and subject to our management’s discretion, and may be adjusted during the year depending on commodity prices and other factors. We retain the flexibility to defer planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil, natural gas and NGLs, the receipt and timing of required regulatory permits and approvals, the availability of necessary equipment, infrastructure and capital, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners, as well as general market conditions.
We currently expect to employ up to three drilling rigs in California during the last three quarters of 2020, and up to one rig throughout most, if not all, of the first quarter of 2020. Additionally, we currently expect to drill approximately 195 to 225 gross development wells during 2020, almost all of which will be in California for oil production. However, the execution of these plans requires certain regulatory permits and approvals, and changes in laws and regulations, including those relating to the permit review and approval process, could impact our ability to successfully execute our plans. Any postponement or elimination of our development drilling program could result in a reduction of proved reserve volumes and materially affect our business, financial condition and results of operations. Please see “Regulation of Health, Safety and Environmental Matters” for additional discussion of the laws and regulations impacting our business. For additional information about the potential risks related to our capital program, see “Item 1A. Risk Factors” and for a more detailed discussion of capital expenditures, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Program”.
In addition to capital expenditures, we also incur costs associated with retiring assets and remediating property at the end of its useful life, both due to regulatory obligations and our focus on EH&S as we develop existing fields. Most of these obligations and activities are regulated by governmental agencies. During 2019, we spent approximately $27 million in fulfilling these obligations and in 2020 we expect to spend approximately $20 million. A significant portion of these costs is a result of California's new idle well regulations which became effective in 2019 and accelerated the timing of abandonment of certain existing idle wells. In accordance with these regulations, we expect to plug and abandon a majority of our existing idle wells over the next eight years.

Index to Financial Statements and Supplementary Data

Our Areas of Operation
Our predominant operating area is in California, and we also have operations in Utah and Colorado, which we refer to collectively as our Rockies operating area.
California
California is and has been one of the most productive oil and natural gas regions in the world. According to the U.S. Geological Survey as of 2012, the San Joaquin basin in California contained three of the 10 largest oil fields in the United States based on cumulative production and proved reserves. We have operations in two of those three fields —Midway-Sunset and South Belridge.
We also have operations in the McKittrick and Poso Creek fields in the San Joaquin basin in Kern County as well as in the Placerita Field in the Ventura basin in Los Angeles County. According to the California Geologic Energy Management Division (“CalGEM”), formerly known as the Division of Oil, Gas, and Geothermal Resources ("DOGGR") of the California Department of Conservation, approximately 74% of California’s daily oil production of 443 MBbl/d for 2018 was produced in the San Joaquin basin. We believe there are extensive existing field redevelopment opportunities in our areas of operation within the San Joaquin basin. We also believe that our California focus and strong balance sheet will allow us to take advantage of these opportunities.
We currently hold nearly 15,000 net acres in the San Joaquin and Ventura basins with a 99% average working interest, and our producing areas include:

•
Northwest San Joaquin operations: (i) our McKittrick Field property, which is a newer steamflood development with potential for infill and extension drilling; (ii) our South Belridge Field Hill property, which is characterized by two known reservoirs with low geological risk containing a significant number of drilling prospects, including downspacing opportunities, as well as additional steamflood opportunities; (iii) our thermal North Midway-Sunset Diatomite properties, where we utilize innovative EOR techniques to unlock significant value and maximize recoveries; and (iv) our North Midway-Sunset sandstone properties, where we use cyclic and continuous steam injection to develop these known reservoirs.

•
Southeast San Joaquin operations: (i) our South Midway-Sunset, properties, which are long-life, low-decline, strong-margin thermal oil properties with additional development opportunities; (ii) our Poso Creek property, which is an active mature shallow, heavy oil asset that we continue to develop across the property; and (iii) our Placerita property, which is a mature shallow, heavy oil asset with additional recompletion opportunities.

Our California proved reserves represented approximately 88% of our total proved reserves at December 31, 2019. California accounted for 22.6 MBoe/d or 78% of our average daily production for the year ended December 31, 2019 and 25.5 MBoe/d or 81% of our average daily production for the three months ended December 31, 2019.
Along with these upstream operations, we have extensive infrastructure and excess available takeaway capacity in place to support additional development in California. We produce oil from heavy crude reservoirs using steam to heat the oil so that it will flow to the wellbore for production. To help support this operation, we own and operate five natural gas cogeneration plants that produce electricity and steam. These plants supply approximately 22% of our steam needs and approximately 48% of our field electricity needs in California generally at a discount to electricity market prices. To further help offset our costs, we currently also sell surplus power produced by three of our cogeneration facilities under power purchase agreement (“PPA”) contracts with California utility companies. We also own 80 conventional steam generators to help satisfy the steam required by our operations.
In addition, we own gathering, treatment, water recycling and softening facilities, and storage facilities in California that currently have excess capacity, reducing our need to spend capital to develop nearby assets and generally allowing us to control certain operating costs. Approximately 86% of our California oil production is sold through pipeline connections, and we have contracts in place with third-party purchasers of our crude.

Index to Financial Statements and Supplementary Data

Commercial petroleum development began in the San Joaquin basin in the late 1860s when asphalt deposits were mined and shallow wells were hand dug and drilled. Rapid discovery of many of the largest oil accumulations followed during the next several decades. Operations on our properties began in 1909. In the 1960s, introduction of thermal techniques resulted in substantial new additions to reserves in heavy oil fields. The San Joaquin basin contains multiple stacked benches that have allowed continuing discoveries of stratigraphic, structural and non-structural traps. Most oil accumulations discovered in the San Joaquin basin occur in the Eocene age through Pleistocene age sedimentary sections. Organic rich shales from the Monterey, Kreyenhagen and Tumey formations form the source rocks that generate the oil for these accumulations.
Rockies
Uinta Basin, Utah

Our Uinta basin operations in the Brundage Canyon, Ashley Forest and Lake Canyon areas in Utah target the Green River and Wasatch formations that produce oil and natural gas at depths ranging from 5,000 feet to 8,000 feet. We have high operational control of our existing acreage which has significant upside for additional vertical and or horizontal development and recompletions.
Our Uinta basin proved reserves represented approximately 11% of our total proved reserves at December 31, 2019 and accounted for 5.0 MBoe/d or 17% of our average daily production for the year ended December 31, 2019.
We also have extensive gas infrastructure and available takeaway capacity in place to support additional development along with existing gas transportation contracts. We have natural gas gathering systems consisting of approximately 500 miles of pipeline and associated compression and metering facilities that connect to numerous sales outlets in the area. We also own a natural gas processing plant in the Brundage Canyon area located in Duchesne County, Utah with capacity of approximately 30 MMcf/d. This facility takes delivery from gathering and compression facilities we operate. Approximately 95% of the gas gathered at these facilities is produced from wells that we operate. Current throughput at the processing plant is 16-18 MMcf/d and sufficient capacity remains for additional large-scale development drilling.
Formed during the late Cretaceous to Eocene periods, the Uinta basin is a mature, light-oil-prone play located primarily in Duchesne and Uintah Counties of Utah and covers more than 15,621 square miles. Exploration efforts immediately after the Second World War led to the first commercial oil discoveries in the Uinta basin. Oil was discovered in, and produced from fluvial to lacustrine sandstones of the Green River formation in these early discoveries. The application of improved hydraulic stimulation techniques in the mid-2000s greatly increased production from the Uinta basin. As reported by the Utah Department of Natural Resources, total Utah production more than doubled from 36 MBbl/d in 2003 to 102 MBbl/d in 2018. Approximately 84% of Utah’s production in 2018 came from the Uinta basin in Duchesne and Uintah counties.
Piceance Basin, Colorado

Our primary operating areas in the Piceance basin are Garden Gulch and North Parachute in northwestern Colorado where we target the Williams Fork formation of the Mesaverde Group and produce at depths ranging from 7,500 feet to 12,500 feet. We have utilized a proven slick water completion method that has resulted in lower costs and increased recoveries. In addition, we have infrastructure and available takeaway capacity in place to support additional development along with existing gas transportation contracts.
Our Piceance basin proved reserves represented approximately 1% of our total proved reserves at December 31, 2019 and accounted for 1.4 MBoe/d or 5% of our average daily production for the year ended December 31, 2019.
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

Index to Financial Statements and Supplementary Data

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
At year end 2019, we recorded an impairment charge for these properties due to the decline in our expectations of future gas prices, as such we have no plans to drill in these properties.
Our Assets and Production Information
For the year ended December 31, 2019, we had average production of approximately 29.0 MBoe/d, of which approximately 87% was oil. In California, our average production for the year ended December 31, 2019 was 22.6 MBoe/d, of which 100% was oil.
The table below summarizes our average net daily production for the year ended December 31, 2019:

	Average Net Daily Production(1) for the Year Ended
	December 31, 2019		December 31, 2018
	(MBoe/d)	Oil (%)	(MBoe/d)	Oil (%)
California	22.6	100%	19.7	100%
Utah	5.0	54%	5.0	48%
Colorado	1.4	2%	1.7	1%
East Texas(2)	—	—%	0.6	—%
Total	29.0	87%	27.0	82%
__________
(1)    Production represents volumes sold during the period.
(2)    On November 30, 2018, we sold our non-core gas-producing properties and related assets located in the East Texas basin

Production Data
The following table sets forth information regarding production for the years ended December 31, 2019 and 2018.

	Year Ended
	December 31, 2019	December 31, 2018
Average daily production(1)(3):
Oil (MBbl/d)	25.3	22.0
Natural gas (MMcf/d)	20.0	26.3
NGLs (MBbl/d)	0.4	0.6
Total (MBOE/d)(2)	29.0	27.0
__________

(1)	Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.

(2)
Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one Bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the year ended December 31, 2019, the average prices of Brent oil and Henry Hub natural gas were $64.16 per Bbl and $2.56 per Mcf, respectively, resulting in an oil-to-gas ratio of over 4 to 1 on an energy equivalent basis.

(3)	On November 30, 2018, we sold our non-core gas-producing properties and related assets located in the East Texas basin.

Index to Financial Statements and Supplementary Data

Our Development Inventory
We have an extensive inventory of low-geologic risk, high-return development opportunities. As of December 31, 2019, we identified 10,859 gross drilling locations across our asset base. For a discussion of how we identify drilling locations, please see “—Our Reserves—Determination of Identified Drilling Locations.”
We operate approximately 95% of our producing wells. In addition, a substantial majority of our acreage is currently held by production and fee interest, including 94% of our acreage in California. As of December 31, 2019, the combined net acreage covered by leases expiring in the next three years represented approximately 13% of our total net acreage of which 11% is in Utah. Our high degree of operational control, together with the large portion of our acreage that is held by production, gives us flexibility over the execution of our development program, including the timing, amount and allocation of our capital expenditures, technological enhancements and marketing of production.
The following table summarizes certain information concerning our active producing and identified development assets as of December 31, 2019:

	Acreage		Net Acreage Held By Production and Fee Interest(%)	Producing Wells, Gross(2)(3)	Average Working Interest (%)(3)(4)	Net Revenue Interest (%)(3)(5)	Identified Drilling Locations(6)
	Gross	Net(1)					Gross	Net
California	18,517	14,144	94%	3,014	99%	93%	10,822	10,785
Utah	123,665	92,921	70%	943	95%	62%	37	29
Colorado	10,553	8,008	85%	167	83%	79%	—	—
Total	152,735	115,073	80%	4,124	98%	90%	10,859	10,814
__________

(1)	Represents our weighted-average interest in our acreage.

(2)	Includes 658 steamflood and waterflood injection wells in California.

(3)	Excludes 90 wells in the Piceance basin each with a 5% working interest.

(4)	Represents our weighted-average working interest in our active wells.

(5)	Represents our weighted-average net revenue interest for the year ended December 31, 2019.

(6)
Our total identified drilling locations include approximately 1,289 gross (1,276 net) locations associated with PUDs as of December 31, 2019, including 123 gross (121 net) steamflood injection wells. Please see “—Our Reserves—Determination of Identified Drilling Locations” for more information regarding the process and criteria through which we identified our drilling locations.

Our Reserves
Reserve Data
As of December 31, 2019, we had estimated total proved reserves of 138 MBoe.
The majority of our reserves are composed of crude oil in shallow, long-lived reservoirs. As of December 31, 2019, approximately 88% of our proved reserves and approximately 96% of the PV-10 value of our proved reserves are derived from our assets in California. We also operate in the Uinta basin in Utah, a mature, light-oil-prone play with significant undeveloped resources, as well as in the Piceance basin in Colorado, a prolific natural gas play with low geologic risk.
As of December 31, 2019, the standardized measure of discounted future net cash flows of our proved reserves and the PV-10 of our proved reserves were approximately $1.5 billion and $1.8 billion, respectively. PV-10 is a financial measure that is not calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). For a definition of PV-10 and a reconciliation to the standardized measure of discounted future net cash flows, please see in “—PV-10” below.

Index to Financial Statements and Supplementary Data

The tables below summarize our proved reserves and PV-10 by category as of December 31, 2019:

	Proved Reserves as of December 31, 2019(1)
	Oil (MMBbl)	Natural Gas (Bcf)	NGLs (MMBbl)	Total (MMBoe)(2)	% of Proved	% Proved Developed	Capex(3) ($MM)	PV-10(4) ($B)
PDP	61	39	1	68	49%	84%	54	1.0
PDNP	13	—	—	13	10%	16%	30	0.2
PUD	56	6	—	57	41%	—%	706	0.6
Total	130	45	1	138	100%	100%	790	1.8

California	122	—	—	122			747	1.7
__________

(1)
Our estimated net reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. The unweighted arithmetic average first-day-of-the-month prices for the prior 12 months were $63.15 per Bbl Brent for oil and natural gas liquids (“NGLs”) and $2.62 per MMBtu Henry Hub for natural gas at December 31, 2019. The volume-weighted average prices over the lives of the properties were estimated at $58.88 per Bbl of oil and condensate, $16.93 per Bbl of NGLs and $2.84 per Mcf of gas. The prices were held constant for the lives of the properties and we took into account pricing differentials reflective of the market environment. Prices were calculated using oil and natural gas price parameters established by current SEC guidelines and accounting rules, including adjustment by lease for quality, fuel deductions, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. Please see “—Our Reserves and Production Information—PV-10”.

(2)	Estimated using a conversion ratio of one Bbl of oil per six Mcf of natural gas.

(3)	Represents undiscounted future capital expenditures estimated as of December 31, 2019.

(4)
PV-10 is a financial measure that is not calculated in accordance with GAAP. For a definition of PV-10 and a reconciliation to the standardized measure of discounted future net cash flows, please see “—Our Reserves and Production Information—PV-10”. PV-10 does not give effect to derivatives transactions.

The following table summarizes our estimated proved reserves and related PV-10 as of December 31, 2019. The reserve estimates presented in the table below are based on reports prepared by DeGolyer and MacNaughton. The reserve estimates were prepared in accordance with current SEC rules and regulations regarding oil, natural gas and NGL reserve reporting. Reserves are stated net of applicable royalties.

Index to Financial Statements and Supplementary Data

	Proved Reserves as of December 31, 2019(1)
	California (San Joaquin and Ventura basins)	Utah (Uinta basin)	Colorado (Piceance basin)	Total
Proved developed reserves:
Oil (MMBbl)	68	6	—	74
Natural Gas (Bcf)	—	30	9	39
NGLs (MMBbl)	—	1	—	1
Total (MMBoe)(2)(3)	68	12	1	82
Proved undeveloped reserves:
Oil (MMBbl)	54	2	—	56
Natural Gas (Bcf)	—	6	—	6
NGLs (MMBbl)	—	—	—	—
Total (MMBoe)(3)	54	3	—	57
Total proved reserves:
Oil (MMBbl)	122	8	—	130
Natural Gas (Bcf)	—	36	9	45
NGLs (MMBbl)	—	1	—	1
Total (MMBoe)(3)	122	15	1	138

PV-10 ($billion)(4)	$1.7	$0.1	$—	$1.8
__________

(1)
Our estimated net reserves were determined using average first-day-of-the-month prices for the prior 12 months in accordance with SEC guidance. The unweighted arithmetic average first-day-of-the-month prices for the prior 12 months were $63.15 per Bbl Brent for oil and NGLs and $2.62 per MMBtu Henry Hub for natural gas at December 31, 2019. The volume-weighted average prices over the lives of the properties were $58.88 per Bbl of oil and condensate, $16.93 per Bbl of NGLs and $2.84 per Mcf. The prices were held constant for the lives of the properties and we took into account pricing differentials reflective of the market environment. Prices were calculated using oil and natural gas price parameters established by current guidelines of the SEC and accounting rules including adjustments by lease for quality, fuel deductions, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. For more information regarding commodity price risk, please see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Oil, natural gas and NGL prices are volatile and directly affect our results.”

(2)	Approximately 18% of proved developed oil reserves, 0% of proved developed NGL reserves, 0% of proved developed natural gas reserves and 16% of total proved developed reserves are non-producing.

(3)
Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one Bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the year ended December 31, 2019, the average prices of Brent oil and Henry Hub natural gas were $64.16 per Bbl and $2.56 per Mcf, respectively, resulting in an oil-to-gas ratio of over 4 to 1 on an energy equivalent basis.

(4)	For a definition of PV-10 and a reconciliation to the standardized measure of discounted future net cash flows, please see “—PV-10.” PV-10 does not give effect to derivatives transactions.

PV-10
PV-10 is a non-GAAP financial measure and represents the present value of estimated future cash inflows from proved oil and gas reserves, less future development and production costs, discounted at 10% per annum to reflect the timing of future cash flows and does not give effect to derivative transactions or estimated future income taxes. Management believes that PV-10 provides useful information to investors because it is widely used by analysts and investors in evaluating oil and natural gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, management believes the use of a pre-tax measure is valuable for evaluating the Company. PV-10 should not be considered as an alternative to the standardized measure of discounted future net cash flows as computed under GAAP.

Index to Financial Statements and Supplementary Data

The following table provides a reconciliation of PV-10 of our proved reserves to the standardized measure of discounted future net cash flows at December 31, 2019:

At December 31, 2019
(in billions)
California PV-10	$1.7
Utah PV-10	0.1
Colorado PV-10	—
Total Company PV-10	1.8
Less: present value of future income taxes discounted at 10%	(0.3)
Standardized measure of discounted future net cash flows	$1.5
Proved Reserves Additions
Our proved reserves in California increased 24 MMBoe, or 23% before production, resulting in a 299% replacement ratio. The decrease in the Colorado reserves of 17 MMBoe was a result of the current unfavorable gas market. The total changes to our proved reserves from December 31, 2018 to December 31, 2019 were as follows:

	California (San Joaquin and Ventura basins)	Utah (Uinta basin)	Colorado (Piceance basin)	Total
	(in MMBoe)(1)
Beginning balance as of December 31, 2018	106	19	18	143
Extensions and discoveries	13	—	—	13
Revisions of previous estimates	11	(2)	(16)	(7)
Purchases of minerals in place	—	—	—	—
Current year production	(8)	(2)	(1)	(11)
Ending balance as of December 31, 2019	122	15	1	138
__________

(1)
Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one Bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the year ended December 31, 2019, the average prices of Brent oil and Henry Hub natural gas were $64.16 per Bbl and $2.56 per Mcf, respectively, resulting in an oil-to-gas ratio of over 4 to 1 on an energy equivalent basis.

Extensions and Discoveries. During 2019, we added 13 MMBoe of proved reserves from extensions and discoveries principally in our California properties. These extensions included McKittrick steamflood expansions based on delineation wells drilled in 2019, Homebase Pliocene development, as well as expansion of our thermal Diatomite operations.
Revisions of Previous Estimates.
Revisions related to impairment - At year end 2019, we performed impairment tests with respect to our proved and unproved properties triggered by the persistent decline in gas prices throughout 2019. As a result, we recorded an impairment charge for our Piceance gas properties. Our revisions of previous estimates total includes the removal of 16 MMBoe of proved undeveloped reserves related to this impairment.
Revisions related to price - Product price changes affect the proved reserves we record. For example, higher prices generally increase the economically recoverable reserves in all of our operations because the extra margin extends their expected lives and renders more projects economic. Conversely, when prices drop, we experience the opposite effects.

Index to Financial Statements and Supplementary Data

In 2019, our total net negative price revision was 2 MMBoe in California and 2 MMBoe in Utah. This was primarily the result of lower prices in the current commodity price environment.
Revisions related to performance - Performance-related revisions can include upward or downward changes to previous proved reserves estimates due to the evaluation or interpretation of recent geologic, production decline or operating performance data. In 2019, there were positive technical revisions of approximately 13 MMBoe primarily due to improved base performance and redevelopment in our thermal Diatomite area.
Current Year Production - Please refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Operating and Financial Information” for discussion of our current year production.
Proved Undeveloped Reserves Changes
Our California proved undeveloped reserves increased 25 MMBoe in 2019 mainly due to extensions and technical revisions. These increases were offset by reclassifications to proved developed reserves of 10 MMboe. The Colorado proved undeveloped reserves were fully written down due to the worsening gas market there. The total changes to our proved undeveloped reserves from December 31, 2018 to December 31, 2019 were as follows:

	California (San Joaquin and Ventura basins)	Utah (Uinta basin)	Colorado (Piceance basin)	Total
	(in MMBoe)(1)
Beginning balance as of December 31, 2018	40	1	14	55
Extensions and discoveries	12	—	—	12
Revisions of previous estimates	13	1	(14)	—
Reclassifications to proved developed	(10)	—	—	(10)
Ending balance as of December 31, 2019	55	2	0	57
__________

(1)
Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one Bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the year ended December 31, 2019, the average prices of Brent oil and Henry Hub natural gas were $64.16 per Bbl and $2.56 per Mcf, respectively, resulting in an oil-to-gas ratio of approximately 4 to 1 on an energy equivalent basis.

Extensions and Discoveries. During 2019, we added 12 MMBoe of proved undeveloped reserves from extensions and discoveries due to drilling unproven locations in the Midway Sunset and McKittrick fields.
Revisions of previous estimates.
Revisions related to price - In 2019, our net negative price revision on proved undeveloped reserves were approximately 1 MMBoe in California, which was primarily the result of lower prices due to the current commodity price environment. Oil prices have decreased by 12%, and gas prices have decreased by 15%.
Revisions related to performance - In 2019, our net positive performance-related revision on proved undeveloped reserves was 13 MMBoe in California which resulted primarily from our thermal Diatomite area, and 1 MMBoe due to the improved type curve performance in our Uinta basin resulting from 2019 drilling activity.
Reclassifications to proved developed. Through the 2019 drilling program, we transferred 10 MMBoe of proved undeveloped reserves to the proved developed category in California. As a result, we converted 23% of our beginning-of-the year inventory of proved undeveloped reserves, spending approximately $74 million of capital. The conversion rate reflected a gradual increase in capital spend from the lower pace of development in the prior year. At average Brent oil prices between $60 to $65 per barrel and average Henry Hub gas prices of at least $2.60 per mcf, we expect to have

Index to Financial Statements and Supplementary Data

sufficient future capital to develop our proved undeveloped reserves at December 31, 2019 within five years. Prices substantially below these levels for a prolonged period of time may require us to reduce expected capital expenditures over the next five years, potentially impacting either the quantity or the development timing of proved undeveloped reserves. Our year-end proved undeveloped reserves are determined in accordance with SEC guidelines for development within five years. We believe we have management's commitment and sufficient future capital to develop all of our proved undeveloped reserves.
Reserves Evaluation and Review Process
Independent engineers, DeGolyer and MacNaughton (“D&M”), prepared our reserve estimates reported herein. The process performed by D&M to prepare reserve amounts included their estimation of reserve quantities, future production rates, future net revenue and the present value of such future net revenue, based in part on data provided by us. When preparing the reserve estimates, D&M did not independently verify the accuracy and completeness of the information and data furnished by us with respect to ownership interests, production, well test data, historical costs of operation and development, product prices, or any agreements relating to current and future operations of the properties and sales of production. However, if in the course of D&M's work, something came to their attention that brought into question the validity or sufficiency of any such information or data, they did not rely on such information or data until they had satisfactorily resolved their related questions. The estimates of reserves conform to SEC guidelines, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years. Under SEC rules, reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. To establish reasonable certainty with respect to our estimated proved reserves, the technologies and economic data used in the estimation of our proved reserves have been demonstrated to yield results with consistency and repeatability and include production and well test data, downhole completion information, geologic data, electrical logs, radioactivity logs, core analyses, available seismic data and historical well cost, operating expense and commodity revenue data.
D&M also prepared estimates with respect to reserves categorization, using the definitions of proved reserves set forth in Regulation S-X Rule 4-10(a) and subsequent SEC staff interpretations and guidance.
Our internal control over the preparation of reserves estimates is designed to provide reasonable assurance regarding the reliability of our reserves estimates in accordance with SEC regulations. The preparation of reserve estimates was overseen by Kurt Neher, Executive Vice President of Business Development, who has a Masters in Geology from the University of South Carolina and a Bachelors in Geology from Carleton College, and more than 32 years of oil and natural gas industry experience. The reserve estimates were reviewed and approved by our senior engineering staff and management, and presented to our board of directors. Within D&M, the technical person primarily responsible for reviewing our reserves estimates was Gregory K. Graves, P.E. Mr. Graves is a Registered Professional Engineer in the State of Texas (License No. 70734), is a member of both the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers and has in excess of 35 years of experience in oil and gas reservoir studies and reserves evaluations. Mr. Graves graduated from the University of Texas at Austin in 1984 with a Bachelor of Science degree in Petroleum Engineering.
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

Index to Financial Statements and Supplementary Data

Determination of Identified Drilling Locations
Proven Drilling Locations

Based on our reserves report as of December 31, 2019, we have approximately 1,289 gross (1,276 net) drilling locations attributable to our proved undeveloped reserves, compared to 1,071 gross (1,058 net) as of December 31, 2018. The increases in drilling locations attributable to our proved undeveloped reserves is primarily due to development in the Homebase and McKittrick fields. We use production data and experience gained from our development programs to identify and prioritize development of this proven drilling inventory. These drilling locations are included in our inventory only after they have been evaluated technically and are deemed to have a high likelihood of being drilled within a five-year time frame. As a result of technical evaluation of geologic and engineering data, it can be estimated with reasonable certainty that reserves from these locations will be commercially recoverable in accordance with SEC guidelines. Management considers the availability of local infrastructure, drilling support assets, state and local regulations and other factors it deems relevant in determining such locations.
Unproven Drilling Locations

We have also identified a multi-year inventory of 9,570 gross (9,379 net) drilling locations as of December 31, 2019, compared to 5,959 gross (5,604 net) drilling locations as of December 31, 2018. Our unproven drilling locations are specifically identified on a field-by-field basis considering the applicable geologic, engineering and production data. We analyze past field development practices and identify analogous drilling opportunities taking into consideration historical production performance, estimated drilling and completion costs, spacing and other performance factors. These drilling locations primarily include (i) infill drilling locations, (ii) additional locations due to field extensions or (iii) potential IOR and EOR project expansions, some of which are currently in the pilot phase across our properties, but have yet to be determined to be proven locations. We believe the assumptions and data used to estimate these drilling locations are consistent with established industry practices based on the type of recovery process we are using.
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
Our ability to profitably drill and develop our identified drilling locations depends on a number of variables, including crude oil and natural gas prices, the availability of capital, costs, drilling results, regulatory approvals, available transportation capacity and other factors. If future drilling results in these projects do not establish sufficient reserves to achieve an economic return, we may curtail drilling or development of these projects. For a discussion of the risks associated with our drilling program, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—We may not drill our identified sites at the times we scheduled or at all.”

Index to Financial Statements and Supplementary Data

The table below sets forth our proved undeveloped drilling locations and unproven drilling locations as of December 31, 2019.

	PUD Drilling Locations (Gross)		Unproven Drilling Locations (Gross)		Total Drilling Locations (Gross)
	Oil and Natural Gas Wells	Injection Wells	Oil and Natural Gas Wells	Injection Wells	Oil and Natural Gas Wells	Injection Wells
California	1,129	123	8,099	1,471	9,228	1,594
Utah	37	—	—	—	37	—
Colorado	—	—	—	—	—	—
Total Identified Drilling Locations	1,166	123	8,099	1,471	9,265	1,594

The following tables sets forth information regarding production volumes for fields with equal to or greater than 15% of our total proved reserves for each of the periods indicated:

	Berry Corp. (Successor)			Berry LLC (Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
SJV Midway Sunset Field
Total production(1):
Oil (MBbls)	5,543	4,495	3,560	693
Natural gas (Bcf)	—	—	—	—
NGLs (MBbls)	—	—	—	—
Total (MBoe)(2)	5,543	4,495	3,560	693

	Berry Corp. (Successor)			Berry LLC (Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
SJV Belridge Hill(3)
Total production(1):
Oil (MBbls)	1,312	1,196	609	35
Natural gas (Bcf)	—	—	—	—
NGLs (MBbls)	—	—	—	—
Total (MBoe)(2)	1,312	1,196	609	35

	Berry Corp. (Successor)			Berry LLC (Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
Piceance
Total production(1):
Oil (MBbls)	*	*	14	2
Natural gas (Bcf)	*	*	3.6	0.8
NGLs (MBbls)	*	*	—	—
Total (MBoe)(2)	*	*	610	138
__________

*	Represented less than 15% of our total proved reserves for the periods indicated.

(1)	Production represents volumes sold during the period.

Index to Financial Statements and Supplementary Data

(2)
Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one Bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the year ended December 31, 2019, the average prices of Brent oil and Henry Hub natural gas were $64.16 per Bbl and $2.56 per Mcf, respectively, resulting in an oil-to-gas ratio of over 4 to 1.

(3)	In July 2017, we acquired the remaining 84% working interest in the South Belridge Hill property located in Kern County, California, in which we previously owned a 16% working interest.

Productive Wells
As of December 31, 2019, we had a total of 3,666 gross (3,541 net) productive wells (including 610 gross and net steamflood and waterflood injection wells), approximately 95% of which were oil wells. Our average working interests in our productive wells is approximately 98%. Many of our oil wells produce associated gas and some of our gas wells also produce condensate and NGLs.
The following table sets forth our productive oil and natural gas wells (both producing and capable of producing) as of December 31, 2019.

	California (San Joaquin and Ventura basins)	Utah (Uinta basin)	Colorado (Piceance basin)	Total
Oil
Gross(1)	2,504	986	—	3,490
Net(2)	2,479	937	—	3,416
Gas
Gross(1)	—	—	176	176
Net(2)	—	—	125	125
__________

(1)	The total number of wells in which interests are owned. Includes 610 steamflood and waterflood injection wells in California.

(2)	The sum of fractional interests.

Acreage
The following table sets forth certain information regarding the total developed and undeveloped acreage in which we owned an interest as of December 31, 2019.

	California (San Joaquin and Ventura basins)	Utah and Other (Uinta and Piceance basins)	Total
Developed(1)
Gross(2)	9,835	94,268	104,103
Net(3)	9,289	72,103	81,392
Undeveloped(4)
Gross(2)	8,682	39,950	48,632
Net(3)	4,855	28,827	33,682
__________

(1)	Acres spaced or assigned to productive wells.

(2)	Total acres in which we hold an interest.

(3)	Sum of fractional interests owned based on working interests or interests under arrangements similar to production sharing contracts.

(4)
Acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether the acreage contains proved reserves.

Index to Financial Statements and Supplementary Data

Participation in Wells Being Drilled
As of December 31, 2019, we were not participating in any development or exploratory wells. We were participating in 14 steamflood and waterflood pressure maintenance projects - 12 steamflood projects and one waterflood project were located in the San Joaquin basin, and one waterflood project was located in the Uinta basin.
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

	California (San Joaquin and Ventura basins)	Utah (Uinta basin)	Colorado (Piceance basin)	Total
2019
Oil(2)	335	3	—	338
Natural Gas	—	—	—	—
Dry	—	—	—	—
2018
Oil(1)	224	8	—	232
Natural Gas	—	—	—	—
Dry	—	—	—	—
2017
Oil(1)	124	—	—	124
Natural Gas	—	—	—	—
Dry	—	—	—	—
__________

(1)	Includes injector wells.

(2)	Includes 50 wells that had not yet been connected to gathering systems in California.

Delivery Commitments
We have contractual agreements to provide gas volumes for transportation, processing and sales, some of which specify fixed and determinable quantities and all of which were in Utah. As of December 31, 2019, the volumes contracted to be delivered were approximately 7,170 MMBtu/d of gas beginning in 2020 and will decrease over time to 4,560 MMBtu/d in 2022. We have significantly more production capacity than the amounts committed and have the ability to secure additional volumes in case of a shortfall.

Index to Financial Statements and Supplementary Data

Methods of Recovery and Marketing Arrangements
We seek to be the operator of our properties so that we can develop and implement drilling programs and optimization projects that not only replace production but add value through reserve and production growth and future operational synergies. We have an average of 98% working interest and 95% operating control in our properties.
Our California operations are primarily focused on the thermal Sandstones, thermal Diatomite and Hill Diatomite, development areas. We also have operations in the Uinta basin in Utah and Piceance in Colorado, as noted in the following table.

					Gross Drilling Locations(1)
State	Project Type	Well Type	Completion Type	Recovery Mechanism	Total
California	Thermal Sandstones	Vertical / Horizontal	Perforation/Slotted liner/gravel pack	Continuous and cyclic steam injection	6,143
California	Thermal Diatomite	Vertical	Short interval perforations	High-pressure cyclic steam injection	3,198
California	Hill Diatomite (non-thermal)	Vertical	Hydraulic stimulation, low intensity pin point	Pressure depletion augmented with water injection	1,481
Utah	Uinta	Vertical / Horizontal	Low intensity hydraulic stimulation	Pressure depletion	37
Colorado	Piceance	Vertical	Proppantless slick water stimulation	Pressure depletion	—
Total					10,859
__________

(1)
We had 1,289 gross (1,276 net) locations associated with PUDs as of December 31, 2019 including 123 gross (121 net) steamflood injection wells. Of those 1,289 gross PUD locations, 1,252 are associated with projects in California, 37 are associated with the Uinta basin. Please see “—Our Reserves —Determination of Identified Drilling Locations” for more information regarding the process and criteria through which we identified our drilling locations. During the year ended December 31, 2019, we drilled 292 gross (292 net) wells that were associated with PUDs at December 31, 2018, including 25 gross (25 net) steamflood injection wells.

Thermal Recovery
Most of our assets in California consist of heavy crude oil, which requires heat, supplied in the form of steam, injected into the oil producing formations to reduce the oil viscosity, thereby allowing the oil to flow to the wellbore for production. We have cyclic and continuous steam injection projects in the San Joaquin and Ventura basins, primarily in Kern County and in fields such as Midway-Sunset, Poso Creek, McKittrick, South Belridge and Placerita. This technique has many years of demonstrated success in thousands of wells drilled by us and others. Historically, we start production from heavy oil reservoirs with cyclic injection and then expand operations to include continuous injection in adjacent wells. We intend to continue employing both recovery techniques as long as a favorable oil to gas price spread exists. Full development of these projects typically takes multiple years and involves upfront infrastructure construction for steam and water processing facilities and follow on development drilling. These thermal recovery projects are generally shallower in depth (300 to 1,200 ft) than our other programs and the wells are relatively inexpensive to drill and complete at approximately $210,000 per well. Therefore, we can normally implement a drilling program quickly with attractive rates of return.
Cogeneration Steam Supply and Conventional Steam Generation
We produce oil from heavy crude reservoirs using steam to heat the oil so that it will flow to the wellbore for production. To assist in this operation, we own and operate five natural gas burning cogeneration plants that produce electricity and steam: (i) a 38 MW facility (“Cogen 38”), an 18 MW facility (“Cogen 18”) and a 5 MW facility (“Pan Fee Cogen”), each located in the Midway-Sunset Field, (ii) another 5MW facility (“21Z Cogen”) located in the McKittrick Field, and (iii) a 42 MW facility (“Cogen 42”) located in the Placerita Field. Cogeneration plants, also referred to as combined heat and power plants, use hot turbine exhaust to produce steam while generating electrical

Index to Financial Statements and Supplementary Data

power. This combined process is more efficient than producing power or steam separately. For more information please see “—Electricity.” and “Item 1A. Risk Factors—Risks Related to Our Business and Industry—We are dependent on our cogeneration facilities to produce steam for our operations. Contracts for the sale of surplus electricity, economic market prices and regulatory conditions affect the economic value of these facilities to our operations.”
We own 80 fully permitted conventional steam generators. The number of generators operated at any point in time is dependent on (i) the steam volume required to achieve our targeted injection rate and (ii) the price of natural gas compared to our oil production rate and the realized price of oil sold. Ownership of these varied steam generation facilities allows for maximum operational control over the steam supply, location and, to some extent, the aggregated cost of steam generation. The natural gas we purchase to generate steam and electricity is primarily based on California price indexes, and in some cases includes transportation charges.
Hydraulic Stimulation
Hydraulic stimulation is an important and common practice that is used to stimulate production of hydrocarbons from tight geologic formations. The process involves the injection of water, sand and trace amounts of chemicals under pressure into formations to enhance the permeability of the surrounding rock and stimulate production. Our California hydraulic stimulation projects use significantly lower fluid and sand volumes than is typical in other areas. For example, we expect to use approximately 150 thousand gallons of water per well for our Hill hydraulic stimulations compared to a median of nearly 4 million gallons for horizontal, unconventional shale wells hydraulically stimulated in the United States in 2014. Similarly, we expect to use only about 325 thousand pounds of sand per Hill well compared to a nationwide average of over 4 million pounds of sand per well in 2015. We use low-volume hydraulic reservoir stimulation in the San Joaquin basin to stimulate our non-thermal Diatomite reservoir at the Hill property. We applied this technique in 2019 and plan to continue this stimulation method on our inventory of Hill non-thermal Diatomite development wells.
We use more traditional hydraulic stimulation techniques to complete our wells in the Piceance basin. However, in this area, we use a more advanced technique known as “proppantless stimulation” to stimulate the reservoir with water and no proppant, such as sand.
Marketing Arrangements
We market crude oil, natural gas, NGLs, gas purchasing and electricity.

Crude Oil. Approximately 86% of our California crude oil production is connected to California markets via crude oil pipelines. We generally do not transport, refine or process the crude oil we produce and do not have any long-term crude oil transportation arrangements in place. California oil prices are Brent-influenced as California refiners import approximately 73% of the state’s demand from OPEC countries and other waterborne sources. This dynamic has led to periods, including recent years, where the price for the primary benchmark, Midway-Sunset, a 13° API heavy crude, has been equal to or exceeded the price for WTI, a light 40° API crude. Without the higher costs associated with importing crude via rail or supertanker, we believe our in-state production and low transportation costs, coupled with Brent-influenced pricing, will allow us to continue to realize strong cash margins in California. Our oil production is primarily sold under market-sensitive contracts that are typically priced at a differential to purchaser-posted prices for the producing area. As of December 31, 2019, all of our oil production was sold under short-term contracts. The waxy quality of oil in Utah has historically limited sales primarily to the Salt Lake City market, which is largely dependent on the supply and demand of oil in the area. The recent success of a tight oil play in the basin has increased supply and put downward pressure on physical oil prices. Due to these circumstances, we are endeavoring to sell our crude to markets outside the basin. Export options to other markets via rail are available and have been used in the past, but are comparatively expensive. We also entered into oil hedges to protect our operating expenses from price fluctuations.
Natural Gas. Our natural gas production is primarily sold under market-sensitive contracts that are typically priced at a differential to the published natural gas index price for the producing area. Our natural gas production is sold to purchasers under seasonal spot price or index contracts. As of December 31, 2019, all of our natural gas and NGL production was sold under short-term contracts at market-sensitive or spot prices. In certain circumstances, we have

Index to Financial Statements and Supplementary Data

entered into natural gas processing contracts whereby the residual natural gas is sold under short-term contracts but the related NGLs are sold under long-term contracts. In all such cases, the residual natural gas and NGLs are sold at market-sensitive index prices.
NGLs. We do not have long-term or long-haul interstate NGL transportation agreements. We sell substantially all of our NGLs to third parties using market-based pricing. Our NGL sales are generally pursuant to processing contracts or short-term sales contracts. The relatively small volumes of condensate produced in Colorado are sold under market-based short-term contracts.
Gas Purchasing. We enter into hedges for gas purchases to protect our operating expenses from price fluctuations.
Electricity Generation. Our cogeneration facilities generate both electricity and steam for our properties and electricity for off-lease sales. The total nameplate electrical generation capacity of our five cogeneration facilities, which are centrally located on certain of our oil producing properties, is approximately 108 MW. The steam generated by each facility is capable of being delivered to numerous wells that require steam for our EOR processes. The main purpose of the cogeneration facilities is to reduce the steam and electricity costs in our heavy oil operations.
Electricity and steam produced from our Pan Fee and 21Z cogeneration facilities are used solely for field operations.

For the year ended December 31, 2019, we sold approximately 1,700 megawatt-hours (“MWhs”) per day of cogen power into the grid and consumed approximately 700 MWhs per day of cogen power for lease operations. The five cogeneration facilities produced an average of approximately 36,000 barrels of steam per day. Contracts for the sale of surplus electricity, economic market prices and regulatory conditions affect the economic value of these facilities to our operations.
Electricity Sales Contracts. We sell electricity produced by three of our cogeneration facilities under long-term PPAs approved by the California Public Utilities Commission (the “CPUC”) to two California investor-owned utilities, Southern California Edison Company (“Edison”) and Pacific Gas and Electric (“PG&E”). These PPAs expire in various years between 2021 and 2026.
Principal Customers
For the year ended Year Ended December 31, 2019, sales to Andeavor, Phillips 66 and Kern Oil & Refining accounted for approximately 36%, 24%, and 13% respectively, of our sales. At December 31, 2019, trade accounts receivable from three customers represented approximately 40%, 17% and 11% of our receivables.
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

Index to Financial Statements and Supplementary Data

Competition
The oil and natural gas industry is highly competitive. We encounter strong competition from other companies, including independent operators in acquiring properties, contracting for drilling and other related services, and securing trained personnel. We also are affected by competition for drilling rigs and the availability of related equipment. In the past, the oil and natural gas industry has experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and has caused significant price increases. The lower-cost, commoditized nature of our equipment and service providers partially insulates us from the cost inflation pressures experienced by producers in unconventional plays. We are unable to predict when, or if, such shortages may occur or how they would affect our drilling program. For more information regarding competition and the related risks in the oil and natural gas industry, please see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Competition in the oil and natural gas industry is intense, making it more difficult for us to acquire properties, market oil or natural gas and secure trained personnel.”
We also face indirect competition from alternative energy sources, such as wind or solar power, and these alternative energy sources could become even more competitive as future legislation and regulation as California and the federal government develops renewable energy and climate-related policies.
Seasonality
Seasonal weather conditions can impact our drilling and production activities. These seasonal conditions can occasionally pose challenges in our operations for meeting well-drilling objectives and increase competition for equipment, supplies and personnel, which could lead to shortages and increase costs or delay operations. For example, our operations may have been and in the future may be impacted by ice and snow in the winter and by electrical storms and high temperatures in the spring and summer, as well as by wild fires and rain.
Natural gas prices can fluctuate based on seasonal and other market-related impacts. We purchase significantly more gas than we sell to generate steam and electricity in our cogeneration facilities for our producing activities. As a result, our key exposure to gas prices is in our costs. We mitigate a substantial portion of this exposure by selling excess electricity from our cogeneration operations to third parties. The pricing of these electricity sales is closely tied to the purchase price of natural gas. We also hedge a significant portion of the gas we expect to consume.
Regulation of Health, Safety and Environmental Matters
Like other companies in the oil and gas industry, our operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations:

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

Index to Financial Statements and Supplementary Data

•
limit or prohibit drilling activities on lands located within coastal, wilderness, wetlands, groundwater recharge or endangered species inhabited areas, and other protected areas, or otherwise restrict or prohibit activities that could impact the environment, including water resources, and require the dedication of surface acreage for habitat conservation;

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

CalGEM is California's primary regulator of the oil and natural gas industry on private and state lands, with additional oversight from the State Lands Commission’s administration of state surface and mineral interests. The Bureau of Land Management (BLM) of the U.S. Department of the Interior exercises similar jurisdiction on federal lands in California, on which CalGEM also asserts jurisdiction over certain activities. Government actions, including the issuance of certain permits or approval of projects, by state and local agencies or by federal agencies may be subject to environmental reviews, respectively, under the California Environmental Quality Act (“CEQA”) or the National Environmental Policy Act (“NEPA”), which may result in delays, imposition of mitigation measures or litigation.
In April 2019 new idle well regulations went into effect in California, which includes a comprehensive well testing regime to prevent leaks, a compliance schedule for testing or plugging and abandoning idle wells, the collection of data necessary to prioritize testing and sealing idle wells, requirements for a long-term idle well management plan, an engineering analysis for each well idled 15 years or longer, and requirements for active observation wells. In California, an idle well is one that has not been used for two years or more and has not yet been permanently sealed pursuant to CalGEM regulations. We have submitted our idle well management plan to meet our obligations.
CalGEM’s predecessor also finalized new Underground Injection Control (“UIC”) regulations, effective April 2019, which affects two types of wells: (i) those that inject water or steam for enhanced oil recovery and (ii) those that return the briny groundwater that comes up from oil formations during production. The key regulations include stronger testing requirements designed to identify potential leaks, increased data requirements to ensure proposed projects are fully evaluated, continuous well pressure monitoring, requirements to automatically cease injection when there is a risk to safety or the environment, and requirements to disclose chemical additives for injection wells close to water supply wells. Our California development and production activities are subject to UIC regulations.
Also, in 2019, the Governor of California signed AB 1057, legislation that required state agencies to review emissions from idle and abandoned wells, evaluate plugging and abandonment and restoration costs and associated bonding requirements. This legislation also expanded CalGEM’s duties effective on January 1, 2020 to include public health and safety and reducing or mitigating greenhouse gas emissions while meeting the state’s energy needs. Other 2019 legislation specifically addressed oil and natural gas leasing by the State Lands Commission, including imposing conditions on assignment of state leases, requiring lessees to complete abandonment and decommissioning upon the termination of state leases, and prohibiting leasing or conveyance of state lands for new oil and natural gas infrastructure that would advance production on certain federal lands such as national monuments, parks, wilderness areas and wildlife refuges.
Additionally, in November 2019, the State Department of Conservation issued a press release announcing three actions by CalGEM: (1) a moratorium on approval of new high–pressure cyclic steam wells pending a study of the practice to address surface expressions experienced by certain operators; (2) review and updating of regulations regarding public health and safety near oil and natural gas operations pursuant to additional duties assigned to CalGEM

Index to Financial Statements and Supplementary Data

by the Legislature in 2019; and (3) a performance audit of CalGEM's permitting processes for well stimulation treatment (“WST”) permits and project approval letters (“PALs”) for underground injection by the State Department of Finance and an independent review and approval of the technical content of pending WST and PAL applications by Lawrence Livermore National Laboratory. In January 2020, CalGEM issued a formal notice to operators, including us, that they had issued restrictions imposing a moratorium to prohibit new underground oil-extraction wells from using high-pressure cyclic steaming process. Only our undeveloped thermal diatomite assets are currently impacted by the moratorium.
CalGEM currently requires an operator to identify the manner in which CEQA has been satisfied prior to issuing various state permits or approval of projects, typically through either an environmental impact review (“EIR”) or an exemption by a state or local agency. In Kern County this requirement has typically been satisfied by complying with the local oil and gas ordinance, which was supported by an Environmental Impact Report (“Kern County EIR”) certified by the Kern County Board of Supervisors in 2015. A group of plaintiffs challenged the Kern County EIR and on February 25, 2020, the California Fifth District Court of Appeals issued a ruling that invalidates a portion of the Kern County EIR, effective 30 days after entry of the ruling, until Kern County makes certain revisions to the Kern County EIR and recertifies it (“Kern County Ruling”). Other state agencies, including CalGEM, have relied on the Kern County EIR to satisfy the CEQA requirements in connection with permitting and project approval decisions for oil and gas projects in unincorporated Kern County. We cannot predict how long it will take Kern County to recertify the Kern County EIR or to conduct a new EIR, either of which could ultimately result in the imposition of more onerous permit application requirements and limits on exploration and production activities. It is not yet known how Kern County will resolve this issue, or how long it will take to do so, and we cannot predict how long it will take or what the requirements and costs will be to obtain new permits and project approvals in the interim. It is also not yet known whether there will be significant delays or a pause in the issuance of new permits and approvals in unincorporated Kern County pending resolution of this issue. While the near- and longer- term impacts of the Kern County Ruling on oil and gas activities in Kern County are not yet fully known, we are actively monitoring Kern County’s response, considering the potential impacts to the permitting process, and evaluating the potential impact to our operations. We do not currently expect the Kern County Ruling to materially affect our plans and operations in Kern County as the ruling does not invalidate existing permits.
Our 2019 results were not significantly impacted by the moratorium and we currently do not expect our 2020 results to be impacted by the moratorium. Our current 2020 development and production plans do not require new high–pressure cyclic steam injection and the moratorium does not impact existing production or previously approved permits. Our 2020 plans anticipate primarily thermal sandstone development, which do not require us to use a high–pressure cyclic steam steaming process. However, our 2020 plans may be impacted by existing and pending regulatory changes or other government activity impacting the timing of, and conditions imposed on, required permits and approvals.
With the changes in the UIC regulations and its impact on the permitting process, we experienced delays in obtaining the permits required to continue our planned drilling operations over the latter half of 2019 and into 2020. In late 2019 and in early 2020 we discontinued two drilling rigs and we are currently operating one rig. We are actively reviewing the UIC regulatory developments and considering the potential impacts of the Kern County Ruling, as well as our internal processes. As part of a contingency plan, we are preparing our internal resources to support a more time-intensive and burdensome permitting application process and the potential environmental impact review requirements to mitigate the impact to our development and production plans. If we are unable to obtain the required permits on a timely basis or at all, we may not be able to continue operating this one rig or to redeploy the other two as planned and we may have to change our strategy and plans, which could adversely affect our financial and operating results.
Existing and potential future laws, rules and regulations may restrict the production rate of oil, natural gas and NGLs below the rate that would otherwise be possible. Additionally, the regulatory burden on the industry increases the cost of doing business and consequently may have an adverse effect upon capital expenditures, earnings or competitive position. Violations and liabilities with respect to these laws and regulations could result in significant administrative, civil, or criminal penalties, remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and

Index to Financial Statements and Supplementary Data

prospects. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal and cleanup requirements for the oil and natural gas industry could have a significant impact on operations. For more information related to regulatory risks, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry”.
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
We believe that compliance with currently applicable environmental laws and regulations is unlikely to have a material adverse impact on our business, financial condition, results of operations or cash flows. However, we cannot guarantee this will always be the case given the historical trend of increasingly stringent environmental regulations. Future regulatory issues that could impact us include new rules or legislation, or the reinterpretation of existing rules or legislation, relating to the items discussed below.

Index to Financial Statements and Supplementary Data

Climate Change
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases (“GHGs”) as well as to restrict or eliminate such future emissions. As a result, our oil and natural gas exploration and production operations are subject to a series of regulatory, political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, with the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the U.S. Environmental Protection Agency (“EPA”) has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the U.S. Department of Transportation, (“DOT”), implement GHG emissions limits on vehicles manufactured for operation in the United States.
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, California, through the California Air Resources Board (“CARB”) has implemented a cap and trade program for GHG emissions that sets a statewide maximum limit on covered GHG emissions, and this cap declines annually to reach 40% below 1990 levels by 2030. Covered entities must either reduce their GHG emissions or purchase allowances to account for such emissions. Separately, California has implemented low carbon fuel standard (“LCFS”) and associated tradable credits that require a progressively lower carbon intensity of the state's fuel supply than baseline gasoline and diesel fuels. CARB has also promulgated regulations regarding monitoring, leak detection, repair and reporting of methane emissions from both existing and new oil and gas production facilities. Similar regulations applicable to oil and gas facilities have been promulgated in Colorado.
In September 2018, California adopted a law committing California , the fifth largest economy in the world, to the use of 100% zero-carbon electricity by 2045, and the Governor of California also signed an executive order committing California to total economy-wide carbon neutrality by 2045. We cannot predict how these various laws, regulations and orders may ultimately affect our operations. However, these initiatives could result in decreased demand for the oil, natural gas, and NGLs that we produce, and therefore adversely effect our revenues and results of operations.
At the international level, there is a non-binding agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. Although the United States has announced its withdrawal from such agreement, effective November 4, 2020, several U.S. states and local governments have announced their intention to adhere to the goals of the Paris Agreement.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates seeking the office of the President of the United States in 2020. Two critical declarations made by one or more candidates running for the Democratic nomination for President include threats to take actions banning hydraulic fracturing of oil and natural gas wells and banning new leases for production of minerals on federal properties. Our operations involve the use of hydraulic fracturing activities and we also have operations on federal lands under the jurisdiction of the U.S. Bureau of Land Management (“BLM”). Other actions that could be pursued by presidential candidates may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as the reversal of the United States’ withdrawal from the Paris Agreement in November 2020.

Index to Financial Statements and Supplementary Data

Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but withheld material information from their investors by failing to adequately disclose those impacts.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years by environmental activists, proponents of the international Paris Agreement, and other groups concerned about climate change to restrict fossil fuel producers’ access to capital. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.
The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from oil and natural gas producers such as ourselves or otherwise restrict the areas in which we may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for or erode value for, the oil and natural gas that we produce. Additionally, political, litigation, and financial risks may result in our restricting or canceling oil and natural gas production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing our ability to continue to operate in an economic manner. Moreover, there are increasing risks to operations resulting from the potential physical impacts of climate change, such as drought, wildfires, damage to infrastructure and resources from flooding and other natural disasters and other physical disruptions. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.
For more information, please see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Concerns about climate change and other air quality issues may affect our operations or results;” and “—Our operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which we may conduct oil and natural gas exploration and production activities, and reduce demand for the oil and natural gas we produce.”
Hydraulic Stimulation
Hydraulic stimulation is an important and common practice that is used to stimulate production of hydrocarbons from tight geologic formations. The process involves the injection of water, sand and trace amounts of chemicals under pressure into formations to enhance the permeability of the surrounding rock and stimulate production. Recently, as part of their oil and natural gas regulatory programs, state regulators have overseen hydraulic stimulation operations in more detail. However, the EPA has asserted federal regulatory authority pursuant to the federal SDWA over certain hydraulic stimulation activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. The EPA has issued final regulations under the federal Clean Air Act establishing performance standards, including standards for the capture of air emissions released during hydraulic stimulation, and also finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic stimulation operations to publicly owned wastewater treatment plants. The BLM previously issued regulations regarding the public disclosure of chemicals used in stimulation treatments, well construction and integrity, and management of waste fluids resulting from hydraulic fracturing activities on federal and Tribal lands. While the BLM rescinded these regulations in 2017, the rescission is subject to ongoing legal challenge. If the rule is reinstated, the outcome of this litigation could materially impact our operations in the Uinta basin and other areas. In addition, from time to time legislation has been introduced before Congress that would provide for federal regulation of hydraulic stimulation and would require disclosure of the chemicals used in the stimulation process. If enacted, these or similar bills could result in additional permitting requirements for hydraulic stimulation operations as well as various restrictions on those

Index to Financial Statements and Supplementary Data

operations. These permitting requirements and restrictions could result in delays in operations at well sites and also increased costs to make wells productive.
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
Moreover, some states and local governments have adopted, and other states and local governments are considering adopting, regulations that could restrict hydraulic stimulation in certain circumstances or otherwise impose enhanced permitting, fluid disclosure, or well construction requirements on hydraulic stimulation activities. For example, in Colorado, there have been several initiatives underway to limit or ban crude oil and natural gas exploration, development or operations. In April 2019, Colorado adopted Senate Bill 19-181 (“SB 181”), which makes sweeping changes in Colorado oil and gas law, including, among other matters, requiring the Colorado Oil and Gas Conservation Commission (“COGCC”) to prioritize public health and environmental concerns in its decisions, instructing the COGCC to adopt rules to minimize emissions of methane and other air contaminants, and delegating considerable new authority to local governments to regulate surface impacts. Some local communities have adopted additional restrictions for oil and gas activities, such as requiring greater setbacks, and other groups have sought a cessation of permit issuances entirely until the COGCC publishes new rules in keeping with SB 181. Additionally, activist groups have submitted new ballot proposals for the 2020 election year, including proposals for increased drilling setbacks and increased bonding requirements. Separately, in California, Assembly Bill 345 was introduced but failed to advance in the California Legislature to impose a statewide setback distance of 2,500 feet between certain oil and natural gas operations and residences, schools and healthcare facilities. In January 2020, the State Assembly passed an amended version of AB 345 that, if passed by the State Senate and signed by the Governor, would require CalGEM, to adopt a land use setback in its rulemaking by July 2022. As amended, the bill no longer specifies a mandatory setback distance, but would require CalGEM to consider a 2,500 foot setback as well as enhanced monitoring and maintenance requirements.
As described above, the regulation or prohibition of hydraulic stimulation is the subject of significant political activity in a number of jurisdictions, some of which have resulted in tighter regulation including recognition of local government authority to implement such restrictions. Many of these restrictions are being challenged in court cases. If new laws or regulations that significantly restrict hydraulic stimulation are adopted, such laws could make it more difficult or costly for us to perform work to stimulate production from tight formations or otherwise impact the value of our assets. In addition, any such added regulation could lead to operational delays, increased operating costs and additional regulatory burdens, and reduced production of oil and natural gas, which could adversely affect our revenues, results of operations and net cash provided by operating activities.
Additionally, hydraulic stimulation operations require large volumes of water. Our inability to locate sufficient amounts of water or dispose of or recycle water used in our drilling and production operations, could adversely impact our operations. Drought conditions, competing water uses, and other physical disruptions to our access to water could adversely affect our operations. Moreover, new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic stimulation or disposal of waste, including but not limited to produced water, drilling fluids and other wastes associated with the development or production of natural gas.
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

Index to Financial Statements and Supplementary Data

filed by landowners and other parties claiming damages for groundwater contamination, alternative water supplies, property impacts and bodily injury.
Solid and Hazardous Waste
Although oil and natural gas wastes generally are exempt from regulation as hazardous wastes under the federal RCRA and some comparable state statutes, it is possible some wastes we generate presently or in the future may be subject to regulation under the RCRA or other similar statutes. The EPA and various state agencies have limited the disposal options for certain wastes, including hazardous wastes and there is no guarantee that the EPA or the states will not adopt more stringent requirements in the future. For example, in December 2016, the EPA and several environmental groups entered into a consent decree to address EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and gas wastes from regulation as a hazardous waste under RCRA. In keeping with the consent decree, in April 2019, EPA signed a determination that revision of these regulations was not warranted at this time. However, a loss of the RCRA exclusion for drilling fluids, produced waters and related wastes could result in an increase in the costs to manage and dispose of generated wastes.
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
Endangered Species Act
The federal Endangered Species Act (the “ESA”) restricts activities that may affect endangered and threatened species or their habitats. Some of our operations may be located in areas that are designated as habitats for endangered or threatened species. In February 2016, the U.S. Fish and Wildlife Service published a final policy which alters how it identifies critical habitat for endangered and threatened species. A critical habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or development. Moreover, the U.S. Fish and Wildlife Service continues its effort to make listing decisions and critical habitat designations where necessary for over 250 species, as required under a 2011 settlement approved by the U.S. District Court for the District of Columbia. The U.S. Fish and Wildlife Service agreed to complete the review by the end of the agency’s 2017 fiscal year. The agency missed the deadline but continues to review species for listing under the ESA. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MTBA”). The federal government in the past has pursued enforcement actions against oil and natural gas companies under the Migratory Bird Treaty Act after dead migratory birds were found near reserve pits associated with drilling activities. However, in January 2020, the Department of Interior proposed new regulations clarifying that only the intentional taking of protected migratory birds is subject to prosecution under the MTBA. The ESA and MBTA have not previously had a significant impact on our operations. Nevertheless, the designation of previously unprotected species, such as the Greater Sage Grouse, as being endangered or threatened could cause us to incur additional costs or become subject to operating restrictions in areas where the species are known to exist. If a portion of any area where we operate were to be designated as a critical or suitable habitat, it could adversely impact the value of our assets.

Index to Financial Statements and Supplementary Data

Air Emissions
The CAA and comparable state laws restrict the emission of air pollutants from many sources (e.g., compressor stations), through the imposition of air emission standards, construction and operating permitting programs and other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (the “NAAQS”) for ozone from 75 to 70 parts per billion and completed attainment/non-attainment designations in 2018. In 2016, EPA published a Federal Implementation Plan (“FIP”) to implement minor new source review for oil and gas production and processing on tribal lands. In April 2018, the EPA proposed revisions to reportedly streamline the FIP. Although neither the original FIP nor its revisions originally applied to areas of ozone non-attainment, a May 2019 rule extended the FIP to the Indian country portion of the Uinta Basin Ozone Nonattainment Area.
Implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Over the next several years we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. In addition, the EPA has adopted new rules under the CAA that require the reduction of volatile organic compound and methane emissions from certain stimulated oil and natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. Subsequently, the Trump Administration has made several attempts to modify CAA regulations related to methane emissions from oil and gas sources. These attempts are subject to ongoing litigation. Most recently, in August 2019, the EPA proposed amendments to the existing methane requirements that, among other things, could rescind methane-specific requirements applicable to upstream facilities but retain requirements for volatile organic compound emissions. Legal challenges to any final rule rescinding federal methane requirements are expected.
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
NEPA
Oil and natural gas exploration and production activities on federal lands are subject to NEPA. NEPA requires federal agencies to evaluate major agency actions having the potential to significantly impact the environment. The NEPA process involves public input through comments which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system by process participants. This process may result in delaying the permitting and development of projects, increase the costs of permitting and developing some facilities and could result in certain instances in the cancellation of existing leases. In January 2020, the Council on Environmental Quality issued a proposed revisions to NEPA regulations that seek to conform the scope of direct, indirect, and cumulative impact analyses for proposed projects subject to NEPA with existing case law; however, the final form or impact of any such revisions is uncertain at this time.
Water Resources
The CWA and analogous state laws restrict the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined to include, among other things, certain wetlands. Under the CWA, permits must be obtained for the discharge of pollutants into waters of the United States.

Index to Financial Statements and Supplementary Data

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
In August 2015, the EPA and U.S. Army Corps of Engineers issued a rule expanding the scope of the federal jurisdiction over wetlands and other types of waters (the “Clean Water Rule”). However, there have been attempts to modify the Clean Water Rule by the Trump Administration. On January 23, 2020, the EPA and the Corps finalized the Navigable Waters Protection Rule, which narrows the definition of jurisdictional water relative to the Clean Water Rule. However, legal challenges to the new rule are expected, and multiple challenges to the EPA’s prior rulemakings remain pending. We cannot predict the outcome of any of this litigation. To the extent any final rule expands the range of properties subject to the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining dredge and fill activity permits in wetland areas, which could materially impact our operations in the San Joaquin basin and other areas.
In recent years, water districts and the California state government have implemented regulations and policies that may restrict groundwater extraction and water usage and increase the cost of water. We treat and reuse water that is co-produced with oil and natural gas for a substantial portion of our needs in activities such as pressure management, steamflooding and well drilling, completion and stimulation. We use water supplied from various local and regional sources, particularly for power plants and to support operations like steam injection in certain fields.
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

Index to Financial Statements and Supplementary Data

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
Operations on Indian Lands
A portion of our leases and drill-to-earn arrangements in the Uinta basin operating area and some of our future leases in this and other operating areas may be subject to laws promulgated by an Indian tribe with jurisdiction over such lands. In addition to potential regulation by federal, state and local agencies and authorities, an entirely separate and distinct set of laws and regulations may apply to lessees, operators and other parties on Indian lands, tribal or allotted. These regulations include lease provisions, royalty matters, drilling and production requirements, environmental standards, tribal employment and contractor preferences and numerous other matters. Further, lessees and operators on Indian lands may be subject to the jurisdiction of tribal courts, unless there is a specific waiver of sovereign immunity by the relevant tribe allowing resolution of disputes between the tribe and those lessees or operators to occur in federal or state court.
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

Index to Financial Statements and Supplementary Data

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
Future Impacts and Current Expenditures
We cannot predict how future environmental laws and regulations may impact our properties or operations. For the year ended December 31, 2019, we did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of our facilities. We are not aware of any environmental issues or claims that will require material capital expenditures during 2020 or that will otherwise have a material impact on our financial position, results of operations or cash flows.
Employees
As of December 31, 2019, we had 355 employees. None of our employees are currently covered under collective bargaining/union agreements.
We consider employee relations to be good. We strive to create a corporate culture that is reflective of our core values, including accountability, ownership, communication, leadership and entrepreneurship. We are committed to the development of our employees and provide learning and engagement opportunities.
Corporate Information
On May 11, 2016, our predecessor filed petitions for reorganization in the U.S. Bankruptcy Court (the “Bankruptcy Court”) for the Southern District of Texas (collectively, the “Chapter 11 Proceedings”). On February 28, 2017, Berry LLC emerged from bankruptcy as a stand-alone company and wholly-owned subsidiary of Berry Corp. with new management, a new board of directors and new ownership. Berry Corp. was incorporated in Delaware in February 2017 in connection with the Chapter 11 Proceedings. A final decree closing the Chapter 11 Proceedings was entered September 28, 2018, with the Court retaining jurisdiction as described in the confirmation order and without prejudice to the request of any party-in-interest to reopen the case including with respect to certain, immaterial remaining matters. Berry Corp. completed its IPO and its common stock has been trading on the Nasdaq Global Select Market ("NASDAQ") under the ticker symbol "BRY" since July 26, 2018.
We have executive offices located at 11117 River Run Boulevard, Bakersfield, California 93311 and at 16000 N. Dallas Pkwy, Ste. 500, Dallas, Texas 75248, where we have our principal executive offices. Our telephone number is (661) 616-3900 and our web address is www.bry.com. Information contained in or accessible through our website is not, and should not be deemed to be, part of this report.
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

Index to Financial Statements and Supplementary Data

Risks Related to Our Business and Industry
The risks and uncertainties described below are among the items we have identified that could materially adversely affect our business, production, strategy, growth plans, acquisitions, hedging, reserves quantities or value, operating or capital costs, financial condition, results of operations, liquidity, cash flows, our ability to meet our capital expenditure plans and other obligations and financial commitments, and our plans to return capital.
Oil, natural gas and NGL prices are volatile and directly affect our results.
The prices we receive for our oil, natural gas and NGL production and pay for natural gas purchases heavily influence our revenue, operating expenses, profitability, access to capital, future rate of growth and the carrying value of our properties. Prices for these commodities have, and may continue to, fluctuate widely in response to market uncertainty and to relatively minor changes in the supply of and demand for oil, natural gas and NGLs. For example, Brent crude oil contract prices ranged from $54.91 per Bbl at the beginning of 2019, to a high of $74.57 per Bbl and back to $56.23 per Bbl at the end of 2019. In California, the price we pay for fuel gas purchases is generally based on the Kern, Delivered Index, as well as the SoCal Index which were as low as $0.99 per MMBtu and as high as $22.38 per MMBtu for a short time in 2019 due to market disruptions. Prices remain volatile in 2020. The prices we receive for our production and pay for our gas purchases, and the levels of our production, depend on numerous factors beyond our control, which include the following:

•
worldwide and regional political, regulatory, economic and social conditions impacting the global supply and demand for, and transportation costs of, oil and natural gas, including relaxation of rules against U.S. exports;

•	military action, war, sanctions and other conflicts;

•	the price and quantity of foreign imports of oil, particularly in California which imports from foreign countries more than half of the oil it consumes;

•	the impact of the U.S. dollar exchange rates on oil and expectations about future oil and gas prices;

•
prevailing prices on local price indexes in the areas in which we operate which are affected by local market conditions and the proximity, capacity, cost and availability of gathering and transportation facilities as well as refining and processing disruptions or bottlenecks;

•	the level of global exploration, development and production, and resulting inventories, including the significant increase in U.S. activities over the past decade;

•	actions of OPEC, its members and other state-controlled oil companies relating to oil price and production controls;

•	actions of other significant producers;

•	the cost of exploring for, developing, producing and transporting reserves;

•	weather conditions and natural disasters;

•	other irregular events that impact our ability to conduct business or demand for our products, such as the coronavirus outbreak; and

•	technological advances, conservation efforts and availability of alternative fuels affecting oil and gas consumption.
Lower oil prices and higher gas prices may reduce our cash flow, borrowing ability and access to capital needed to develop existing and future reserves.
Lower oil prices and higher gas prices generally reduce the quantity of our oil reserves as those reserves expected to be produced in later years, which tend to be costlier on a per unit basis, become uneconomic. Lower gas prices may also reduce our gas reserves. In addition, a portion of our PUDs may no longer meet the economic producibility criteria

Index to Financial Statements and Supplementary Data

under the applicable rules or may be removed due to a lower amount of capital available to develop these projects within the SEC-mandated five-year limit.
In addition, oil and natural gas prices affect our drilling economics, and lower oil prices may require us to postpone or eliminate all or part of our development program, and result in the reduction of some of our proved undeveloped reserves, reducing the net present value of our proved reserves.
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
Our industry is capital intensive. We have a 2020 capital expenditure budget of approximately $125 to $145 million. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, commodity prices, actual drilling results, the availability of drilling rigs and other services and equipment, the availability of permits, and our ability to obtain them in a timely manner or at all, legal and regulatory processes and other restrictions, and technological and competitive developments. A reduction or sustained decline in commodity prices from current levels may force us to reduce our capital expenditures, which would negatively impact our ability to grow production. Current and future laws and regulations may prevent us from being able to execute our drilling programs and development and optimization projects.
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
If our revenues or the borrowing base under the RBL Facility decrease as a result of lower oil, natural gas and NGL prices, lack of required permits and other operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations and growth at current levels. If additional capital were needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all. Any additional debt financing, would carry interest costs, diverting capital from our business activities, which in turn could lead to a decline in our reserves and production. If cash flows generated by our operations or available borrowings under the RBL Facility were not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our properties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
Our business is highly regulated and governmental authorities can delay or deny permits and approvals or change the requirements governing our operations, including the permitting approval process for oil and gas exploration, extraction, operations and production activities, well stimulation, enhanced production techniques and fluid injection or disposal, that could increase costs, restrict operations and delay our implementation of, or cause us to change, our business strategy and plans.
Our operations are subject to complex and stringent federal, state, local and other laws and regulations relating to environmental protection and the exploration and development of our properties, as well as the production, transportation, marketing and sale of our products. Federal, state and local agencies may assert overlapping authority to regulate in these areas. For example, the jurisdiction, duties and enforcement authority of various state agencies have

Index to Financial Statements and Supplementary Data

significantly increased with respect to oil and natural gas activities in recent years, and these state agencies as well as certain cities and counties have significantly revised their regulations, regulatory interpretations and data collection and reporting requirements and plan to issue additional regulations of certain oil and natural gas activities in 2020. In addition, certain of these laws and regulations may apply retroactively and may impose strict or joint and several liability on us for events or conditions over which we and our predecessors had no control, without regard to fault, legality of the original activities, or ownership or control by third parties.
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
Our operations in California are subject to numerous and stringent state, local and other laws and regulations that could delay or otherwise adversely impact our operations. For example, in 2019, new legislation expanded CalGEM’s duties to include public health and safety and reducing or mitigating greenhouse gas emissions while meeting the state’s energy needs, and will require CalGEM to study and prioritize controlling emissions from idle and abandoned wells, evaluate plugging and abandonment and restoration costs and associated bonding requirements. Additionally, in November 2019, the State Department of Conservation issued a press release announcing three actions by CalGEM: (1) a moratorium on approval of new high-pressure cyclic steam wells pending a study of the practice to address surface expressions experienced by certain operators; (2) review and updating of regulations regarding public health and safety near oil and natural gas operations pursuant to additional duties assigned to CalGEM by the Legislature in 2019; and (3) a performance audit of CalGEM's permitting processes for WST permits and PALs for underground injection by the State Department of Finance and an independent review and approval of the technical content of pending WST and PAL applications by Lawrence Livermore National Laboratory. In January 2020, CalGEM issued a formal notice to operators, including us, that they had issued restrictions imposing a moratorium to prohibit new underground oil-extraction wells from using high-pressure cyclic steaming process. Most recently, on February 24, 2020, a California Court of Appeals effectively invalidated a Kern County ordinance that streamlined the permitting process for oil and gas exploration, extraction, operations and production activities in unincorporated Kern County, until the County makes certain revisions to the Kern County EIR supporting the ordinance and recertifies it. Other state agencies, including CalGEM, have relied on the Kern County EIR to satisfy the CEQA requirements in connection with permitting and project approval decisions for oil and gas projects in unincorporated Kern County. We cannot predict how long it will take Kern County to recertify the Kern County EIR or to conduct a new EIR, either of which could ultimately result in the imposition of more onerous permit application requirements and limits on exploration and production activities. It is not yet known how Kern County will resolve this issue, or how long it will take to do so, and we cannot predict how long it will take or what the requirements and costs will be to obtain new permits and project approvals in the interim. It is also not yet known whether there will be significant delays or a pause in the issuance of new permits and approvals in unincorporated Kern County pending resolution of this issue.
With these regulatory changes in 2019, we have experienced delays in obtaining the permits required to develop our properties in accordance with our existing development and production plans. In late 2019 and in early 2020, we discontinued two drilling rigs and we are currently operating one rig. We are actively reviewing the UIC developments and considering the potential impacts of the Kern County Ruling, as well as our internal internal processes. As part of a contingency plan, we are preparing our internal resources to support a more time-intensive and burdensome permitting application process and the potential environmental impact review requirements to mitigate the impact to our development and production plans. If we are unable to obtain the required permits on a timely basis or at all, we may not be able to continue operating this one rig or to redeploy the other two as planned. If we are unable to employ these rigs on a timely basis, or at all, or execute our drilling program, our financial and operating results could be adversely affected.

Index to Financial Statements and Supplementary Data

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
Our customers, including refineries and utilities, and the businesses that transport our products to customers are also highly regulated. For example, federal and state agencies have subjected or, proposed subjecting, more gas and liquid gathering lines, pipelines and storage facilities to regulations that have increased business costs and otherwise affect the demand, volatility and other aspects of the price we pay for fuel gas. Certain municipalities have enacted restrictions on the installation of natural gas appliances and infrastructure in new residential or commercial construction, which could affect the retail natural gas market for our utility customers and the demand and prices we receive for the natural gas we produce.
Costs of compliance may increase, and operational delays or restrictions may occur as existing laws and regulations are revised or reinterpreted, or as new laws and regulations become applicable to our operations, each of which has occurred in the past. For example, our costs have recently begun to increase due to new fluid injection regulations, data requirements for permitting, and idle well decommissioning regulations. For instance, in 2019 we paid $27 million in asset retirement obligations, an increase from $8 million in 2018, largely due to the new idle well regulations and our focus on EH&S as we develop existing fields. In addition, we may experience delays, as we have in the past, due to insufficient internal processes and personnel resource constraints at regulatory agencies that impede their ability to process permits in a timely manner that aligns with our production projects.
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
Changes to elected or appointed officials or their priorities and policies could result in different approaches to the regulation of the oil and natural gas industry. We cannot predict the actions the California governor or legislature may take with respect to the regulation of our business, the oil and natural gas industry or the state's economic, fiscal or environmental policies.
We may be unable to, or may choose not to, enter into sufficient fixed-price purchase or other hedging agreements to fully protect against decreasing spreads between the price of natural gas and oil on an energy equivalent basis or may otherwise be unable to obtain sufficient quantities of natural gas to conduct our steam operations economically or at desired levels, and our commodity-price risk-management activities may prevent us from fully benefiting from price increases and may expose us to other risks.
To develop our heavy oil in California we must economically generate steam using natural gas. We seek to reduce our exposure to the potential unavailability of, pricing increases for, and volatility in pricing of, natural gas by entering into fixed-price purchase agreements and other hedging transactions. We seek to reduce our exposure to potential price increases and volatility in pricing of oil by entering into swaps, calls and other hedging transactions. We may be unable to, or may choose not to, enter into sufficient such agreements to fully protect against decreasing spreads between the price of natural gas and oil on an energy equivalent basis or may otherwise be unable to obtain sufficient quantities of natural gas to conduct our steam operations economically or at desired levels. Our commodity-price risk-management activities may prevent us from fully benefiting from price increases. Additionally, our hedges are based on major oil and gas indexes, which may not fully reflect the prices we realize locally. Consequently, the price protection we receive may not fully offset local price declines.

Index to Financial Statements and Supplementary Data

As of December 31, 2019, we have hedged crude oil production at the following approximate volumes and Brent prices: 16.7 MBbl/d at $64 per barrel in 2020, and 1.0 MBbl/d at $59 per barrel in 2021. We have also hedged gas purchases at the following approximate volumes and prices: 51.7 MMbtu/d at $2.95 per in 2020, and 1.2 MMbtu/d at $2.50 in 2021.
Our commodity-price risk-management activities may also expose us to the risk of financial loss in certain circumstances, including instances in which:

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
Estimation of reserves and related future net cash flows is a partially subjective process of estimating accumulations of oil and natural gas that includes many uncertainties. Our estimates are based on various assumptions, which may ultimately prove to be inaccurate, including:

•	the similarity of reservoir performance in other areas to expected performance from our assets;

•	the quality, quantity and interpretation of available relevant data;

•	commodity prices (see “—Oil, natural gas and NGL prices are volatile and directly affect our results.”);

•	production, operating costs, taxes and costs related to GHG regulations;

•	development costs;

•	the effects of government regulations; and

•	future workover and asset retirement costs.
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
Unless we conduct successful development and exploration activities or acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Success requires us to deploy sufficient capital to projects that are geologically and economically attractive which is subject to the capital, development, operating and regulatory risks already discussed above under the heading “—Our business requires continual capital expenditures. We may be unable to fund these investments through operating cash flow or obtain any needed additional capital on satisfactory terms or at all, which could lead to a decline in our oil and natural gas reserves or production. Our capital program is also susceptible to risks, including regulatory and permitting risks, that could materially affect its implementation.” Over the long-term, a continuing decline in our production and reserves would reduce our liquidity and ability to satisfy our debt obligations by reducing our cash flow from operations and the value of our assets.

Index to Financial Statements and Supplementary Data

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business.
The success of our development, production and acquisition activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable production or may result in a downward revision of our estimated proved reserves due to:

•	poor production response;

•	ineffective application of recovery techniques;

•	increased costs of drilling, completing, stimulating, equipping, operating, maintaining and abandoning wells;

•
delays or cost overruns caused by equipment failures, accidents, environmental hazards, adverse weather conditions, permitting or construction delays, title disputes, surface access disputes and other matters; and

•	misinterpretation of geophysical and geological analyses, production data and engineering studies.
Additional factors may delay or cancel our operations, including:

•
delays due to regulatory requirements and procedures, including unavailability or other restrictions limiting permits and limitations on water disposal, emission of GHGs, steam injection and well stimulation, such as California’s recent limitations on cyclic steaming above the fracture gradient;

•	pressure or irregularities in geological formations;

•	shortages of or delays in obtaining equipment, qualified personnel or supplies including water for steam used in production or pressure maintenance;

•	delays in access to production or pipeline transmission facilities; and

•
power outages imposed by utilities which provide a portion of our electricity needs in order to avoid fire hazards and inspect lines in connection with seasonal strong winds, have begun to occur recently and may impact our operations.

Any of these risks can cause substantial losses, including personal injury or loss of life, damage to property, reserves and equipment, pollution, environmental contamination and regulatory penalties.
We may not drill our identified sites at the times we scheduled or at all.
We have specifically identified locations for drilling over the next several years, which represent a significant part of our long-term growth strategy. Our actual drilling activities may materially differ from those presently identified. Legislative and regulatory developments, such as the California moratorium on approval of new high-pressure cyclic steam wells pending a study of the practice to address surface expressions experienced by certain operators, could prevent us from planned drilling activities. Additionally, as we experienced late in the fourth quarter and continuing to date, new regulations and legislative activity could result in a significant decline in the permits required to develop our properties in accordance with our plans. If future drilling results in these projects do not establish sufficient reserves to achieve an economic return, we may curtail drilling or development of these projects. Accordingly, we cannot guarantee that these prospective drilling locations or any other drilling locations we have identified will ever be drilled or if we will be able to economically produce oil or natural gas from these drilling locations. In addition, some of our leases could expire if we do not establish production in the leased acreage. The combined net acreage covered by leases expiring in the next three years represented approximately 13% of our total net acreage at December 31, 2019.

Index to Financial Statements and Supplementary Data

Potential future legislation may generally affect the taxation of natural gas and oil exploration and development companies and may adversely affect our operations.
In past years, federal and state level legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal and state income tax provisions currently available to natural gas and oil exploration and development companies.
For example, in California, there have been proposals for new taxes on profits that might have a negative impact on us. Although the proposals have not become law, campaigns by various special interest groups could lead to future additional oil and natural gas severance or other taxes. The imposition of such taxes could significantly reduce our profit margins and cash flow and otherwise significantly increase our costs.
Competition in the oil and natural gas industry is intense, making it more difficult for us to acquire properties, market oil or natural gas and secure trained personnel.
Our future success will depend on our ability to evaluate, select and acquire suitable properties, market our production and secure skilled personnel to operate our assets in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Many of our competitors possess and employ greater financial, technical and personnel resources than we do.
We may be unable to make attractive acquisitions or successfully integrate acquired businesses or assets or enter into attractive joint ventures, and any inability to do so may disrupt our business and hinder our ability to grow.
There is no guarantee we will be able to identify or complete attractive acquisitions. Our capital expenditure budget for 2020 does not allocate any amounts for acquisitions of oil and natural gas properties. If we make acquisitions, we would need to use cash flows or seek additional capital, both of which are subject to uncertainties discussed in this section. Competition may also increase the cost of, or cause us to refrain from, completing acquisitions. Our debt arrangements impose certain limitations on our ability to enter into mergers or combination transactions and to incur certain indebtedness. See “—Our existing debt agreements have restrictive covenants that could limit our growth, financial flexibility and our ability to engage in certain activities.” In addition, the success of completed acquisitions will depend on our ability to integrate effectively the acquired business into our existing operations, may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources.
We are dependent on our cogeneration facilities to produce steam for our operations. Contracts for the sale of surplus electricity, economic market prices and regulatory conditions affect the economic value of these facilities to our operations.
We are dependent on five cogeneration facilities that, combined, provide approximately 22% of our steam capacity and approximately 48% of our field electricity needs in California at a discount to market rates. To further offset our costs, we sell surplus power to California utility companies produced by three of our cogeneration facilities under long-term contracts. Should we lose, be unable to renew on favorable terms, or be unable to replace such contracts, we may be unable to realize the cost offset currently received. Our ability to benefit from these facilities is also affected by our ability to consistently generate surplus electricity and fluctuations in commodity prices. For example, during 2019 electricity sales decreased by $6 million, or 17%, due to lower unit sales resulting from unexpected downtime at our largest cogen during the summer when we receive peak pricing, and lower year–over–year gas pricing. Furthermore, market fluctuations in electricity prices and regulatory changes in California could adversely affect the economics of our cogeneration facilities and any corresponding increase in the price of steam could significantly impact our operating costs. If we were unable to find new or replacement steam sources, lose existing sources or experience installation delays, we may be unable to maximize production from our heavy oil assets. If we were to lose our electricity sources, we would be subject to the electricity rates we could negotiate. For a more detailed discussion of our electricity sales contracts, see “Items 1 and 2. Business and Properties—Operational Overview—Electricity.”

Index to Financial Statements and Supplementary Data

Our existing debt agreements have restrictive covenants that could limit our growth, financial flexibility and our ability to engage in certain activities. In addition, the borrowing base under the RBL Facility is subject to periodic redeterminations and our lenders could reduce capital available to us for investment.
The RBL Facility and the indenture governing our 2026 Notes have restrictive covenants that could limit our growth, financial flexibility and our ability to engage in activities that may be in our long-term best interests. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness. The amount available to be borrowed under the RBL Facility is subject to a borrowing base, which will be redetermined semiannually and will depend on the estimated volumes and cash flows of our proved oil and natural gas reserves and other information deemed relevant by the administrative agent of, or two-thirds of the lenders under, the RBL facility. Reduction of our borrowing base under the RBL Facility could reduce the capital available to us for investment in our business. For details regarding the terms of the RBL Facility and our 2026 Notes, see "Liquidity and Capital Resources".
These agreements contain covenants, that, among other things, limit our ability to:

•	incur or guarantee additional indebtedness or issue certain types of preferred stock;

•	pay dividends on capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness;

•	transfer, sell or dispose of assets;

•	make investments;

•	create certain liens securing indebtedness;

•	enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us;

•	consolidate, merge or transfer all or substantially all of our assets;

•	hedge future production or interest rates;

•	repay or prepay certain indebtedness prior to the due date;

•	engage in transactions with affiliates; and

•	engage in certain other transactions without the prior consent of the lenders.
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
The amount available to be borrowed under the RBL Facility is subject to a borrowing base and will be redetermined semiannually and will depend on the estimated volumes and cash flows of our proved oil and natural gas reserves and other information deemed relevant by the administrative agent of, or two-thirds of the lenders under, the RBL Facility. We, the administrative agent and lenders, each may request one additional redetermination between each regularly scheduled redetermination. Furthermore, our borrowing base is subject to automatic reductions due to certain asset sales and hedge terminations, the incurrence of certain other debt and other events as provided in the RBL Facility. For example, the RBL Facility currently provides that to the extent we incur certain unsecured indebtedness, our borrowing base will be reduced by an amount equal to 25% of the amount of such unsecured debt that exceeds the amount, if any, of certain other debt that is being refinanced by such unsecured debt. We could be required to repay a portion of the RBL Facility to the extent that after a redetermination our outstanding borrowings at such time exceed the redetermined

Index to Financial Statements and Supplementary Data

borrowing base. Currently, we have elected to limit the amount we can borrow under the RBL Facility to an amount well below our borrowing base.
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
We evaluate the impairment of our oil and natural gas properties whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. A write down constitutes a non-cash charge to earnings. For example, for the year ended December 31, 2019, we recorded an impairment charge of $51 million for the Piceance gas properties in Colorado.
We have significant concentrations of credit risk with our customers and the inability of one or more of our customers to meet their obligations or the loss of any one of our major oil and natural gas purchasers may have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have significant concentrations of credit risk with the purchasers of our oil and natural gas. For the year ended December 31, 2019, sales to Andeavor, Phillips 66 and Kern Oil & Refining accounted for approximately 36%, 24% and 13%, respectively, of our sales. This concentration may impact our overall credit risk because our customers may be similarly affected by changes in economic conditions or commodity price fluctuations. We do not require our customers to post collateral. If the purchasers of our oil and natural gas become insolvent, we may be unable to collect amounts owed to us. Also, if we were to lose any one of our major customers, the loss could cause us to cease or delay both production and sale of our oil and natural gas in the area supplying that customer.
Due to the terms of supply agreements with our customers, we may not know that a customer is unable to make payment to us until almost two months after production has been delivered. We do not require our customers to post collateral to protect our ability to be paid.
Our producing properties are located primarily in California, making us vulnerable to risks associated with having operations concentrated in this geographic area.
We operate primarily in California. This geographic concentration disproportionately affects the success and profitability of our operations exposing us to local price fluctuations, changes in state or regional laws and regulations, political risks, limited acquisition opportunities where we have the most operating experience and infrastructure, limited storage options, drought conditions, and other regional supply and demand factors, including gathering, pipeline and transportation capacity constraints, limited potential customers, infrastructure capacity and availability of rigs, equipment, oil field services, supplies and labor. We discuss such specific risks in more detail elsewhere in this section.

Index to Financial Statements and Supplementary Data

Many of our operations are currently conducted in locations in California that may be at risk of damage from fire, mudslides, earthquakes or other natural disasters.
We currently conduct operations in California near known wildfire and mudslide areas and earthquake fault zones. A future natural disaster, such as a fire, mudslide or an earthquake, could cause substantial delays in our operations, damage or destroy equipment, prevent or delay transport of our products and cause us to incur additional expenses, which would adversely affect our business, financial condition and results of operations. In addition, our facilities would be difficult to replace and would require substantial lead time to repair or replace. These events could occur with greater frequency as a result of the potential impacts from climate change. The insurance we maintain against earthquakes, mudslides, fires and other natural disasters would not be adequate to cover a total loss of our facilities, may not be adequate to cover our losses in any particular case and may not continue to be available to us on acceptable terms, or at all.
Operational issues and inability or unwillingness of third parties to provide sufficient facilities and services to us on commercially reasonable terms or otherwise could restrict access to markets for the commodities we produce.
Our ability to market our production of oil, gas and NGLs depends on a number of factors, including the proximity of production fields to pipelines, refineries and terminal facilities, competition for capacity on such facilities, damage, shutdowns and turnarounds at such facilities and their ability to gather, transport or process our production. If these facilities are unavailable to us on commercially reasonable terms or otherwise, we could be forced to shut in some production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons. We rely, and expect to rely in the future, on third party facilities for services such as storage, processing and transmission of our production. Our plans to develop and sell our reserves could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient facilities and services to us on commercially reasonable terms or otherwise. If our access to markets for commodities we produce is restricted, our costs could increase and our expected production growth may be impaired.
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
Our operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which we may conduct oil and natural gas exploration and production activities, and reduce demand for the oil and natural gas we produce.
The threat of climate change continues to attract considerable attention in the United States and in foreign countries. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. As a result, our oil and natural gas exploration and production operations are subject to a series of regulatory,

Index to Financial Statements and Supplementary Data

political, litigation, and financial risks associated with the production and processing of fossil fuels and emission of GHGs.
In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, with the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, implement New Source Performance Standards directing the reduction of methane from certain new, modified, or reconstructed facilities in the oil and natural gas sector, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States.
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. For example, California, through the CARB has implemented a cap and trade program for GHG emissions that sets a statewide maximum limit on covered GHG emissions, and this cap declines annually to reach 40% below 1990 levels by 2030. Covered entities must either reduce their GHG emissions or purchase allowances to account for such emissions. Separately, California has implemented LCFS and associated tradable credits that require a progressively lower carbon intensity of the state's fuel supply than baseline gasoline and diesel fuels. CARB has also promulgated regulations regarding monitoring, leak detection, repair and reporting of methane emissions from both existing and new oil and gas production facilities. Similar regulations applicable to oil and gas facilities have been promulgated in Colorado.
In September 2018, California adopted a law committing California , the fifth largest economy in the world, to the use of 100% zero-carbon electricity by 2045, and the Governor of California also signed an executive order committing California to total economy-wide carbon neutrality by 2045. We cannot predict how these various laws, regulations and orders may ultimately affect our operations. However, these initiatives could result in decreased demand for the oil, natural gas, and NGLs that we produce, and therefore adversely effect our revenues and results of operations.
At the international level, there is a non-binding agreement, the United Nations-sponsored “Paris Agreement,” for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. Although the United States has announced its withdrawal from such agreement, effective November 4, 2020, several U.S. states and local governments have announced their intention to adhere to the goals of the Paris Agreement.
Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates seeking the office of the President of the United States in 2020. Two critical declarations made by one or more candidates running for the Democratic nomination for President include threats to take actions banning hydraulic fracturing of oil and natural gas wells and banning new leases for production of minerals on federal properties. Our operations involve the use of hydraulic fracturing activities and we also have operations on federal lands under the jurisdiction of the BLM. Other actions that could be pursued by presidential candidates may include more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as the reversal of the United States’ withdrawal from the Paris Agreement in November 2020.
Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but withheld material information from their investors by failing to adequately disclose those impacts.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide

Index to Financial Statements and Supplementary Data

funding for fossil fuel energy companies. Additionally, the lending practices of institutional lenders have been the subject of intensive lobbying efforts in recent years by environmental activists, proponents of the international Paris Agreement, and other groups concerned about climate change to restrict fossil fuel producers’ access to capital. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.
The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from oil and natural gas producers such as ourselves or otherwise restrict the areas in which we may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for or erode value for, the oil and natural gas that we produce. Additionally, political, litigation, and financial risks may result in our restricting or canceling oil and natural gas production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing our ability to continue to operate in an economic manner. Moreover, there are increasing risks to operations resulting from the potential physical impacts of climate change, such as drought, wildfires, damage to infrastructure and resources from flooding and other natural disasters and other physical disruptions. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.
We may incur substantial losses and be subject to substantial liability claims as a result of catastrophic events. We may not be insured for, or our insurance may be inadequate to protect us against, these risks.
We are not fully insured against all risks. Our oil and natural gas exploration and production activities, are subject to risks such as fires, explosions, oil and natural gas leaks, oil spills, pipeline and tank ruptures and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment, equipment failures and industrial accidents. We are exposed to similar risks indirectly through our customers and other market participants such as refiners. Other catastrophic events such as earthquakes, floods, mudslides, fires, droughts, contagious diseases, terrorist attacks and other events that cause operations to cease or be curtailed may adversely affect our business and the communities in which we operate. For example, utilities have begun to suspend electric services to avoid wildfires during windy periods in California, a risk that is not insured. We may be unable to obtain, or may elect not to obtain, insurance for certain risks if we believe that the cost of available insurance is excessive relative to the risks presented.
We may be involved in legal proceedings that could result in substantial liabilities.
Like many oil and natural gas companies, we are from time to time involved in various legal and other proceedings, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters, in the ordinary course of our business. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have a material adverse impact on us because of legal costs, diversion of the attention of management and other personnel and other factors. In addition, resolution of one or more such proceedings could result in liability, loss of contractual or other rights, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices. Accruals for such liability, penalties or sanctions may be insufficient, and judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change materially from one period to the next.
The loss of senior management or technical personnel could adversely affect operations.
We depend on, and could be deprived of, the services of our senior management and technical personnel. We do not maintain, nor do we plan to obtain, any insurance against the loss of services of any of these individuals.
Information technology failures and cyberattacks could affect us significantly.
We rely on electronic systems and networks to communicate, control and manage our operations and prepare our financial management and reporting information. Without accurate data from and access to these systems and networks, our ability to communicate and control and manage our business could be adversely affected.

Index to Financial Statements and Supplementary Data

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
Our governing documents provide that our stockholders and their affiliates are not restricted from owning assets or engaging in businesses that compete directly or indirectly with us. In particular, subject to the limitations of applicable law, the Certificate of Incorporation, among other things:

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
Certain of our largest stockholders comprised creditors of Berry LLC prior to the Chapter 11 Proceedings and we cannot predict when or whether they will sell their shares of common stock. Future sales, or concerns about them, may put downward pressure on the market price of our common stock
We may sell or otherwise issue additional shares of common stock or securities convertible into shares of our common stock. Berry Corp.'s Certificate of Incorporation provides for authorized capital stock consisting of 750,000,000

Index to Financial Statements and Supplementary Data

shares of common stock and 250,000,000 shares of preferred stock. In addition, we registered shares of the great majority of our common stock for resale. For more information see Exhibit 4.4 to our Annual Report on Form 10-K.
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
Shares of our common stock are also reserved for issuance as equity-based awards to employees, directors and certain other persons under the second amended and restated 2017 Omnibus Incentive Plan (our “Omnibus Plan”). We have filed a registration statement with the SEC on Form S-8 providing for the registration of shares of our common stock issued or reserved for issuance under our Omnibus Plan. Subject to the satisfaction of vesting conditions, the expiration of certain lock-up agreements and the requirements of Rule 144, shares registered under the registration statement on Form S-8 may be made available for resale immediately in the public market without restriction. Investors may experience dilution in the value of their investment upon the exercise of any equity awards that may be granted or issued pursuant to the Omnibus Plan in the future.
The payment of dividends will be at the discretion of our Board of Directors.
While we have regularly declared a quarterly dividend since our July IPO, including a dividend of $0.12 per share for the first quarter of 2020, and we currently intend to continue to pay a dividend , the payment and amount of future dividend payments, if any, are subject to declaration by our Board of Directors. Such payments will depend on various factors, including actual results of operations, liquidity and financial condition, net cash provided by operating activities, restrictions imposed by applicable law, our taxable income, our operating expenses and other factors our board of directors deems relevant. Covenants contained in our RBL Facility and the indentures governing our 2026 Notes could limit the payment of dividends. We are under no obligation to make dividend payments on our common stock and may cease such payments at any time in the future.
We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.
The Certificate of Incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our common stock.
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

Index to Financial Statements and Supplementary Data

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
We intend to take advantage of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards which lasts until those standards apply to private companies or we no longer qualify as an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those companies who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable.
To the extent investors find our common stock less attractive as a result of our reduced reporting and exemptions, there may be a less active trading market for our common stock, and our stock price may be more volatile.
Our internal control over financial reporting is not currently required to meet all of the standards required by Section 404 of the Sarbanes-Oxley Act, but failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and share price.
Section 404 of the Sarbanes-Oxley Act requires us to provide annual management assessments of the effectiveness of our internal control over financial reporting. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company,” which could be up to five years from our IPO.
Effective internal controls are necessary for us to provide reliable financial reports, safeguard our assets, and prevent fraud. If we cannot provide reliable financial reports, safeguard our assets or prevent fraud, our reputation and operating results could be harmed. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.
We may encounter problems or delays in completing the implementation of effective internal controls. Further, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price and could limit our ability to report our financial results accurately and timely.
Certain provisions of our Certificate of Incorporation and Bylaws, may make it difficult for stockholders to change the composition of our board of directors and may discourage, delay or prevent a merger or acquisition that some stockholders may consider beneficial.
Certain provisions of the Certificate of Incorporation and Bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders. For more information see Exhibit 4.4 to our Annual Report on Form 10-K.
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

Index to Financial Statements and Supplementary Data

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law, our Certificate of Incorporation or our Bylaws or (iv) any action asserting a claim against us, our directors, officers or employees that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having subject matter jurisdiction and personal jurisdiction over the indispensable parties named as defendants therein. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.
Changes in the method of determining London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.
Amounts drawn under the RBL Facility may bear interest rates in relation to LIBOR, depending on our selection of repayment options. On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate the RBL Facility and may not be able to do so with terms that are favorable to us. The overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR.
Item 1B. Unresolved Staff Comments
None.
Item 3. Legal Proceedings
We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.
For additional information regarding legal proceedings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Commitments, and Contingencies” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations.”
Item 4. Mine Safety Disclosure
Not applicable.

Index to Financial Statements and Supplementary Data

Part II
Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been trading on the Nasdaq Global Select Market ("NASDAQ") under the ticker symbol “BRY” since July 26, 2018. Prior to that there was no established public trading market for our common stock.
Holders of Record
Our common stock was held by 33 stockholders of record at January 31, 2020.
Dividend Policy
We plan to use our operating cash flows to cover our interest requirements, fund operations at sustained production levels, and consistently return meaningful capital to stockholders through quarterly dividends. We expect remaining cash flows will be allocated to fund internal growth opportunities. Our dividends will be determined by our board of directors in light of existing conditions, including our earnings, financial condition, restrictions in financing agreements, business conditions and other factors.
Securities Authorized for Issuance Under Equity Compensation Plans
On June 27, 2018, our Board approved our second amended and restated 2017 Omnibus Incentive Plan (the “Omnibus Plan”). A description of the plans can be found in Item 8. Financial Statements and Supplementary Data – Note 6–Equity. The aggregate number of shares of our common stock authorized for issuance under stock-based compensation plans for our employees and non-employee directors is 10 million, of which 3.0 million have been issued or reserved through December 31, 2019.
The following table summarizes information related to our equity compensation plans under which our equity securities are authorized for issuance as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (#)(1)	Weighted-Average Exercise Price of Outstanding Options and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (#)(3)
Equity compensation plans not approved by security holders(2)	2,348,334	N/A	6,954,454
________________

(1)
The number of securities to be issued upon vesting of unvested restricted stock units ("RSUs") subject to time vesting and performance-based restricted stock units ("PSUs"), assumes maximum achievement of certain market-based performance goals over a specified period of time

(2)
In connection with the IPO, our Board amended and restated the Company’s First Amended and Restated 2017 Omnibus Incentive Plan, which had amended and restated the Company’s 2017 Omnibus Incentive Plan (the “Prior Plans” and, collectively with the Omnibus Plan, the “Equity Compensation Plans”), which allowed us to grant equity-based compensation awards with respect to up to 10,000,000 shares of common stock (which number includes the number of shares of common stock previously issued pursuant to an award (or made subject to an award that has not expired or been terminated) under the Prior Plans), to employees, consultants and directors of the Company and its affiliates who perform services for the Company. The Omnibus Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other types of awards.

(3)
The number of securities remaining available for future issuances has been reduced by the number of securities to be issued upon settlement of RSUs subject to time vesting and PSUs assuming maximum achievement of certain market-based performance goals over a specified period of time

Index to Financial Statements and Supplementary Data

Sales of Unregistered Securities
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
Stock Repurchase Program
In December 2018, we announced that our Board of Directors had adopted a program for the opportunistic repurchase of up to $100 million of our common stock. Based on the Board’s evaluation of market conditions for our common stock they authorized repurchases of up to $50 million under the program at that time. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate Berry Corp. to purchase shares during any period or at all. Any shares acquired will be available for general corporate purposes. As of December 31, 2019, we had purchased shares for the full $50 million initially authorized. In February 2020, the Board of Directors authorized the remaining $50 million of our $100 million repurchase program.
Our share repurchase activities for the three months ended December 31, 2019, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1 - 31, 2019	—	$—	—
November 1 - 30, 2019	1,252,696	$7.60	1,252,696
December 1 - 31, 2019	156,163	$7.98	156,163
Total	1,408,859	$7.64	1,408,859	$—

In 2019, the Company repurchased 4,609,021 shares at an average price of $9.99. Since 2018, the Company has repurchased a total of 5,057,682 shares at an average price of $9.88 per share under the Stock Repurchase Program.
Performance Graph
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the S&P Smallcap 600, the Dow Jones U.S. Exploration and Production indexes and the Vanguard Energy ETF (with reinvestment of all dividends). The graph assumes that on July 26, 2018, the date our common stock began trading on the NASDAQ, $100 was invested in our common stock and in each index, and that all dividends were reinvested. The returns shown are based on historical results and are not intended to suggest future performance.

Index to Financial Statements and Supplementary Data

COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)
Among Berry Corporation (bry), the S&P Smallcap 600 Index,
the Dow Jones U.S. Exploration & Production Index
and the Vanguard Energy ETF

	7/26/18	09/18	12/18	03/19	06/19	09/19	12/19
Berry Corporation (bry)	$100.00	$133.73	$67.17	$89.50	$83.16	$74.34	$75.90
S&P Smallcap 600	$100.00	$104.71	$83.66	$93.37	$95.12	$94.93	$102.72
Dow Jones U.S. Exploration & Production	$100.00	$102.81	$71.18	$80.30	$78.12	$72.14	$79.29
Vanguard Energy ETF	$100.00	$99.64	$73.67	$86.02	$82.49	$76.35	$80.50
__________

(1)
The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended (the "Securities Act") or the Exchange Act except to the extent that we specifically request it be treated as soliciting material or specifically incorporate it by reference.

(2)	$100 invested on July 26, 2018 in stock or June 30, 2018 in index, including reinvestment of dividends.

Index to Financial Statements and Supplementary Data

Item 6. Selected Financial Data
The following table shows the selected historical financial information, for the periods and as of the dates indicated, of Berry LLC, the predecessor company, and following the Effective Date, Berry Corp. and its subsidiary, Berry LLC, together, the successor company. The selected historical financial information as of and for the year ended December 31, 2019, the year ended December 31, 2018, and the ten months ended December 31, 2017 is derived from audited consolidated financial statements of the successor company. The selected historical financial information as of and for the two months ended February 28, 2017 and the year ended December 31, 2016 is derived from the audited historical financial statements of our predecessor company.
Berry LLC emerged from bankruptcy on February 28, 2017 ("the Effective Date") in connection with "the Plan", which is the reorganization plan approved and confirmed by the Bankruptcy Court in the Chapter 11 Proceeding. On that date Berry LLC adopted fresh-start accounting and was recapitalized, which resulted in Berry LLC becoming a wholly-owned subsidiary of Berry Corp. and Berry Corp. being treated as the new entity for financial reporting. As a result, our consolidated financial statements subsequent to the Effective Date are not comparable to our financial statements prior to such date. Our financial results for future periods following the application of fresh-start accounting will be different from historical trends and the differences may be material.

	Berry Corp. (Successor)			Berry LLC (Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenues and other	$559,405	$586,557	$319,669	$92,718	$410,991
Net income (loss) attributable to common stockholders(1)(4)	$43,539	$49,160	$(39,316)	$(502,964)	$(1,283,196)
Net income (loss) per share of common stock
Basic	$0.54	$0.85	$(1.02)	n/a	n/a
Diluted	$0.53	$0.85	$(1.02)	n/a	n/a
Dividends per common share	$0.48	$0.21	$—	$—	$—
Weighted-average common stock outstanding(2)
Basic	81,379	57,743	38,644	n/a	n/a
Diluted(2)	81,951	57,932	38,644	n/a	n/a
Cash Flow Data:
Operating activities(3)	$241,829	$105,471	$107,399	$22,431	$13,197
Capital expenditures	$(223,154)	$(129,652)	$(65,479)	$(3,158)	$(34,796)
Balance Sheet Data (at period end):
Total assets	$1,690,198	$1,692,263	$1,546,402	$1,561,038	$2,652,050
Long-term debt, net	$394,319	$391,786	$379,000	$400,000	$—
__________

(1)
Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for discussion regarding factors in comparability, such as, impairment of its Piceance gas properties and income taxes in 2019.

(2)
The Series A Preferred Stock was not a participating security; therefore, we calculated diluted earnings per share using the “if-converted” method, under which the preferred dividends are added back to the numerator and the Series A Preferred Stock is assumed to be converted at the beginning of the period. No incremental shares of Series A Preferred Stock were included in the diluted EPS calculation for the years ended December 31, 2019 or 2018, as all outstanding shares of our Series A Preferred (the "Series A Preferred Stock") were converted to common shares (the "Series A Preferred Stock Conversion") in connection with the IPO of our common stock in July 2018. No incremental shares of Series A Preferred Stock were included in the diluted earnings per share calculation for the ten months ended December 31, 2017 as their effect was antidilutive under the “if-converted” method. Please see Note 6 for further detail.

Index to Financial Statements and Supplementary Data

(3)
2018 includes a one-time payment of $127 million in the second quarter to early terminate unsettled derivative contracts. The elective cancellation was effected to realign our hedging pricing with current market rates and move from WTI to Brent underlying.

(4)
Net Income Attributable to Common Stockholders for year ended December 31, 2019 includes a $51 million non-cash impairment charge for the Piceance gas properties, and $39 million in income tax credits from prior periods.

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
This section of the Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between those years. For discussion of our ten months ended December 31, 2017 and two months ended February 28, 2017, as well as the year ended 2018 compared to ten months ended December 31, 2017 and two months ended February 28, 2017, refer to Part II, Item 7— "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2018 Annual Report on Form 10-K.
Executive Overview
We are a western United States independent upstream energy company with a focus on onshore, low geologic risk, long-lived, oil reserves in conventional reservoirs.
Most of our assets are located in the oil-rich reservoirs in the San Joaquin basin of California, which has more than 100 years of production history and substantial remaining oil in place. As a result of the substantial data produced over the basin's long history, its reservoir characteristics are well understood, leading to predictable, repeatable, low geological risk and low-c and, to a lesser extent, in our Rockies assets which include low-cost, oil-rich reservoirs in the Uinta basin of Utah and low geologic risk natural gas resource plays in the Piceance basin in Colorado. Successful execution of our strategy across our low-declining production base and extensive inventory of identified drilling locations will result in our ability to continue returning capital to our stockholders and demonstrate long-term, capital efficient, consistent, and predictable production growth while living within levered free cash flow.
Effective February 18, 2020, Berry Petroleum Corporation changed its name to Berry Corporation (bry) and introduced a new logo. We believe that the name Berry Corporation (bry) is a name that better represents our progressive approach to evolving and growing the business in today’s dynamic oil and gas industry. We are proactively engaging the many forces driving our industry to maximize our assets, create value for shareholders, and support environmental goals that align with a more positive future. One of the more visible elements of our business is our publicly traded stock, and our new logo echoes the public value of the company by using our ticker symbol as an identifiable element of our brand.
How We Plan and Evaluate Operations
We use Levered Free Cash Flow in planning our capital allocation to sustain production levels and fund internal growth opportunities, as well as determine hedging needs. We define Levered Free Cash Flow as Adjusted EBITDA less capital expenditures, interest expense, and dividends.
We use the following metrics to manage and assess the performance of our operations and are part of our incentive program for all employees: (a) Adjusted EBITDA; (b) operating expenses; (c) environmental, health & safety (“EH&S”) results; (d) general and administrative expenses; and (e) production.
Adjusted EBITDA
Adjusted EBITDA is the primary financial and operating measurement that our management uses to analyze and monitor the operating performance of our business. We define Adjusted EBITDA as earnings before interest expense; income taxes; depreciation, depletion, and amortization (“DD&A”); derivative gains or losses net of cash received or

Index to Financial Statements and Supplementary Data

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
Environmental, health & safety
Like other companies in the oil and gas industry, our operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Current and future laws and regulations can materially impact our exploration, development and production plans.
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
Business Environment and Market Conditions
The oil and gas industry is heavily influenced by commodity prices. Average oil prices were lower for 2019 compared to 2018 . Brent crude oil contract prices ranged during 2019 from $54.91 per Bbl at the beginning, to a high of $74.57 per Bbl and back to $56.23 per Bbl. In California, the price we pay for fuel gas purchases is generally based on the Kern, Delivered Index, as well as the SoCal Index which were as low as $0.99 per MMBtu and as high as $22.38 per MMBtu for a short time in 2019 due to market disruptions, while we paid an average of $3.14 for the year. The Henry Hub spot price for natural gas fluctuated between $1.75 per MMBtu and $4.25 per MMBtu, with an average of $2.56 during 2019. Our revenue, costs, profitability and future growth are highly dependent on the prices we receive for our oil and natural gas production and the prices we pay for our natural gas purchases which will continue to be affected by a variety of factors. Please see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Oil, natural gas and NGL prices are volatile and directly affect our results.”

Index to Financial Statements and Supplementary Data

The following table presents the average Brent, WTI, Kern, and Henry Hub prices for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31, 2019	December 31, 2018
Brent oil ($/Bbl)	$64.16	$71.69
WTI oil ($/Bbl)	$57.03	$64.81
Kern, Delivered natural gas ($/MMBtu)	$3.14	$3.36
Henry Hub natural gas ($/MMBtu)	$2.56	$3.15
California oil prices are Brent-influenced as California refiners import approximately 73% of the state’s demand from OPEC countries and other waterborne sources, primarily the Middle East and South America. There is a closer correlation of prices in California to Brent pricing than to WTI. Without the higher costs associated with importing crude via rail or supertanker, we believe our in-state production and low-cost crude transportation options, coupled with Brent-influenced pricing, will allow us to continue to realize strong cash margins in California.
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
Natural gas prices and differentials are strongly affected by local market fundamentals, availability of transportation capacity from producing areas and seasonal impacts. We purchase substantially more natural gas for our steamfloods and cogeneration facilities, than we produce and sell. Consequently, higher gas prices have a negative impact on our operating costs. However, we mitigate a portion of this exposure by selling excess electricity from our cogeneration operations to third parties at prices linked to the price of natural gas. Additionally, we strive to minimize the variability of our fuel gas costs for our steam operations by hedging a significant portion of such gas purchases. Also, the negative impact of higher gas prices is partially offset by higher gas sales for the gas we produce.
Our earnings are also affected by the performance of our cogeneration facilities. These cogeneration facilities generate both electricity and steam for our properties and electricity for off-lease sales. We have negotiated terms of a new power purchase agreement for our 18 MW cogeneration facility which began in December 2019 for a period of seven years. While a portion of the electric output of our cogeneration facilities is utilized within our production facilities to reduce operating expenses, we also sell electricity produced by three of our cogeneration facilities under long-term contracts with terms ending in July 1, 2021 through December 1, 2026. The most significant input and cost of the cogeneration facilities is natural gas. We generally receive significantly more revenue from these cogeneration facilities in the summer months, June through September, due to negotiated capacity payments we receive.
Natural gas prices can fluctuate based on seasonal and other market-related impacts. We purchase significantly more gas than we sell to generate steam and electricity in our cogeneration facilities for our producing activities. As a result, our key exposure to gas prices is in our costs. We mitigate a substantial portion of this exposure by selling excess electricity from our cogeneration operations to third parties. The pricing of these electricity sales is closely tied to the purchase price of natural gas. We also hedge a significant portion of the gas we expect to consume.
Seasonal weather conditions can impact our drilling and production activities. These seasonal conditions can occasionally pose challenges in our operations for meeting well-drilling objectives and increase competition for equipment, supplies and personnel, which could lead to shortages and increase costs or delay operations. For example, our operations may have been and in the future may be impacted by ice and snow in the winter and by electrical storms and high temperatures in the spring and summer, as well as by wild fires and rain.

Index to Financial Statements and Supplementary Data

Additionally, like other companies in the oil and gas industry, our operations are subject to stringent federal, state and local laws and regulations relating to drilling, completion, well stimulation, operation, maintenance or abandonment of wells or facilities, managing energy, water, land, greenhouse gases or other emissions, protection of health, safety and the environment, or transportation, marketing, and sale of our products. Federal, state and local agencies may assert overlapping authority to regulate in these areas. See “Items 1 and 2. Business and Properties-Regulation of Health, Safety and Environmental Matters” for a description of laws and regulations that affect our business. For more information related to regulatory risks, see “Item 1A. Risk Factors-Risks Related to Our Business and Industry”

Index to Financial Statements and Supplementary Data

Certain Operating and Financial Information
The following tables set forth information regarding average daily production, total production, and average prices for the years ended December 31, 2019 and 2018.

	Year Ended
	December 31, 2019	December 31, 2018
Average daily production:(1)(3)
Oil (MBbl/d)	25.3	22.0
Natural Gas (MMcf/d)	20.0	26.3
NGLs (MBbl/d)	0.4	0.6
Total (MBoe/d)(2)	29.0	27.0
Total Production:(3)
Oil (MBbl)	9,226	8,045
Natural gas (MMcf)	7,302	9,589
NGLs (MBbl)	151	211
Total (MBoe)(2)	10,594	9,855
Weighted-average realized prices:
Oil with hedges (Bbl)	$63.61	$59.67
Oil without hedges (Bbl)	$58.93	$64.76
Natural gas (Mcf)	$2.66	$2.74
NGLs (Bbl)	$17.02	$26.74
Average Benchmark prices:
Oil (Bbl) – Brent	$64.16	$71.69
Oil (Bbl) – WTI	$57.03	$64.81
Gas (MMBtu) – Kern, Delivered(4)	$3.14	$3.36
Natural gas (MMBtu) – Henry Hub(5)	$2.56	$3.15
__________

(1)	Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.

(2)
Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one Bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the year ended December 31, 2019, the average prices of Brent oil and Henry Hub natural gas were $64.16 per Bbl and $2.56 per MMBtu respectively, resulting in an oil-to-gas ratio of approximately 4 to 1 on an energy equivalent basis.

(3)	On November 30, 2018, we sold our non-core gas-producing properties and related assets located in the East Texas basin.

(4)	Kern, Delivered Index is the relevant index used for gas purchases in California.

(5)	Henry Hub is the relevant index used for gas sales in the Rockies.

The following table sets forth average daily production by operating area for the periods indicated:

	Year Ended
	December 31, 2019	December 31, 2018
Average daily production (MBoe/d)(1):
California	22.6	19.7
Utah	5.0	4.9
Colorado	1.4	1.7
East Texas(2)	—	0.7
Total average daily production	29.0	27.0

Index to Financial Statements and Supplementary Data

__________

(1)	Production represents volumes sold during the period.

(2)	On November 30, 2018, we sold our non-core gas-producing properties and related assets located in the East Texas basin.

Average daily oil production increased 15% for the year ended December 31, 2019 compared to the year ended December 31, 2018. Year-over-year daily overall production increased 7% due to production response from the development capital spending throughout 2019 and 2018, which more than offset the natural decline of our properties and the sale of our East Texas properties in November 2018
California production increased 15% year-over-year in response to the deployment of the substantial majority of our development capital. This increase strongly demonstrated the ability of our California properties to respond to capital investment. The 2019 development activities accelerated our California production growth during the year, resulting in a 17% increase from 21.7 MBoe/d in the three months ended December 31, 2018 to 25.5 MBoe/d in the three months ended December 31, 2019. Additionally, our 2019 capital program contributed to the increase in our California proved reserves of 24.5 MMBoe, or 23% before production, resulting in a 299% replacement ratio. We also replaced 159% of our total company proved undeveloped drilling location inventory.
The production in Utah and Colorado declined 3% year-over-year. The overall decline is primarily due to no capital allocated to Colorado, while there was a slight increase in Utah due to the deployed capital there. Additionally, we sold our East Texas gas properties in November 2018.

Index to Financial Statements and Supplementary Data

Summary by Area
The following table shows a summary by area of our selected historical financial information and operating data for the periods indicated.

	California (San Joaquin and Ventura basins)		Utah (Uinta basin)		Colorado (Piceance basin)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2019	Year Ended December 31, 2018
($ in thousands, unless noted otherwise)
Oil, natural gas and natural gas liquids sales	$498,325	$471,802	$59,383	$65,605	$7,740	$10,657
Operating income(1)	$230,500	$185,965	$7,624	$15,066	$(48,955)	$6,346
Depreciation, depletion, and amortization (DD&A)	$93,025	$72,260	$11,754	$10,420	$1,055	$646
Impairment of oil and gas properties	$—	$—	$—	$—	$51,081	$—
Average daily production (MBoe/d)	22.6	19.7	5.0	5.0	1.4	1.7
Production (oil % of total)	100%	100%	54%	48%	2%	1%
Realized sales prices:
Oil (per Bbl)	$60.51	$65.64	$45.72	$57.30	$52.36	$61.50
NGLs (per Bbl)	$—	$—	$17.08	$26.95	$—	$—
Gas (per Mcf)	$—	$—	$2.94	$2.68	$2.26	$2.75
Capital expenditures(2)	$191,955	$125,565	$10,229	$16,738	$603	$613
Total proved reserves (MMBoe)	122	106	15	19	1	18
__________

(1)
Operating income includes oil, natural gas and NGL sales, marketing revenues, other revenues, and scheduled oil derivative settlements, offset by operating expenses, general and administrative expenses, DD&A, impairment of oil and gas properties, and taxes, other than income taxes.

(2)	Excludes corporate capital expenditures.

Results of Operations

	Year Ended December 31, 2019	Year Ended December 31, 2018	$ Change	% Change
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquid sales	$565,596	$552,874	$12,722	2%
Electricity sales	29,397	35,208	(5,811)	(17)%
(Losses) gains on oil derivatives	(37,998)	(4,621)	(33,377)	722%
Marketing and other revenues	2,410	3,096	(686)	(22)%
Total revenues and other	$559,405	$586,557	$(27,152)	(5)%
Revenues and Other
Oil, natural gas and NGL sales increased $13 million to $566 million for the year ended December 31, 2019 from $553 million for the year ended December 31, 2018. The increase was driven by $76 million of higher oil volumes that was partially offset by $54 million of lower oil prices and $8 million of lower gas and natural gas liquid sales, mainly volume-related.

Index to Financial Statements and Supplementary Data

Electricity sales represent sales to utilities which decreased by $6 million or 17%, to approximately $29 million for the year ended December 31, 2019 when compared to the year ended December 31, 2018. The decrease was due to lower unit sales that were affected by unexpected downtime at our largest cogen during the summer when we receive peak pricing, and lower year-over-year gas pricing.
Included in the results of our oil derivatives for the year ended December 31, 2019 were $43 million of settlement gains reflecting the positions that expired during the year with hedge prices below the respective Brent index prices. During 2019, the change in Brent prices relative to our remaining positions at year end resulted in reduced value, resulting in mark-to-market losses in 2019. Losses on oil derivatives were $4.6 million for the year ended December 31, 2018. Our losses in 2018 were due to the mark-to-market losses incurred on oil derivatives prior to being terminated in May 2018 and settled with a $127 million payment. We terminated these derivatives and entered into new hedges to better align our hedge pricing with the then prevailing market pricing. These early-2018 losses were offset by gains on oil derivatives in the latter portion of the year, primarily due to the decline in oil prices in the fourth quarter compared to the higher hedge pricing.
Marketing and other revenues were comparable for the year ended December 31, 2019 and the year ended December 31, 2018. Marketing revenues in these periods represented sales of natural gas purchased from third-parties.

	Year Ended December 31, 2019	Year Ended December 31, 2018	$ Change	% Change
	(in thousands)
Expenses and other:
Lease operating expenses	$216,294	$188,776	$27,518	15%
Electricity generation expenses	19,490	20,619	(1,129)	(5)%
Transportation expenses	8,059	9,860	(1,801)	(18)%
Marketing expenses	2,073	2,140	(67)	(3)%
General and administrative expenses	62,643	54,026	8,617	16%
Depreciation, depletion and amortization	106,006	86,271	19,735	23%
Impairment of oil and gas properties(6)	51,081	—	51,081	100%
Taxes, other than income taxes	40,645	33,117	7,528	23%
Losses (gains) on natural gas derivatives	6,957	(6,357)	13,314	n/a
Other operating expense (income)	4,588	(2,747)	7,335	(267)%
Total expenses and other	517,836	385,705	132,131	34%
Other income (expenses):
Interest expense	(34,234)	(35,648)	1,414	(4)%
Other, net	80	243	(163)	(67)%
Total other income (expenses)	(34,154)	(35,405)	1,251	(4)%
Reorganization items, net	(426)	24,690	(25,116)	(102)%
Income (loss) before income taxes	6,989	190,137	(183,148)	(96)%
Income tax expense (benefit)	(36,550)	43,035	(79,585)	(185)%
Net (loss) income	43,539	147,102	(103,563)	(70)%
Series A Preferred Stock dividends and conversion to common stock	—	(97,942)	97,942	(100)%
Net (loss) income attributable to common stockholders	$43,539	$49,160	$(5,621)	(11)%
Adjusted EBITDA(7)	$302,184	$257,924	$44,260	17%
Adjusted Net Income (Loss)(7)	$110,228	$100,001	$10,227	10%

Index to Financial Statements and Supplementary Data

Expenses per Boe:(1)
Lease operating expenses	$20.42	$19.16	$1.26	7%
Electricity generation expenses	1.84	2.09	(0.25)	(12)%
Electricity sales	(2.77)	(3.57)	0.80	(22)%
Transportation expenses	0.76	1.00	(0.24)	(24)%
Transportation sales	(0.03)	(0.08)	0.05	(63)%
Marketing expenses	0.20	0.22	(0.02)	(9)%
Marketing revenues	(0.20)	(0.24)	0.04	(17)%
Gas purchase derivatives settlement (gains) losses	0.10	(0.24)	0.34	(142)%
Total operating expenses	$20.32	$18.33	$1.99	11%
Total unhedged operating expenses(2)	$20.22	$18.57	$1.65	9%

Total non-energy operating expenses(3)	$14.80	$13.80	$1.00	7%
Total energy operating expenses(4)	$5.51	$4.53	$0.98	22%

General and administrative expenses(5)	$5.91	$5.48	$0.43	8%
Depreciation, depletion and amortization	$10.01	$8.75	$1.26	14%
Taxes, other than income taxes	$3.84	$3.36	$0.48	14%
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

(2)	Total unhedged operating expenses equals total operating expenses less the derivatives settlements paid for gas purchases.

(3)	Total non-energy operating expenses equals total operating expenses, excluding fuel, electricity sales and gas purchase derivatives settlement (gains) losses.

(4)	Total energy operating expenses equals fuel and gas purchase derivative settlement (gains) losses less electricity sales.

(5)
Includes restructuring and other non-recurring costs and non-cash stock compensation expense, in aggregate, of approximately $1.08 per Boe and $1.36 per Boe for the year ended December 31, 2019 and December 31, 2018, respectively.

(6)	For the year ended December 31, 2019, we recorded an impairment charge of $51 million for the Piceance gas properties in Colorado.

(7)
Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (Loss), please see “Item 7 — Non-GAAP Financial Measures”

Expenses
Operating expenses increased to $20.32 per Boe for the year ended December 31, 2019 from $18.33 for the year ended December 31, 2018. This increase included approximately $1.26 per Boe of increased repair and maintenance expenses, $0.80 decreased electricity sales, and $0.18 increased hedged fuel cost. This was partially offset by $0.24 lower transportation expense. On an unhedged basis, operating expenses increased $1.65 per Boe to $20.22 for the year ended December 31, 2019 from $18.57 for the year ended December 31, 2018. Operating expenses are defined above in "How We Plan And Evaluate Operations".
Lease operating expenses increased $1.26 per Boe to $20.42 for the year ended December 31, 2019 from $19.16 for the year ended December 31, 2018. The increase included repair and maintenance costs of $0.66 per Boe for facility tanks and vessels, and $0.61 for well servicing maintenance. These increases in maintenance costs for facilities and wells during 2019 resulted from our continuing efforts to aggressively manage repair and maintenance activities, in

Index to Financial Statements and Supplementary Data

particular, long-term delayed maintenance on some equipment. Lease operating expenses include fuel, maintenance, labor including supervision, vehicles, workover expenses, field office, and tools and supplies.
Electricity generation expenses decreased $0.25 to $1.84 per Boe for the year ended December 31, 2019 from $2.09 for the year ended December 31, 2018 mostly due to higher downtime and lower natural gas costs. These fuel costs exclude the effects of natural gas derivative settlements mentioned elsewhere.
Losses on natural gas derivatives of $7 million for the year ended December 31, 2019 included $6 million of mark-to-market valuation losses and $1 million, or $0.10 per Boe of gas hedge settlements. For the year ended December 31, 2018, gains on natural gas derivatives were $6 million including $4 million of mark-to-market valuation gains and $2 million, or $0.24 per Boe of gas hedge settlements.
In late 2018 we began hedging a portion of our internal consumption of natural gas used primarily to fuel our cogeneration units. Early in 2019 we increased the volume of natural gas volume hedged given the increase in natural gas prices at that time. Gains on natural gas derivatives in 2018 and in early 2019 reflected relatively high gas prices in California, compared to the strike price of our derivatives. However, the price decrease towards the end of the year resulted in mark-to-market hedging losses in 2019.
Transportation expenses decreased $0.24 per Boe to $0.76 for the year ended December 31, 2019 from $1.00 for the year ended December 31, 2018, mainly due to the impact from selling our East Texas asset during the fourth quarter of 2018 and lower volumes shipped from our Rockies assets.
Marketing expenses were comparable for the year ended December 31, 2019 and the year ended December 31, 2018. Marketing expenses in these periods, which exclude the effects of hedging, represented the cost of natural gas purchased from third-parties.
General and administrative expenses increased by $9 million or 16%, to approximately $63 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. General and administrative expenses included restructuring and other non-recurring costs that decreased year over year to approximately $3.1 million from $6.8 million due to the completion of those activities in early 2019. For the same periods non-cash stock compensation costs increased to approximately $8.4 million from $6.6 million due to increased headcount.
Adjusted general and administrative expenses, which exclude restructuring and other non-recurring costs and non-cash stock compensation costs, were approximately $51 million or $4.84 per Boe for the year ended December 31, 2019 compared to $41 million or $4.13 per Boe for the year ended December 31, 2018. The increases in both general and administrative expenses and adjusted general and administrative expenses were primarily due to increased costs associated with our growth and public company status, and the continuing development and growth of our corporate affairs department and activities whose purpose is to support our efforts and participation in the regulatory, political and legislative process primarily in California.
DD&A increased by approximately $20 million or 23%, to approximately $106 million, for the year ended December 31, 2019 compared to the year ended December 31, 2018. On a per Boe basis, DD&A increased $1.26 to $10.01 year over year primarily due to higher 2019 depreciation and depletion rates caused by increasing capital development programs in 2018 and 2019.
Impairment of Oil and Gas Properties
At year end 2019, we evaluated our proved and unproved natural gas properties in regards to the decline in our expectations of future gas prices. As a result, we recorded a non-cash pre-tax asset impairment charge of $51 million for our Piceance gas properties in Colorado, of which $23 million was for proved properties and $28 million for unproved properties.

Index to Financial Statements and Supplementary Data

Taxes, Other Than Income Taxes

	Year Ended December 31, 2019	Year Ended December 31, 2018	$ Change	% Change
	(per Boe)
Severance taxes	$0.63	$0.95	$(0.32)	(34)%
Ad valorem taxes	1.38	1.38	0.00	0%
Greenhouse gas allowances	1.83	1.03	0.80	78%
Total taxes other than income taxes	$3.84	$3.36	$0.48	14%
Taxes, other than income taxes, increased to $3.84 per Boe for the year ended December 31, 2019 from $3.36 for the year ended December 31, 2018 due to higher greenhouse gas allowance costs, partially offset by lower severance taxes than in the year ended December 31, 2018. Greenhouse gas allowance costs increased as a result of fewer free allowances from the state of California and higher spot prices for those allowances purchased, both of which increased the average unit cost of emissions incurred. The lower severance taxes in the year ended December 31, 2019 were the result of increased exemptions.
Other Operating Expense (Income)
Other operating expenses were $5 million in the year ended December 31, 2019 and mainly consisted of excess abandonment costs. The gains in 2018 included a $4 million gain from the sale of our East Texas property, offset by a $1 million loss on settlement of asset retirement obligations, largely due to a change in timing of the retirements.
Interest Expense
Interest expense decreased slightly due to less borrowings throughout 2019 compared to 2018.
Reorganization Items, Net
Reorganization items, net, consisted of less than $1 million expense for the year ended December 31, 2019, compared to $25 million of income primarily from the return of undistributed funds reserved for settlement of claims of general unsecured creditors for the year ended December 31, 2018.
Income Tax Expense (Benefit)
For the year ended December 31, 2019 we had an income tax benefit of approximately $37 million and for the year ended December 31, 2018 we had an income tax provision of approximately $43 million. The key contributor to the year-over-year change in income taxes and our effective rate from 23% for the year ended December 31, 2018 to (523)% for the year ended December 31, 2019 is due to the recognition of US federal general business credits in 2019 and are related to the 2017 and 2018 tax periods. These credits are available to offset future federal income tax liabilities. Refer to Note 8 of the consolidated financial statements for more information about our income taxes.
Series A Preferred Stock dividends and conversion to common stock
There were no Series A Preferred Stock dividends in 2019. Series A Preferred Stock (the "Series A Preferred Stock") was converted to common stock (the "Series A Preferred Stock Conversion") in 2018 when a $60 million payment was made to preferred stockholders in the Series A Preferred Stock Conversion in conjunction with our IPO, and the $27 million conversion value assigned to the additional 1.9 million shares of common stock received by the preferred stockholders, and $11 million of dividends paid prior to the conversion.

Index to Financial Statements and Supplementary Data

Liquidity and Capital Resources
Currently, we expect our primary sources of liquidity and capital resources will be Levered Free Cash Flow, and as needed, borrowings under the RBL Facility. Depending upon market conditions and other factors, we have issued and may issue additional equity and debt securities; however, we expect our operations to continue to generate positive Levered Free Cash Flow at current commodity prices allowing us to fund operations at sustained production levels and organic growth. Remaining excess cash flow could be used in various ways, including additional return of capital to shareholders, debt repurchases, bolt-on acquisitions and maintained as cash. As of December 31, 2019, we have available liquidity of $391 million under our RBL Facility. We believe our liquidity and capital resources will be sufficient to conduct our business and operations for the next 12 months.
Cash Dividends
Our Board of Directors approved a $0.12 per share quarterly cash dividend on our common stock each quarter in 2019. We paid the fourth quarter dividend in January 2020 and declared the first quarter 2020 dividend of $0.12 per share in February 2020, which is payable in April 2020. Since our IPO in July 2018 through February 2020, we have returned $65 million in regular quarterly dividends.
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
The 2026 Notes do not restrict us from making open market and other purchases of such notes.
Bond Repurchase Program

Index to Financial Statements and Supplementary Data

In February 2020, our Board of Directors adopted a program for the opportunistic repurchase of up to $75 million of our 2026 Notes. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate Berry Corp. to purchase the 2026 Notes during any period or at all.
The RBL Facility

On July 31, 2017, we entered into the RBL Facility. The RBL Facility provides for a revolving loan with up to $1.5 billion of commitments, subject to a reserve borrowing base.
The RBL Facility also provides a letter of credit subfacility for the issuance of letters of credit in an aggregate amount not to exceed $25 million. Issuances of letters of credit reduce the borrowing availability for revolving loans under the RBL Facility on a dollar for dollar basis. Borrowing base redeterminations become effective each May and November, although each of the administrative agent and Berry LLC may make one interim redetermination between scheduled redeterminations. The RBL Facility has an elected commitment feature that allows us to increase commitments to the amount of our borrowing base with lender approval. In late 2019, we completed a borrowing base redetermination under our RBL Facility that set our borrowing base to $500 million and reaffirmed our elected commitment amount at $400 million. The RBL Facility matures on July 29, 2022, unless terminated earlier in accordance with the RBL Facility terms. As of December 31, 2019, we had approximately $7 million in letters of credit outstanding, $2 million borrowed and borrowing availability of $391 million under the RBL Facility. As of January 31, 2020, we had no borrowings outstanding, $7 million in letters of credit outstanding, and approximately $393 million of available borrowings capacity under the RBL Facility.
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
The RBL Facility requires us to maintain on a consolidated basis as of each quarter-end (i) a Leverage Ratio of no more than 4.00 to 1.00 and (ii) a Current Ratio of at least 1.00 to 1.00. The RBL Facility also contains customary restrictions. As of December 31, 2019, our Leverage Ratio and Current Ratio were 1.4:1.00 and 3.2:1.00, respectively. As of December 31, 2019, we were in compliance with the financial covenants under the RBL Facility.
The RBL Facility permits us to repurchase equity and indebtedness, among other things, if availability is equal to or greater than 15% of the elected commitments or borrowing base, whichever is in effect, and our pro forma leverage ratio is less than or equal to 2.75 to 1.00.
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

Index to Financial Statements and Supplementary Data

Corporate Organization
Berry Corp., as Berry LLC's parent company, has no independent assets or operations. Any guarantees of potential future registered debt securities by Berry Corp. or Berry LLC would be full and unconditional. Berry Corp. and Berry LLC currently do not have any other subsidiaries. In addition, there are no significant restrictions upon the ability of Berry LLC to distribute funds to Berry Corp. by distribution or loan other than under the RBL Facility. None of the assets of Berry Corp. or Berry LLC represent restricted net assets.
The RBL permits Berry LLC to make distributions to Berry Corp. so long as both before and after giving pro forma effect to such distribution no default or borrowing base deficiency exists, availability equals or exceeds 15% of the then effective borrowing base, and Berry Corp. demonstrates a pro forma leverage ratio less than or equal to 2.75 to 1.00. The conditions are currently met with significant margin.
Hedging
We have protected a significant portion of our anticipated cash flows through our commodity hedging program, including through fixed-price derivative contracts for oil production and gas purchases. For information regarding risks related to our hedging program, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry”.
We currently have hedged a significant portion of our crude oil production through 2020 and into 2021. Our generally low-decline production base, coupled with our stable operating cost environment, affords an ability to hedge a material amount of our future expected production. Oil derivative settlements increased for the year ended December 31, 2019 when compared to the year ended December 31, 2018, as a result of an increase in realized oil prices with hedges, as well as, an increase in oil volumes hedged.
As of December 31, 2019, we had the following crude oil production and gas purchases hedges.

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	FY 2021
Fixed Price Oil Swaps (Brent):
Hedged volume (MBbls)	1,729	1,456	1,472	1,472	730
Weighted average price ($/Bbl)	$63.92	$64.30	$64.21	$64.21	$58.50
Fixed Price Oil Swaps (WTI):
Hedged volume (MBbls)	91	30	—	—	—
Weighted average price ($/Bbl)	$61.75	$61.75	$—	$—	$—
Fixed Price Gas Purchase Swaps (Kern, Delivered):
Hedged volume (MMBtu)	5,005,000	5,005,000	5,060,000	2,315,000	900,000
Weighted average price ($/MMBtu)	$2.89	$2.89	$2.89	$2.79	$2.50
Fixed Price Gas Purchase Swaps (SoCal Citygate):
Hedged volume (MMBtu)	455,000	455,000	460,000	155,000	—
Weighted average price ($/MMBtu)	$3.80	$3.80	$3.80	$3.80	$—
After December 31, 2019 we added fixed price gas purchase swaps (Kern, Delivered) of 5,000 MMBtu/d at $2.55 beginning November 2020 through October 2021.

Index to Financial Statements and Supplementary Data

The following table summarizes the historical results of our hedging activities.

	Year Ended
	December 31, 2019	December 31, 2018
Crude Oil (per Bbl):
Realized sales price, before the effects of derivative settlements	$58.93	$64.76
Effects of derivative settlements	$4.69	$(5.09)
Natural Gas (per MMBtu):
Purchase price, before the effects of derivative settlements	$3.18	$3.27
Effects of derivative settlements	$0.04	$(0.10)
In 2019, our gas purchase derivative settlements resulted in payments as the strike price of our hedges were higher than the index price. In 2018, our gas purchase derivative settlements resulted in receipts as the strike price of our hedges were lower than the index price.
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
Capital Program
For the years ended December 31, 2019 and 2018 our capital expenditures were approximately $211 million and $148 million, respectively, on an accrual basis excluding acquisitions. California production increased 15% year-over-year in response to the deployment of the substantial majority of our development capital. This increase strongly demonstrated the ability of our California properties to respond to capital and perform as expected. Additionally, our 2019 capital program contributed to the increase in our California proved reserves of 24.5 MMBoe, or 23% before production, resulting in a 299% replacement ratio. We also replaced 159% of our total company proved undeveloped drilling location inventory.
Our 2020 anticipated capital expenditure budget is approximately $125 to $145 million. Using the mid-point of this range, we expect to have a decrease of approximately 36% over 2019 capital expenditures. Our 2020 capital program is focused on generating strong year-over-year oil production growth in California, while holding overall production close to flat throughout the year, and continue returning capital to our shareholders. Based on current commodity prices and our drilling success rate, we expect to be able to fund our 2020 capital development programs while producing positive Levered Free Cash Flow and continue to pay quarterly dividends. We anticipate oil production will be approximately 90% of total production in 2020, compared to 87% in 2019 and 82% in 2018. During 2020, we expect to employ up to three drilling rigs in California throughout the last three quarters of the year, and averaging up to one rig in the first quarter. For the year, we expect to drill 195 to 225 gross development wells, almost all of which will be in California for oil production. However, the execution of these plans requires certain regulatory review and approvals, and current and future laws and regulations could impact our ability to successfully execute our plans. Please see “Regulation of Health, Safety and Environmental Matters” for additional discussion.
In addition to capital expenditures, we also incur costs associated with retiring assets and remediating property at the end of its useful life, both due to regulatory obligations and our focus on EH&S as we develop existing fields. Most of these obligations and activities are regulated by governmental agencies. During 2019, we spent approximately $27 million in fulfilling these obligations and in 2020 we expect to spend approximately $20 million. A significant portion of these costs is a result of California's new idle well regulations which became effective in 2019 and accelerated the timing of abandonment of certain existing idle wells. In accordance with these regulations, we expect to plug and abandon a majority of our existing idle wells over the next eight years.

Index to Financial Statements and Supplementary Data

The amount and timing of capital expenditures is within our control and subject to our management’s discretion, and may be adjusted during the year depending on commodity prices and other factors. We retain the flexibility to defer planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil, natural gas and NGLs, the receipt and timing of required regulatory permits and approvals, the availability of necessary equipment, infrastructure and capital, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners, as well as general market conditions.
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
Stock Repurchase Program
In December 2018, our Board of Directors adopted a program for the opportunistic repurchase of up to $100 million of our common stock. Based on the Board’s evaluation of current market conditions for our common stock they authorized current repurchases of up to $50 million under the program. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate Berry Corp. to purchase shares during any period or at all. Any shares acquired will be available for general corporate purposes.
In 2019 the Company repurchased 4,609,021 shares at an average price of $9.99. Since 2018 the Company has repurchased a total of 5,057,682 shares at an average price of $9.88 per share under the Stock Repurchase Program,

Index to Financial Statements and Supplementary Data

which is reflected as treasury stock. In February 2020, the Board of Directors authorized the remaining $50 million of our $100 million repurchase program.
Preferred Stock Dividends
In March 2018, our board of directors approved a cumulative paid-in-kind dividend on the Series A Preferred Stock for the periods through December 31, 2017. The cumulative dividend was 0.050907 new shares per outstanding share or approximately 1,825,000 shares in total. Also in the first and second quarter of 2018 the board of directors approved a $0.158 per share and a $0.15 per share cash dividend on the Series A Preferred Stock, respectively, for a total of $11.3 million.
Statements of Cash Flows
The following is a comparative cash flow summary:

	Year Ended
	December 31, 2019	December 31, 2018
	(in thousands)
Net cash:
Provided by operating activities(1)	$241,829	$105,471
Used in investing activities	(225,025)	(121,440)
(Used in) provided by financing activities	(85,484)	15,911
Net decrease in cash, cash equivalents and restricted cash	$(68,680)	$(58)
__________

(1)	The amounts provided by operating activities in 2018 were negatively impacted by a one-time $127 million payment in May 2018 for early termination on derivatives.

Operating Activities
Cash provided by operating activities increased for the year ended December 31, 2019 by approximately $136 million when compared to the year ended December 31, 2018, due to the early termination of certain hedge contracts paid during the second quarter of 2018 of $127 million, the year-over-year increase in oil derivative cash settlements received of $84 million, and the increase in oil, natural gas and natural gas liquids sales of approximately $13 million, offset by increased operating expenses of $35 million, increased taxes, other than income of approximately $8 million, increased general and administrative expenses of $9 million and working capital changes of approximately $39 million.

Index to Financial Statements and Supplementary Data

Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Year Ended
	December 31, 2019	December 31, 2018
	(in thousands)
Capital expenditures (1)
Development of oil and natural gas properties	$(219,176)	$(94,225)
Changes in capital investment accruals	12,814	(20,371)
Purchase of other property and equipment	(16,792)	(15,056)
Acquisition of properties and equipment	(2,840)	—
Proceeds from sale of properties and equipment and other	969	8,212
Cash used in investing activities:	$(225,025)	$(121,440)
__________

(1)	Based on actual cash payments rather than accrual.

Cash used in investing activities increased $104 million for the year ended December 31, 2019 when compared to the year ended December 31, 2018, primarily due to an increase in capital spending in accordance with the 2019 capital program.
Financing Activities
Cash used in financing activities was approximately $85 million for the year ended December 31, 2019 and was primarily used to purchase treasury stock of $47 million and pay dividends on common stock of approximately $39 million, offset by approximately $2 million of net borrowings under the RBL Facility for monthly working capital fluctuations.
Cash provided by financing activities was approximately $16 million for the year ended December 31, 2018 and was due to the net proceeds of $391 million from the issuance of our 2026 Notes and $110 million from our IPO in July 2018, offset by $379 million in payments on our RBL Facility, a $60 million payment to preferred stockholders in connection with the Series A Preferred Stock Conversion, $20 million payments to repurchase the rights to our common stock from certain claimholders originating from the bankruptcy process, $11 million in cash dividends declared on our Series A Preferred Stock, $7 million in dividends paid on our common stock and $3 million to acquire treasury shares under our stock repurchase program.
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
We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at

Index to Financial Statements and Supplementary Data

December 31, 2019 and December 31, 2018. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves accrued on our balance sheet would not be material to our consolidated financial position or results of operations.
We have certain commitments under contracts, including purchase commitments for goods and services. We previously had an obligation to a counterparty in connection with our Piceance assets to either build a road or secure a license for alternative access, in lieu of paying a $6 million penalty. As of December 31, 2019, we fulfilled the obligation by delivering the access license pursuant to the agreement. The counterparty has since filed a claim challenging the sufficiency of such access.
We, or our subsidiary, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of December 31, 2019, we are not aware of material indemnity claims pending or threatened against us.
Contractual Obligations
The following is a summary of our commitments and contractual obligations as of December 31, 2019:

	Payments Due
	Total	2020	2021-2022	2023-2024	Thereafter
	(in thousands)
Debt obligations:
RBL Facility	$1,850	$—	$1,850	$—	$—
2026 Notes	400,000	—	—	—	400,000
Interest(1)	171,529	28,000	56,000	56,000	31,529
Other:
Asset retirement obligations(2)	149,227	21,434	—	—	127,793
Off-Balance Sheet arrangements:
Processing and transportation contracts(3)	13,462	7,136	5,265	1,061	—
Operating lease obligations	11,969	1,723	3,471	3,067	3,708
Other(4)	6,000	6,000	—	—	—
Total contractual obligations	$754,037	$64,293	$66,586	$60,128	$563,030
__________

(1)	Represents interest on the 2026 Notes computed at 7.0% through contractual maturity in 2026.

(2)
Represents the estimated future asset retirement obligations on a discounted basis. We do not show the long-term asset retirement obligations by year as we are not able to precisely predict the timing of these amounts. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to revisions based on numerous factors, including the rate of inflation, changing technology, and changes to federal, state and local laws and regulations. See Note 1 in the Notes to Consolidated Financial Statements in Part II—Item 8. Financial Statements and Supplementary Data for more information.

(3)
Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure transportation of our natural gas production to market as well as pipeline and processing capacity.

(4)
We have certain commitments under contracts, including purchase commitments for goods and services. We previously had an obligation to a counterparty in connection with our Piceance assets to either build a road or secure a license for alternative access, in lieu of paying a $6 million penalty. As of December 31, 2019, we fulfilled the obligation by delivering the access license pursuant to the agreement. The counterparty has since filed a claim challenging the sufficiency of such access.

Index to Financial Statements and Supplementary Data

Balance Sheet Analysis
The changes in our balance sheet from December 31, 2018 to December 31, 2019 are discussed below.

	December 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$—	$68,680
Accounts receivable, net	$71,867	$57,379
Derivative instruments - current and long-term	$9,691	$91,885
Other current assets	$19,399	$14,367
Property, plant & equipment, net	$1,576,267	$1,442,708
Other non-current assets	$12,974	$17,244
Accounts payable and accrued liabilities	$151,811	$144,118
Derivative instruments - current and long-term	$4,958	$—
Long-term debt	$394,319	$391,786
Asset retirement obligation	$124,019	$89,176
Other non-current liabilities	$33,586	$14,902
Equity	$972,448	$1,006,446
See “—Liquidity and Capital Resources” for discussions about the changes in cash and cash equivalents.
The $14 million increase in accounts receivable was driven mostly by higher sales period-over-period, partially offset by lower hedge settlements outstanding at each period-end.
The $77 million decrease in derivative assets and liabilities reflected the reduction in the mark-to-market values relative to the strike price of the derivatives at the end of each period presented, as well as the change in positions held at the end of each period and the settlements received throughout the period.
The $5 million increase in other current assets was mainly due to purchases of materials inventory related to our capital development program.
The $134 million increase in property, plant and equipment was largely the result of increased capital investments in oil and gas properties, as well as revisions to timing and cost estimates in our asset retirement obligations noted below, partially offset by increased accumulated depreciation of all properties and the Piceance property impairment.
The $4 million decrease in other non-current assets was primarily due to amortization of debt issuance costs.
The $8 million increase in accounts payable and accrued liabilities included approximately $19 million for the increased current portion of the asset retirement obligation partially offset by decreased accruals for various capital and operating costs of $10 million due to the level of these costs at the end of each year.
The $3 million increase in long-term debt primarily represented borrowing and repayment activity from our RBL Facility for monthly working capital fluctuations.
The $35 million increase in the long-term portion of the asset retirement obligation reflected revisions to timing and cost estimates of $57 million, $12 million for new wells, and $8 million of accretion expense. A significant portion of the change in estimate was a result of California's new idle well regulations which became effective in 2019. These regulations accelerated the abandonment timing of certain long existing idle wells. These increases were partially offset by increased liability settlements of $22 million and a $19 million change from long to short-term asset retirement obligation.

Index to Financial Statements and Supplementary Data

The $19 million increase in other non-current liabilities primarily represented increases to the greenhouse gas liability, which is due for payment more than one year from December 31, 2019.
The $34 million decrease in equity was due to the purchase of treasury stock for $46 million and common stock dividends declared of $39 million. These decreases were offset by $44 million of net income and $8 million related to our stock-based incentive awards.
Non-GAAP Financial Measures
Adjusted EBITDA, Levered Free Cash Flow, Adjusted Net Income (Loss) and Adjusted General and Administrative Expenses
Adjusted Net Income (Loss) is not a measure of net income (loss), Levered Free Cash Flow is not a measure of cash flow, and Adjusted EBITDA is not a measure of either, in all cases, as determined by GAAP. Adjusted EBITDA, Adjusted Net Income (Loss) and Levered Free Cash Flow are supplemental non-GAAP financial measures used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.
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
Our management believes Adjusted EBITDA provides useful information in assessing our financial condition, results of operations and cash flows and is widely used by the industry and the investment community. The measure also allows our management to more effectively evaluate our operating performance and compare the results between periods without regard to our financing methods or capital structure. Levered Free Cash Flow is used by management as a primary metric to plan capital allocation to sustain production levels and for internal growth opportunities, as well as hedging needs. It also serves as a measure for assessing our financial performance and our ability to generate excess cash from operations to service debt and pay dividends.
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
Adjusted General and Administrative Expenses is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted General and Administrative Expenses as general and administrative expenses adjusted for restructuring and other non-recurring costs and non-cash stock compensation expense. Management believes

Index to Financial Statements and Supplementary Data

Adjusted General and Administrative Expenses is useful because it allows us to more effectively compare our performance from period to period.
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
The following tables present reconciliations of the non-GAAP financial measures Adjusted EBITDA, Levered Free Cash Flow, and Adjusted Net Income (Loss) to the GAAP financial measures of net income (loss) and net cash provided or used by operating activities, as applicable, for each of the periods indicated.

	Year Ended
	December 31, 2019	December 31, 2018
	(in thousands)
Adjusted EBITDA reconciliation to net income (loss):
Net (loss) income	$43,539	$147,102
Add (Subtract):
Interest expense	34,234	35,648
Income tax expense (benefit)	(36,550)	43,035
Depreciation, depletion, and amortization	106,006	86,271
Impairment of oil and gas properties	51,081	—
Derivative losses (gains)	44,955	(1,735)
Net cash received (paid) for scheduled derivative settlements(1)	42,197	(38,482)
Other operating expenses (income)	4,588	(2,747)
Stock compensation expense	8,647	6,750
Restructuring and other non-recurring costs	3,061	6,773
Reorganization items, net	426	(24,690)
Adjusted EBITDA	$302,184	$257,924
__________

(1)	Net cash received (paid) for scheduled derivative settlements does not include the $127 million in cash paid for early terminated derivatives in 2018.

Index to Financial Statements and Supplementary Data

	Year Ended
	December 31, 2019	December 31, 2018
	(in thousands)
Adjusted EBITDA and Levered Free Cash Flow reconciliation to net cash provided by (used in) operating activities:
Net cash provided by operating activities	$241,829	$105,471
Add (Subtract):
Cash interest payments	30,720	19,761
Cash income tax refunds	(2)	(1,901)
Cash reorganization item payments	—	832
Restructuring and other non-recurring costs	3,061	6,773
Derivative early termination payment	—	126,949
Other changes in operating assets and liabilities	26,576	39
Adjusted EBITDA	$302,184	$257,924
Subtract:
Capital expenditures - accrual basis	(211,095)	(147,831)
Interest expense	(34,234)	(35,648)
Cash dividends declared(1)	(39,053)	(28,658)
Levered Free Cash Flow(2)	$17,802	$45,787
__________

(1)
Cash dividends declared in 2018 include $11 million of dividends for Series A Preferred Stock for the first two quarters of 2018 and $17 million of dividends for common stock. In connection with our IPO in July 2018, all of our outstanding Series A Preferred Stock was automatically converted into common stock. Common stock dividends were $0.09 per share for the third quarter of 2018, which was pro-rated from the date of our IPO through September 30, 2018, and $0.12 per share for the fourth quarter of 2018 and each quarter in 2019.

(2)
Levered Free Cash Flow includes cash received for scheduled derivative settlements of $42 million for the year ended December 31, 2019, and cash paid for scheduled derivative settlements $38 million for the year ended December 31, 2018.

The following table presents a reconciliation of the non-GAAP financial measure Adjusted Net Income (Loss) to the GAAP financial measure of Net income (loss).

	Year Ended
	December 31, 2019	December 31, 2018
	(in thousands)
Adjusted Net Income (Loss) reconciliation to net income (loss):
Net (loss) income	$43,539	$147,102
Subtract: prior year income tax credits	(38,653)	—

Add (Subtract):
Losses (gains) on oil and natural gas derivatives	44,955	(1,735)
Net cash received (paid) for scheduled derivative settlements	42,197	(38,482)
Other operating expenses (income)	4,588	(2,747)
Impairment of oil and gas properties	51,081	—
Restructuring and other non-recurring costs	3,061	6,773
Reorganization items, net	426	(24,690)
Total additions (subtractions), net	146,308	(60,881)
Income tax (expense) benefit of adjustments at effective tax rate(1)	(40,966)	13,780
Adjusted Net Income (Loss)	$110,228	$100,001

Index to Financial Statements and Supplementary Data

__________

(1)	Excludes prior year income tax credits from the total additions (subtractions), net line item and the tax effect the prior tax credits have on the current year effective tax rate.

The following table presents a reconciliation of the non-GAAP financial measure Adjusted General and Administrative Expenses to the GAAP financial measure of general and administrative expenses for each of the periods indicated.

	Year Ended
	December 31, 2019	December 31, 2018
	(in thousands)
Adjusted General and Administrative Expense reconciliation to general and administrative expenses:
General and administrative expenses	$62,643	$54,026
Subtract:
Restructuring and other non-recurring costs	(3,061)	(6,773)
Non-cash stock compensation expense (G&A portion)	(8,356)	(6,585)
Adjusted general and administrative expenses	$51,226	$40,668

Adjusted general and administrative expenses ($/MBoe)	$4.84	$4.13
Off-Balance Sheet Arrangements
See “—Liquidity and Capital Resources—Commitments, and Contingencies” and “—Contractual Obligations ” for information regarding our off-balance sheet arrangements.
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
Oil and Natural Gas Properties
Proved Properties

We account for oil and natural gas properties in accordance with the successful efforts method. Under this method, all acquisition costs of proved properties are capitalized and amortized on a unit-of-production basis over the remaining life of the proved reserves. All development costs of proved properties are capitalized and amortized on a unit-of-production basis over the remaining life of the proved developed reserves. Costs of retired, sold or abandoned properties that constitute a part of an amortization base are charged or credited, net of proceeds, to accumulated depreciation, depletion and amortization unless doing so significantly affects the unit-of-production amortization rate, in which case a gain or loss is recognized in the current period. Gains or losses from the disposal of other properties are recognized in the current period. For assets acquired, we base the capitalized cost on fair value at the acquisition date. We expense expenditures for maintenance and repairs necessary to maintain properties in operating condition, as well as annual lease rentals, as they are incurred. Estimated dismantlement and abandonment costs are capitalized, net of salvage, at their estimated net present value and amortized over the remaining lives of the related assets. Interest is capitalized only during the periods in which these assets are brought to their intended use. We only capitalize the interest on borrowed funds related to our share of costs associated with qualifying capital expenditures.

Index to Financial Statements and Supplementary Data

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
Unproved Properties

A portion of the carrying value of our oil and gas properties was attributable to unproved properties. At December 31, 2019 and 2018, the net capitalized costs attributable to unproved properties were approximately $314 million and $388 million, respectively. The unproved amounts were not subject to depreciation, depletion and amortization until they were classified as proved properties and amortized on a unit-of-production basis. We evaluate the impairment of our unproved oil and gas properties whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the exploration and development work were to be unsuccessful, or management decided not to pursue development of these properties as a result of lower commodity prices, higher development and operating costs, contractual conditions or other factors, the capitalized costs of such properties would be expensed. The timing of any write-downs of unproved properties, if warranted, depends upon management’s plans, the nature, timing and extent of future exploration and development activities and their results. We believe our current plans and exploration and development efforts will allow us to realize the carrying value of our unproved property balance at December 31, 2019.
At year end 2019, we evaluated our proved and unproved natural gas properties in regards to the decline in our expectations of future gas prices. As a result, we recorded a non-cash pre-tax asset impairment charge of $51 million for our Piceance gas properties in Colorado, of which $23 million was for proved properties and $28 million for unproved properties.
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

Index to Financial Statements and Supplementary Data

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
The most significant items on our balance sheet that would be affected by recurring fair value measurements are derivatives. We determine the fair value of our oil and natural gas derivatives using valuation techniques which utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. We classify these measurements as Level 2.
Stock-based Compensation
We have issued restricted stock units (“RSUs”) that vest over time and performance-based restricted stock units (“PSUs”) that vest based on our achievement of certain average prices per share or total shareholder return, to certain employees and non-employee directors. The fair value of the stock-based awards is determined at the date of grant and is not remeasured. Prior to our IPO in July 2018, we determined the fair value of the RSUs based on an estimate of the fair value of our equity using an income approach. We used a discounted cash flow method to value the estimated future cash flows at an appropriate discount rate. Subsequent to our IPO, since the underlying shares are now trading in the public markets, these estimates are no longer necessary. For PSUs, compensation value is measured on the grant date using payout values derived from a Monte-Carlo valuation model. Estimates used in the Monte Carlo valuation model are considered highly complex and subjective. Compensation expense, net of actual forfeitures, for the RSUs and PSUs is recognized on a straight-line basis over the requisite service periods, which is over the awards’ respective vesting or performance periods which range from one to three years.
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

Index to Financial Statements and Supplementary Data

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

Index to Financial Statements and Supplementary Data

of the occurrence of a variation that would have significantly affected the reorganization value include those regarding pricing, discount rates and the amount and timing of capital expenditures.
Our principal assets are our oil and natural gas properties. The fair values of oil and natural gas properties were estimated using a valuation technique consistent with the income approach, specifically the discounted cash flows method. We also used the market approach to corroborate the valuation results from the income approach. We used a market-based weighted-average cost of capital discount rate of 10% for proved and unproved reserves, with further risk adjustment factors applied to the discounted values. The underlying commodity prices embedded in our estimated cash flows are based on the Brent and Henry Hub forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that we believe will impact realizable prices. Forward curve pricing was used for years 2017 through 2019 and then was escalated at approximately 2.0%.
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

Index to Financial Statements and Supplementary Data

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The information included or incorporated by reference in this report includes forward-looking statements that involve risks and uncertainties that could materially affect our expected results of operations, liquidity, cash flows and business prospects. Such statements specifically include our expectations as to our future financial position, liquidity, cash flows, results of operations and business strategy, potential acquisition opportunities, other plans and objectives for operations, capital for sustained production levels, expected production and costs, reserves, hedging activities, capital expenditures, return of capital, improvement of recovery factors and other guidance. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. You can typically identify forward-looking statements by words such as aim, anticipate, achievable, believe, budget, continue, could, effort, estimate, expect, forecast, goal, guidance, intend, likely, may, might, objective, outlook, plan, potential, predict, project, seek, should, target, will or would and other similar words that reflect the prospective nature of events or outcomes. For any such forward-looking statement that includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, sometimes materially. Material risks that may affect us are discussed above in “Item 1A. Risk Factors” in this prospectus, in any applicable prospectus supplement and in the documents incorporated by reference.
Factors (but not necessarily all the factors) that could cause results to differ include among others:

•	volatility of oil, natural gas and NGL prices;

•	inability to generate sufficient cash flow from operations or to obtain adequate financing to fund capital expenditures, meet our working capital requirements or fund planned investments;

•	price and availability of natural gas;

•	our ability to use derivative instruments to manage commodity price risk;

•	availability or timing of, or conditions imposed on, permits and approvals;

•	our ability to meet our planned drilling schedule, including due to our ability to obtain permits, and to successfully drill wells that produce oil and natural gas in commercially viable quantities;

•
the impact of current laws and regulations, and of pending or future legislative and regulatory changes and other government activities, including those related to drilling, completion, well stimulation, operation, maintenance or abandonment of wells or facilities, managing energy, water, land, greenhouse gases or other emissions, protection of health, safety and the environment, or transportation, marketing and sale of our products;

•	concerns about climate change and other air quality issues;

•	uncertainties associated with estimating proved reserves and related future cash flows;

•	our ability to replace our reserves through exploration and development activities;

•	lower–than–expected production, reserves or resources from development projects or higher–than–expected decline rates;

•	our ability to obtain timely and available drilling and completion equipment and crew availability and access to necessary resources for drilling, completing and operating wells

•	changes in tax laws;

•	effects of competition;

•	our ability to make acquisitions and successfully integrate any acquired businesses;

•	market fluctuations in electricity prices and the cost of steam;

•	asset impairments from commodity price declines;

Index to Financial Statements and Supplementary Data

•	large or multiple customer defaults on contractual obligations, including defaults resulting from actual or potential insolvencies;

•	geographical concentration of our operations;

•	our ability to improve our financial results and profitability following our emergence from bankruptcy and other risks and uncertainties related to our emergence from bankruptcy;

•	impact of derivatives legislation affecting our ability to hedge;

•	ineffectiveness of internal controls;

•	catastrophic events;

•	litigation;

•	our ability to retain key members of our senior management and key technical employees; and

•	information technology failures or cyber attacks.
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
Price Risk
Our most significant market risk relates to prices for oil, natural gas, and NGLs. Management expects energy prices to remain unpredictable and potentially volatile. As energy prices decline or rise significantly, revenues, certain costs such as fuel gas, and cash flows are likewise affected. In addition, a non-cash write-down of our oil and gas properties may be required if commodity prices experience a significant decline.
We have hedged a large portion of our expected crude oil production and our natural gas purchase requirements to reduce exposure to fluctuations in commodity prices. We use derivatives such as swaps, calls and puts to hedge. We do not enter into derivative contracts for speculative trading purposes and we have not accounted for our derivatives as cash-flow or fair-value hedges. We continuously consider the level of our oil production and gas purchases that is appropriate to hedge based on a variety of factors, including, among other things, current and future expected commodity prices, our expected capital and operating costs, our overall risk profile, including leverage, size and scale, as well as any requirements for, or restrictions on, levels of hedging contained in any credit facility or other debt instrument applicable at the time.
We determine the fair value of our oil and natural gas derivatives using valuation techniques which utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. At December 31, 2019, the fair value of our hedge positions was a net asset of approximately $5 million. A 10% increase in the oil and natural gas index prices above the December 31, 2019 prices would result in a net liability of approximately $31 million, which represents a decrease in the fair value of our derivative position of approximately $36 million; conversely, a 10% decrease in the oil and natural gas index prices below the December 31, 2019 prices would result in a net asset of approximately $46 million, which represents an increase in the fair value of approximately $42 million. For additional information about derivative activity, see Note 4 to our consolidated financial statements.
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
We had seven commodity derivative counterparties at December 31, 2019 and nine at December 31, 2018. We did not receive collateral from any of our counterparties. We minimize the credit risk of our derivative instruments by limiting our exposure to any single counterparty. In addition, the RBL Facility prevents us from entering into hedging arrangements that are secured (except with our lenders and their affiliates), that have margin call requirements, that otherwise require us to provide collateral or with a non-lender counterparty that does not have an A- or A3 credit rating or better from Standard & Poor’s or Moody’s, respectively. In accordance with our standard practice, our commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated. Considering these factors together, we believe exposure to credit losses related to our business at December 31, 2019 was not material and losses associated with credit risk have been insignificant for all periods presented.

Index to Financial Statements and Supplementary Data

Interest Rate Risk
Our RBL Facility has a variable interest rate on outstanding balances. As of December 31, 2019, we had approximately $2 million in borrowings under our RBL Facility and thus the interest rate risk exposure is not material. The 2026 Notes have a fixed interest rate and thus we are not exposed to interest rate risk on these instruments. See Note 3 to our consolidated financial statements for additional information regarding interest rates on our outstanding debt.

Index to Financial Statements and Supplementary Data

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	88
Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018	89
Consolidated Statements of Operations for the Year Ended December 31, 2019, the Year Ended December 31, 2018, the Ten Months Ended December 31, 2017, and the Two Months Ended February 28, 2017	90
Consolidated Statements of Equity for the Year Ended December 31, 2019, the Year Ended December 31, 2018, the Ten Months Ended December 31, 2017, and the Two Months Ended February 28, 2017	91
Consolidated Statements of Cash Flows for the Year Ended December 31, 2019, the Year Ended December 31, 2018, the Ten Months Ended December 31, 2017, and the Two Months Ended February 28, 2017	93
Notes to the Consolidated Financial Statements	95
Supplemental Quarterly Financial Data (Unaudited)	132
Supplemental Oil & Natural Gas Data (Unaudited)	134

Index to Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
Berry Corporation (bry):

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Berry Corporation (bry) and its subsidiary (the “Company”) as of December 31, 2019 and 2018 (Successor), the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2019 and 2018 (Successor), the ten months ended December 31, 2017 (Successor), and the two months ended February 28, 2017 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 (Successor) and the results of its operations and its cash flows for the year ended December 31, 2019 and 2018 (Successor), the ten months ended December 31, 2017 (Successor), and the two months ended February 28, 2017 (Predecessor), in conformity with U.S. generally accepted accounting principles.
Basis of Presentation
As discussed in Note 14 to the consolidated financial statements, the Company emerged from bankruptcy on February 28, 2017. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification Subtopic 852-10, Reorganizations, for the Successor as a new entity with assets, liabilities, and a capital structure having carrying amounts not comparable with prior periods as described in Note 14.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Los Angeles, California
February 27, 2020

Index to Financial Statements and Supplementary Data

BERRY CORPORATION (bry)
CONSOLIDATED BALANCE SHEETS

	Berry Corp. (Successor)
	December 31, 2019	December 31, 2018
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$—	$68,680
Accounts receivable, net of allowance for doubtful accounts of $1,103 at December 31, 2019 and $950 at December 31, 2018	71,867	57,379
Derivative instruments	9,166	88,596
Other current assets	19,399	14,367
Total current assets	100,432	229,022
Non-current assets:
Oil and natural gas properties	1,675,717	1,461,993
Accumulated depletion and amortization	(209,105)	(123,217)
Total oil and natural gas properties, net	1,466,612	1,338,776
Other property and equipment	135,117	119,710
Accumulated depreciation	(25,462)	(15,778)
Total other property and equipment, net	109,655	103,932
Derivative instruments	525	3,289
Other non-current assets	12,974	17,244
Total assets	$1,690,198	$1,692,263
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$151,811	$144,118
Derivative instruments	4,817	—
Total current liabilities	156,628	144,118
Non-current liabilities:
Long term debt	394,319	391,786
Derivative instruments	141	—
Deferred income taxes	9,057	45,835
Asset retirement obligation	124,019	89,176
Other non-current liabilities	33,586	14,902
Commitments and Contingencies - Note 5
Equity:
Common stock ($.001 par value; 750,000,000 shares authorized; 84,655,222 and 81,651,098 shares issued; and 79,542,976 and 81,202,437 shares outstanding, at December 31, 2019 and December 31, 2018, respectively)	85	82
Additional paid-in capital	901,830	914,540
Treasury stock, at cost (5,112,246 shares at December 31, 2019 and 448,661 December 31, 2018)	(49,995)	(24,218)
Retained earnings	120,528	116,042
Total equity	972,448	1,006,446
Total liabilities and equity	$1,690,198	$1,692,263

The accompanying notes are an integral part of these financial statements.

Index to Financial Statements and Supplementary Data

BERRY CORPORATION (bry)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Berry Corp. (Successor)			Berry LLC (Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquid sales	$565,596	$552,874	$357,928	$74,120
Electricity sales	29,397	35,208	21,972	3,655
(Losses) gains on oil derivatives	(37,998)	(4,621)	(66,900)	12,886
Marketing revenues	2,094	2,322	2,694	633
Other revenues	316	774	3,975	1,424
Total revenues and other	559,405	586,557	319,669	92,718
Expenses and other:
Lease operating expenses	216,294	188,776	149,599	28,238
Electricity generation expenses	19,490	20,619	14,894	3,197
Transportation expenses	8,059	9,860	19,238	6,194
Marketing expenses	2,073	2,140	2,320	653
General and administrative expenses	62,643	54,026	56,009	7,964
Depreciation, depletion and amortization	106,006	86,271	68,478	28,149
Impairment of oil and gas properties	51,081	—	—	—
Taxes, other than income taxes	40,645	33,117	34,211	5,212
Losses (gains) on natural gas derivatives	6,957	(6,357)	—	—
Other operating expense (income)	4,588	(2,747)	(22,930)	(183)
Total expenses and other	517,836	385,705	321,819	79,424
Other income (expenses):
Interest expense	(34,234)	(35,648)	(18,454)	(8,245)
Other, net	80	243	4,071	(63)
Total other income (expenses)	(34,154)	(35,405)	(14,383)	(8,308)
Reorganization items, net	(426)	24,690	(1,732)	(507,720)
Income (loss) before income taxes	6,989	190,137	(18,265)	(502,734)
Income tax expense (benefit)	(36,550)	43,035	2,803	230
Net (loss) income	43,539	147,102	(21,068)	$(502,964)
Series A Preferred Stock dividends and conversion to common stock	—	(97,942)	(18,248)	n/a
Net (loss) income attributable to common stockholders	$43,539	$49,160	$(39,316)	n/a

Net (loss) income per share attributable to common stockholders:
Basic	$0.54	$0.85	$(1.02)	n/a
Diluted	$0.53	$0.85	(1.02)	n/a

The accompanying notes are an integral part of these financial statements.

Index to Financial Statements and Supplementary Data

BERRY CORPORATION (bry)
CONSOLIDATED STATEMENTS OF EQUITY

	Berry LLC (Predecessor)
	Member’s Capital	Retained Earnings (Accumulated Deficit)	Total Member’s Equity
	(in thousands)
December 31, 2016	$2,798,713	$(2,295,750)	$502,963
Net loss	—	(502,964)	(502,964)
Other	1	—	1
Balance before cancellation of Predecessor Equity	2,798,714	(2,798,714)	—
Cancellation of Predecessor Equity	(2,798,714)	2,798,714	—
Predecessor February 28, 2017	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Index to Financial Statements and Supplementary Data

	Berry Corp. (Successor)
	Series A Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Equity
	(in thousands)
Issuance of Series A convertible preferred stock	$335,000	$—	$—	$—	$—	$335,000
Issuance of Common Stock	—	33	543,494	—	—	543,527
Successor February 28, 2017	335,000	33	543,494	—	—	878,527
Net loss	—	—	—	—	(21,068)	(21,068)
Stock based compensation	—	—	1,851	—	—	1,851
December 31, 2017	335,000	33	545,345	—	(21,068)	859,310
Cash dividends declared on Series A Preferred Stock, $0.308/share	—	—	(11,301)	—	—	(11,301)
Conversion of Series A Preferred Stock into common stock	(335,000)	40	334,960	—	—	—
Cash payment to Series A Preferred Stockholders	—	—	(60,273)	—	—	(60,273)
Issuance of common stock in initial public offering	—	10	133,795	—	—	133,805
Repurchase of common stock	—	(2)	(23,710)	—	—	(23,712)
Shares withheld for payment of taxes on equity awards	—	1	(3,700)	—	—	(3,699)
Stock based compensation	—	—	6,789	—	—	6,789
Purchase of rights to common stock	—	—	—	(20,265)	—	(20,265)
Purchase of treasury stock	—	—	—	(3,953)	—	(3,953)
Dividends declared on common stock, $0.21/share	—	—	(7,365)	—	(9,992)	(17,357)
Net income (loss)	—	—	—	—	147,102	147,102
December 31, 2018	—	82	914,540	(24,218)	116,042	1,006,446
Shares withheld for payment of taxes on equity awards	—	—	(1,268)	—	—	(1,268)
Stock based compensation	—	—	8,826	—	—	8,826
Purchase of rights to common stock	—	—	(20,265)	20,265	—	—
Purchase of treasury stock	—	—	—	(46,042)	—	(46,042)
Common stock issued to settle unsecured claims	—	3	(3)	—	—	—
Dividends declared on common stock, $0.48/share	—	—	—	—	(39,053)	(39,053)
Net income (loss)	—	—	—	—	43,539	43,539
December 31, 2019	$—	$85	$901,830	$(49,995)	$120,528	$972,448

The accompanying notes are an integral part of these financial statements.

Index to Financial Statements and Supplementary Data

BERRY CORPORATION (bry)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Berry Corp. (Successor)			Berry LLC (Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	(in thousands)
Cash flow from operating activities:
Net (loss) income	$43,539	$147,102	$(21,068)	$(502,964)
Adjustments to reconcile net (income) loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	106,006	86,271	68,478	28,149
Amortization of debt issuance costs	5,059	5,430	1,988	416
Impairment of oil and gas properties	51,081	—	—	—
Stock-based compensation expense	8,647	6,750	1,851	—
Deferred income taxes	(36,778)	43,946	1,888	9
Increase (decrease) in allowance for doubtful accounts	153	(20)	970	—
Other operating expenses (income)	5,518	(2,747)	(22,930)	(25)
Reorganization expenses, net (non-cash)	—	(25,523)	—	501,872
Derivatives activities:
Total losses (gains)	44,955	(1,735)	66,900	(12,886)
Cash settlements on derivatives	42,197	(38,482)	3,068	534
Cash payments on early-terminated derivatives	—	(126,949)	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(14,597)	(1,683)	(7,022)	(9,152)
(Increase) decrease in other assets	(5,136)	(819)	(13,175)	(2,842)
Increase (decrease) in accounts payable and accrued expenses	(917)	19,526	6,619	18,330
(Decrease) increase in other liabilities	(7,898)	(5,596)	19,832	990
Net cash provided by operating activities	241,829	105,471	107,399	22,431

Cash flow from investing activities:
Capital expenditures:
Development of oil and natural gas properties	(219,176)	(94,225)	(50,229)	(247)
Changes in capital investment accruals	12,814	(20,371)	(2,483)	(2,249)
Purchases of other property and equipment	(16,792)	(15,056)	(12,767)	(662)
Acquisition of properties and equipment	(2,840)	—	(249,338)	—
Proceeds from sale of property and equipment and other	969	8,212	234,292	25
Net cash (used in) investing activities	(225,025)	(121,440)	(80,525)	(3,133)

Cash flow from financing activities:
Borrowings under RBL credit facility	355,132	203,510	402,285	—
Repayments on RBL credit facility	(353,282)	(582,510)	(23,285)	—
Dividends paid on common stock	(39,157)	(7,365)	—	—
Purchase of treasury stock	(46,909)	(23,351)	—	—
Shares withheld for payment of taxes on equity awards and other	(1,268)	(3,699)	—	—
Issuance of 2026 Senior Unsecured Notes	—	400,000	—	—
Debt issuance costs	—	(9,193)	(22,170)	—
IPO proceeds net of issuance costs	—	133,805	—	—
Repurchase of common stock	—	(23,712)	—	—
Payment to preferred stockholders in conversion	—	(60,273)	—	—
Dividends paid on Series A Preferred Stock	—	(11,301)	—	—
Borrowings on emergence credit facility	—	—	51,000	—
Repayments on emergence credit facility	—	—	(451,000)	—
Proceeds from sale of Series A Preferred Stock	—	—	—	335,000
Repayments on pre-emergence credit facility	—	—	—	(497,668)

The accompanying notes are an integral part of these financial statements.

Index to Financial Statements and Supplementary Data

	Berry Corp. (Successor)			Berry LLC (Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	(in thousands)
Net cash (used in) provided by financing activities	(85,484)	15,911	(43,170)	(162,668)
Net decrease in cash and cash equivalents	(68,680)	(58)	(16,296)	(143,370)
Cash, cash equivalents and restricted cash:
Beginning	68,680	68,738	85,034	228,404
Ending	$—	$68,680	$68,738	$85,034

The accompanying notes are an integral part of these financial statements.

Index to Financial Statements and Supplementary Data

BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation and Significant Accounting Policies
Effective February 18, 2020, Berry Petroleum Corporation changed its name to Berry Corporation (bry) and introduced a new logo. We believe that the name Berry Corporation (bry) is a name that better represents our progressive approach to evolving and growing the business in today’s dynamic oil and gas industry.
“Berry Corp.” refers to Berry Corporation (bry), a Delaware corporation which, on and after February 28, 2017 is the sole member of Berry Petroleum Company, LLC.
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
In July 2018, we completed the initial public offering (the “IPO”) of our common stock and as a result, on July 26, 2018, our common stock began trading on the Nasdaq Global Select Market (“NASDAQ”) under the ticker symbol BRY.
As discussed further in Note 14, on May 11, 2016 (the “Petition Date”), the Linn entities and, consequently, Berry LLC, filed voluntary petitions for relief under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code. Berry LLC emerged from bankruptcy as a stand-alone company separate from Linn Energy effective February 28, 2017 (the “Effective Date”).
Principles of Consolidation and Reporting
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We eliminated all significant intercompany transactions and balances upon consolidation. For oil and gas exploration and production joint ventures in which we have a direct working interest, we account for our proportionate share of assets, liabilities, revenue, expense and cash flows within the relevant lines of the financial statements.
Reclassification
We reclassified certain prior year amounts in the cash flow statements to conform to the current year presentation. These reclassifications had no material impact on the financial statements.

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Oil and Natural Gas Properties
Proved Properties
We account for oil and natural gas properties in accordance with the successful efforts method. Under this method, all acquisition costs of proved properties are capitalized and amortized on a unit-of-production basis over the remaining life of the proved reserves. All development costs of proved properties are capitalized and amortized on a unit-of-production basis over the remaining life of the proved developed reserves. Costs of retired, sold or abandoned properties that constitute a part of an amortization base are charged or credited, net of proceeds, to accumulated depreciation, depletion and amortization unless doing so significantly affects the unit-of-production amortization rate, in which case a gain or loss is recognized in the current period. Gains or losses from the disposal of other properties are recognized in the current period. For assets acquired, we base the capitalized cost on fair value at the acquisition date. We expense expenditures for maintenance and repairs necessary to maintain properties in operating condition, as well as annual lease rentals, as they are incurred. Estimated dismantlement and abandonment costs are capitalized, net of salvage, at their estimated net present value and amortized over the remaining lives of the related assets. Interest is capitalized only during the periods in which these assets are brought to their intended use. The amount of capitalized interest in 2019 was approximately $2 million, and in 2018 and 2017 these costs were not significant. The amount of capitalized exploratory well costs was zero for all periods. We only capitalize the interest on borrowed funds related to our share of costs associated with qualifying capital expenditures.
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

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Unproved Properties
A portion of the carrying value of our oil and gas properties was attributable to unproved properties. At December 31, 2019 and 2018, the net capitalized costs attributable to unproved properties were approximately $314 million and $388 million, respectively. The unproved amounts were not subject to depreciation, depletion and amortization until they were classified as proved properties and amortized on a unit-of-production basis. We evaluate the impairment of our unproved oil and gas properties whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the exploration and development work were to be unsuccessful, or management decided not to pursue development of these properties as a result of lower commodity prices, higher development and operating costs, contractual conditions or other factors, the capitalized costs of such properties would be expensed. The timing of any write-downs of unproved properties, if warranted, depends upon management’s plans, the nature, timing and extent of future exploration and development activities and their results. We believe our current plans and exploration and development efforts will allow us to realize the carrying value of our unproved property balance at December 31, 2019.
At year end 2019, we evaluated our proved and unproved natural gas properties in regards to the decline in our expectations of future gas prices. As a result, we recorded a non-cash pre-tax asset impairment charge of $51 million for our Piceance gas properties in Colorado, of which $23 million was for proved properties and $28 million for unproved properties.
Other Property and Equipment
Other property and equipment includes natural gas gathering systems, pipelines, buildings, software, data processing and telecommunications equipment, office furniture and equipment, and other fixed assets. These assets are recorded at cost, depreciated using the straight-line method based on expected useful lives ranging from 5 to 30 years for buildings and leasehold improvements and 2 to 30 years for plant and pipeline, drilling and other equipment, and the salvage value is considered as applicable.
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
The following table summarizes activity in our ARO account in which approximately $124 million and $89 million were included in long term liabilities as of December 31, 2019 and December 31, 2018, respectively, with the remaining current portion included in accrued liabilities:

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Berry Corp. (Successor)
	Year Ended December 31, 2019	Year Ended December 31, 2018
	(in thousands)
Beginning balance	$95,548	$97,422
Liabilities incurred	11,534	4,901
Settlements and payments	(22,036)	(3,555)
Accretion expense	7,570	6,258
Reduction due to property sales	—	(4,145)
Revisions	56,611	(5,333)
Ending balance	$149,227	$95,548
The increase in the long-term portion of the asset retirement obligation largely reflected revisions to timing and cost estimates of $57 million, $12 million for new wells, and accretion expense of $8 million. A significant portion of the change in estimate was a result of California's new idle well regulations which became effective in the second quarter and accelerated the timing of abandonment of certain long existing idle wells. These increases were partially offset by liabilities settled or paid during the period of $22 million and an increase to the current portion of the asset retirement obligation of $19 million due to the change in timing and estimated costs
Revenue Recognition
Substantially all of the Company’s revenue is from the sale of crude oil, natural gas and NGLs. See Note 13 for information regarding the Company’s revenue recognition policy.
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
Our PP&E is written down to fair value if we determine that there has been an impairment in its value. The fair value is determined as of the date of the assessment using discounted cash flow models based on management’s expectations for the future. Inputs include estimates of future production, prices based on commodity forward price curves as of the date of the estimate, estimated future operating and development costs and a risk-adjusted discount rate. We classify these measurements as Level 3.

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based Compensation
We have issued restricted stock units (“RSUs”) that vest over time and performance-based restricted stock units (“PSUs”) that vest based on our achievement of certain average prices per share or total shareholder return, to certain employees and non-employee directors. The fair value of the stock-based awards is determined at the date of grant and is not remeasured. Prior to our IPO in July 2018, we determined the fair value of the RSUs based on an estimate of the fair value of our equity using an income approach. We used a discounted cash flow method to value the estimated future cash flows at an appropriate discount rate. Subsequent to our IPO, since the underlying shares are now trading in the public markets, these estimates are no longer necessary. For PSUs, compensation value is measured on the grant date using payout values derived from a Monte-Carlo valuation model. Estimates used in the Monte Carlo valuation model are considered highly complex and subjective. Compensation expense, net of actual forfeitures, for the RSUs and PSUs is recognized on a straight-line basis over the requisite service periods, which is over the awards’ respective vesting or performance periods which range from one to three years.
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

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We also sell oil, natural gas and NGLs to various types of customers, including pipelines, refineries and other oil and natural gas companies and electricity to utility companies. Based on the current demand for oil, natural gas and NGLs and the availability of other purchasers, we believe that the loss of any one of our major purchasers would not have a material adverse effect on our financial condition, results of operations or net cash provided by operating activities.
For the year ended December 31, 2019, our three largest customers represented approximately 36%, 24% and 13% of our sales. For the year ended December 31, 2018, our three largest customers represented 35%, 28%, and 13% of our sales. For the ten months ended December 31, 2017, our three largest customers represented approximately 36%, 29% and 13% of our sales. For the two months ended February 28, 2017, our two largest customers represented approximately 34% and 29% of our sales.
At December 31, 2019, trade accounts receivable from three customers represented approximately 40%, 17%, and 11% of our receivables. At December 31, 2018, trade accounts receivable from three customers represented approximately 26%, 22% and 10% of our receivables.
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
Upon emergence from bankruptcy on February 28, 2017, we adopted fresh-start accounting which resulted in Berry Corp. becoming the financial reporting entity. As a result of the application of fresh-start accounting and the effects of the implementation of the Plan (see Note 14 for definition), the financial statements on or after February 28, 2017 are not comparable to the financial statements prior to that date. See Note 14 for additional information.

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Adopted Accounting Standards
During 2016, the FASB issued rules clarifying the new revenue recognition standard issued in 2014. The new rules are intended to improve and converge the financial reporting requirements for revenue from contracts with customers. We are an emerging growth company and elected to delay adoption of these rules until they are applicable to non-SEC issuers which is for fiscal years beginning after December 31, 2018. As such, we adopted these rules in the first quarter of 2019 and applied the modified retrospective approach, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements. We have performed an analysis of existing contracts and determined adoption did not have a material impact on our condensed consolidated financial statements. In addition, we have evaluated the changes to relevant business practices, accounting policies and control activities and we did not experience a material change in our revenue accounting as a result of the adoption of these rules. Refer to Note 13 for additional disclosure information.
New Accounting Standards Issued, But Not Yet Adopted
In February 2016, the FASB issued rules requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months and to include qualitative and quantitative disclosures with respect to the amount, timing, and uncertainty of cash flows arising from leases. As an emerging growth company, we have elected to delay the adoption of these rules until they are applicable to non-SEC issuers which is for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently identifying our lease population in accordance with the new lease standard. We expect the adoption of these rules to increase other assets and other liabilities on our balance sheet and we are currently evaluating the impact on our consolidated results of operations.
In December 2019, the FASB issued rules which simplifies the accounting for income taxes. As an emerging growth company, we have elected to delay the adoption of these rules until they are applicable to non-SEC issuers which is for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are currently evaluating the impact of these rules on our consolidated financial statements.
Note 2—Oil and Natural Gas Properties and Other Property and Equipment
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	Berry Corp. (Successor)
	December 31, 2019	December 31, 2018
	(in thousands)
Proved properties	$1,361,814	$1,073,959
Unproved properties	313,903	388,034
Total proved and unproved properties	1,675,717	1,461,993
Less accumulated depletion and amortization	(209,105)	(123,217)
Total proved and unproved properties, net	$1,466,612	$1,338,776

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Property and Equipment
Other property and equipment consisted of the following:

	Berry Corp. (Successor)
	December 31, 2019	December 31, 2018
	(in thousands)
Cogens, natural gas plants and pipelines	$94,619	$86,562
Buildings and leasehold improvements	3,752	3,359
Vehicles and service equipment	9,124	6,753
Furniture and equipment	20,078	14,964
Land	7,544	8,073
Total other property and equipment	135,117	119,710
Less: accumulated depreciation	(25,462)	(15,778)
Total other property and equipment, net	$109,655	$103,932
Note 3—Debt
The following table summarizes our outstanding debt:

	December 31, 2019	December 31, 2018	Interest Rate	Maturity	Security
	(in thousands)
RBL Facility	$1,850	$—	variable rates of 5.5% (2019) and 4.5% (2018), respectively	June 29, 2022	Mortgage on 85% of Present Value of proven oil and gas reserves
2026 Notes	400,000	400,000	7.0%	February 15, 2026	Unsecured
Long-Term Debt - Principal Amount	401,850	400,000
Less: Debt Issuance Costs	(7,531)	(8,214)
Long-Term Debt, net	$394,319	$391,786
Deferred Financing Costs
We incurred legal and bank fees related to the issuance of debt. At December 31, 2019 and December 31, 2018, debt issuance costs for the RBL Facility (as defined below) reported in “other non-current assets” on the balance sheet were approximately $11 million and $16 million net of amortization, respectively. At December 31, 2019 and 2018, debt issuance costs, net of amortization, for the 2026 Senior Unsecured Notes were both approximately $8 million.
The amortization of debt issuance costs is presented in interest expense on the consolidated statements of operations. For the year ended December 31, 2019, the year ended December 31, 2018, the ten months ended December 31, 2017, and the two months ended February 28, 2017, the amortization expense for the RBL Facility and 2026 Senior Unsecured Notes were approximately $5 million, $5 million, $2 million and zero, respectively.
Fair Value
Our debt is recorded at the carrying amount on the balance sheets. The carrying amount of the RBL Facility approximates fair value because the interest rates are variable and reflect market rates. The fair value of the 2026 Senior

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unsecured Notes was approximately $376 million and $368 million at December 31, 2019 and December 31, 2018, respectively.
The RBL Facility
On July 31, 2017, we entered into the RBL Facility. The RBL Facility provides for a revolving loan with up to  $1.5 billion of commitments, subject to a reserve borrowing base. The RBL Facility also provides a letter of credit subfacility for the issuance of letters of credit in an aggregate amount not to exceed $25 million. Issuances of letters of credit reduce the borrowing availability for revolving loans under the RBL Facility on a dollar for dollar basis. Borrowing base redeterminations become effective each May and November, although each of the administrative agent and Berry LLC may make one interim redetermination between scheduled redeterminations. The RBL Facility has an elected commitment feature that allows us to increase commitments to the amount of our borrowing base with lender approval. In late 2019, we completed a borrowing base redetermination under our RBL Facility that set our borrowing base to $500 million and reaffirmed our elected commitment amount at $400 million. The RBL Facility matures on July 29, 2022, unless terminated earlier in accordance with the RBL Facility terms.
As of December 31, 2019, we had approximately $2 million in borrowings outstanding, $7 million in letters of credit outstanding, and approximately $391 million of available borrowings capacity under the RBL Facility.
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
The RBL Facility requires us to maintain on a consolidated basis as of each quarter-end (i) a Leverage Ratio of no more than 4.00 to 1.00 and (ii) a Current Ratio of at least 1.00 to 1.00. The RBL Facility also contains customary restrictions. As of December 31, 2019, our Leverage Ratio and Current Ratio were 1.4:1.00 and 3.2:1.00, respectively. In addition, the RBL Facility currently provides that to the extent we incur unsecured indebtedness, including any mounts raised in the future, the borrowing base will be reduced by an amount equal to 25% of the amount of such unsecured debt. We were in compliance with all financial covenants under the RBL Facility as of December 31, 2019.
The RBL Facility permits us to repurchase equity and indebtedness, among other things, if availability is equal to or greater than 15% of the elected commitments or borrowing base, whichever is in effect, and our pro forma leverage ratio is less than or equal to 2.75 to 1.00.
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

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The indenture governing the 2026 Notes contains customary events of default, including, among others, (a) non-payment; (b) non-compliance with covenants (in some cases, subject to grace periods); (c) payment default under, or acceleration events affecting, material indebtedness and (d) bankruptcy or insolvency events involving us or certain of our subsidiaries. We were in compliance with all covenants as of December 31, 2019.
Bond Repurchase Program
In February 2020, our Board of Directors adopted a program for the opportunistic repurchase of up to $75 million of our bonds. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate Berry Corp. to purchase bonds during any period or at all.

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Corporate Organization
Berry Corp., as Berry LLC's parent company, has no independent assets or operations. Any guarantees of potential future registered debt securities by Berry Corp. or Berry LLC would be full and unconditional. Berry Corp. and Berry LLC currently do not have any other subsidiaries. In addition, there are no significant restrictions upon the ability of Berry LLC to distribute funds to Berry Corp. by distribution or loan other than under the RBL Facility. None of the assets of Berry Corp. or Berry LLC represent restricted net assets.
The RBL permits Berry LLC to make distributions to Berry Corp. so long as both before and after giving pro forma effect to such distribution no default or borrowing base deficiency exists, availability equals or exceeds 15% of the then effective borrowing base, and Berry Corp. demonstrates a pro forma leverage ratio less than or equal to 2.75 to 1.00. The conditions are currently met with significant margin.
Note 4—Derivatives
We utilize derivatives, such as swaps, puts and calls, to hedge a portion of our forecasted oil production and gas purchases to reduce exposure to fluctuations in oil and natural gas prices. We target covering our operating expenses and a majority of our fixed charges, including capital for sustained production levels, interest and dividends, with the oil hedges for a period of up to two years out. We have hedged a portion of our exposure to differentials between ICE Brent oil (“Brent”) and NYMEX West Texas Intermediate oil (“WTI”). Additionally, we target fixing the price for a large portion of our natural gas purchases used in our steam operations for up to two years. We also, from time to time, have entered into agreements to purchase a portion of the natural gas we require for our operations, which we do not record at fair value as derivatives because they qualify for normal purchases and normal sales exclusions.
For fixed-price oil swaps, we make settlement payments for prices above the indicated weighted-average price per barrel of Brent or WTI and receive settlement payments for prices below the indicated weighted‑average price per barrel of Brent or WTI.
For oil basis swaps, we make settlement payments if the difference between Brent and WTI is greater than the indicated weighted-average price per barrel of our contracts and receive settlement payments if the difference between Brent and WTI is below the indicated weighted-average price per barrel.
For our purchased oil puts, we would receive settlement payments for prices below the indicated weighted-average price per barrel of Brent. For some of our purchased puts we paid a premium at the time the positions were created and for others, the premium payment is deferred until the time of settlement. We have mitigated the exposure to a substantial portion of the deferred premium payments by entering into offsetting put positions. We paid approximately $17 million of the net deferred premiums during the year ended December 31, 2019, which included premiums we received during these periods. As of December 31, 2019 we have offsetting put positions with an outstanding net deferred premium of approximately $55,000, which is reflected in the mark-to-market valuation and will be payable through the first quarter of 2020.
For our sold oil calls, we would make settlement payments for prices above the indicated weighted-average price per barrel of Brent.
For fixed-price gas purchase swaps, we are the buyer so we make settlement payments for prices below the weighted-average price per MMBtu and receive settlement payments for prices above the weighted-average price per MMBtu.
We use oil swaps and puts to protect against decreases in the oil price and natural gas swaps to protect against increases in natural gas prices. We do not enter into derivative contracts for speculative trading purposes and have not accounted for our derivatives as cash-flow or fair-value hedges. The changes in fair value of these instruments are recorded in current earnings. (Gains) losses on oil hedges are classified in the revenues and other section of the statement

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of operations and (gains) losses on natural gas hedges are presented in the expenses and other section of the statement of operations.
As of December 31, 2019, we had the following crude oil production and gas purchases hedges.

	Q1 2020	Q2 2020	Q3 2020	Q4 2020	FY 2021
Fixed Price Oil Swaps (Brent):
Hedged volume (MBbls)	1,729	1,456	1,472	1,472	730
Weighted-average price ($/Bbl)	$63.92	$64.30	$64.21	$64.21	$58.50
Fixed Price Oil Swaps (WTI):
Hedged volume (MBbls)	91	30	—	—	—
Weighted-average price ($/Bbl)	$61.75	$61.75	$—	$—	$—
Fixed Price Gas Purchase Swaps (Kern, Delivered):
Hedged volume (MMBtu)	5,005,000	5,005,000	5,060,000	2,315,000	900,000
Weighted-average price ($/MMBtu)	$2.89	$2.89	$2.89	$2.79	$2.50
Fixed Price Gas Purchase Swaps (SoCal Citygate):
Hedged volume (MMBtu)	455,000	455,000	460,000	155,000	—
Weighted-average price ($/MMBtu)	$3.80	$3.80	$3.80	$3.80	$—
Our commodity derivatives are measured at fair value using industry-standard models with various inputs including publicly available underlying commodity prices and forward curves, and all are classified as Level 2 in the required fair value hierarchy for the periods presented. These commodity derivatives are subject to counterparty netting. The following tables present the fair values (gross and net) of our outstanding derivatives as of December 31, 2019 and December 31, 2018:

	Berry Corp. (Successor)
	December 31, 2019
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset on Balance Sheet	Net Fair Value Presented on Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$17,799	$(8,633)	$9,166
Commodity Contracts	Non-current assets	773	(248)	525
Liabilities:
Commodity Contracts	Current liabilities	(13,450)	8,633	(4,817)
Commodity Contracts	Non-current liabilities	(389)	248	(141)
Total derivatives		$4,733	$—	$4,733

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In May 2018, we elected to terminate outstanding commodity derivative contracts for all WTI oil swaps and certain WTI/Brent basis swaps for July 2018 through December 2019 and all WTI oil sold call options for July 2018 through June 2020. Termination costs totaled approximately $127 million and were calculated in accordance with a bilateral agreement on the cost of elective termination included in these derivative contracts; the present value of the contracts using the forward price curve as of the date termination was elected. No penalties were charged as a result of the elective termination. Concurrently, Berry Corp. entered into commodity derivative contracts consisting of Brent oil swaps for July 2018 through March 2019.
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
(Losses) Gains on Derivatives
A summary of losses and gains on the derivatives included on the statements of operations is presented below:

	Berry Corp. (Successor)			Berry LLC (Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	(in thousands)
(Losses) gains on oil derivatives	$(37,998)	$(4,621)	$(66,900)	$12,886
(Losses) gains on natural gas derivatives	(6,957)	6,357	—	—
Total (losses) gains on oil and natural gas derivatives	$(44,955)	$1,735	$(66,900)	$12,886

For the year ended December 31, 2019, we received net cash scheduled settlements of approximately $42 million. For the year ended December 31, 2018, we paid net cash scheduled settlements of approximately $38 million, excluding

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the payments for the early terminated derivatives. For the ten months ended December 31, 2017, and the two months ended February 28, 2017, we received net cash settlements of approximately $3 million, and $0.5 million, respectively.
Note 5—Commitments and Contingencies
In the normal course of business, we, or our subsidiary, are subject to lawsuits, environmental and other claims and other contingencies that seek, or may seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief.
We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at December 31, 2019 and December 31, 2018. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves accrued on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiary, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of December 31, 2019, we are not aware of material indemnity claims pending or threatened against us.
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
We have certain commitments under contracts, including purchase commitments for goods and services. We previously had an obligation to a counterparty in connection with our Piceance assets to either build a road or secure a license for alternative access, in lieu of paying a $6 million penalty. As of December 31, 2019, we fulfilled the obligation by delivering the access license pursuant to the agreement. The counterparty has since filed a claim challenging the sufficiency of such access.
In addition, we entered into certain firm commitments to secure transportation of our natural gas production to market as well as pipeline and processing capacity which require a minimum monthly charge regardless of whether the contracted capacity is used or not. We have also entered into operating lease agreements mainly for office space. Lease payments are generally expensed as part of general and administrative expenses. At December 31, 2019, future net minimum payments for non-cancelable purchase obligations and operating leases (excluding oil and natural gas and other mineral leases, utilities, taxes and insurance and maintenance expense) were as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
	(in thousands)
Minimum purchase obligations(1)	$7,136	$2,675	$2,590	$1,061	$—	$—	$13,462
Minimum lease payments	$1,723	$1,731	$1,740	$1,647	$1,420	$3,708	$11,969
__________

(1)
Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure transportation of our natural gas production to market as well as pipeline and processing capacity.

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Equity
On the Effective Date, Berry Corp. filed with the Secretary of State of the State of Delaware the Amended and Restated Certificate of Incorporation of Berry Corp. (the “Certificate of Incorporation”) and the Certificate of Designation of Series A Convertible Preferred Stock of Berry Corp. (the “Series A Certificate of Designation”). Berry Corp. also adopted the Amended and Restated Bylaws of Berry Corp. (the “Bylaws”) on the Effective Date. The Certificate of Incorporation provides that Berry Corp.’s authorized capital stock consists of 750,000,000 shares of common stock, par value $0.001 per share, and 250,000,000 shares of undesignated preferred stock, par value $0.001 per share.
Cash Dividends
Our board of directors approved a $0.12 per share quarterly cash dividend on our common stock each quarter in 2019 for a total of $0.48 per share. We paid the fourth quarter dividend in January 2020 and declared the first quarter dividend of $0.12 per share in February 2020, which is payable in April 2020. For the year ended December 31, 2019 we paid approximately $39 million in cash dividends on our common stock.
For the year ended December 31, 2018, we declared cash dividends on our common stock beginning at our IPO, resulting in $0.21 per share. In 2018 we paid approximately $7 million in cash dividends on our common stock.
Common Stock
The Plan contemplated the distribution of 40,000,000 shares of common stock in Berry Corp. On the Effective Date, 32,920,000 shares of common stock were distributed, pro rata, to holders of Unsecured Notes claims. The holders of Unsecured Claims received a right to receive their pro rata share of either (i) 7,080,000 shares of common stock in Berry Corp. or (ii) in the event that such holder irrevocably elected to receive a cash recovery, cash distributions from the Cash Distribution Pool. Since the Effective Date we have negotiated with all claimants to settle their claims and in 2019 we issued approximately 2,770,000 shares instead of 7,080,000 to resolve these claims for approximately $20 million.
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
Preferred Stock
On the Effective Date, we issued 35,845,001 shares of preferred stock to participants in the rights offerings extended by the Company to certain holders of claims and in satisfaction of a backstop commitment fee for proceeds of $335

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million. In July 2018, all shares of our Series A Preferred Stock, approximately 37.7 million in total, were converted to approximately 39.6 million common shares and, as a result, there were no shares of our Series A Preferred Stock outstanding as of December 31, 2018 and December 31, 2019.
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
In 2018, the board of directors approved a 0.050907 per share cumulative paid-in-kind dividend on the Series A Preferred Stock of approximately 1,825,000 shares for the periods through December 31, 2017. Also in 2018, the board approved $0.308 per share, or approximately $11.3 million in cash dividends on the Series A Preferred Stock.
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
In accordance with the Registration Rights Agreement, Berry Corp. filed a shelf registration statement with the SEC subsequent to the Effective Date. The shelf registration statement registered the resale, on a delayed or continuous basis, of all Registrable Securities that have been timely designated for inclusion by specified Holders (as defined in the Registration Rights Agreement). Generally, “Registrable Securities” includes (i) common stock issued or to be issued by Berry Corp. under the Plan, (ii) preferred stock that was purchased by the participants in the Berry Rights Offerings and (iii) common stock into which the preferred stock converts, except that “Registrable Securities” does not include securities that have been sold under an effective registration statement or Rule 144 under the Securities Act. The Registration Rights Agreement will terminate when there are no longer any Registrable Securities outstanding.
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

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional 1.9 million shares of common stock issued in the Series A Preferred Stock Conversion a value of $14.00 per share, which was equal to the value of shares sold in the IPO. This approximate $27 million value and the $60 million conversion cash payment reduced the income attributable to common stockholders by approximately $87 million for the year ended December 31, 2018.
Shares Outstanding
As of December 31, 2019, there were 79,542,976 shares of common stock outstanding. Up to an additional 2,348,334 shares were issuable for unvested restricted stock units and performance restricted stock units under the Company's 2017 Omnibus Incentive Plan as of December 31, 2019.
Stock Repurchase Program
In December 2018, our Board of Directors adopted a program for the opportunistic repurchase of up to $100 million of our common stock. Based on the Board’s evaluation of current market conditions for our common stock they authorized current repurchases of up to $50 million under the program. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate Berry Corp. to purchase shares during any period or at all. Any shares acquired will be available for general corporate purposes.
In 2019 the Company repurchased 4,609,021 shares at an average price of $9.99. Since 2018 the Company has repurchased a total of 5,057,682 shares at an average price of $9.88 per share under the Stock Repurchase Program, which is reflected as treasury stock. In February 2020, the Board of Directors authorized the remaining $50 million of our $100 million repurchase program.
Stock-Based Compensation
The RSUs awarded are service based awards. The performance-based restricted stock units PSUs awarded include (i) awards that vest if the Company's stock price reaches certain levels over defined periods of time and (ii) awards with a market objective measured against both absolute total stockholder return (“Absolute TSR”) and total stockholder return relative (“Relative TSR”), to the Vanguard World Fund - Vanguard Energy ETF index (the “Index”) over the performance period, assuming the reinvestment of dividends. Depending on the results achieved during the two or three year performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the Target Shares granted.
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
As of July 2018, the fair value of our common stock underlying our stock-based compensation awards granted will no longer be based on complex models using inputs and assumptions, but will be based on the price of our stock at the date of grant.
On June 27, 2018, our board of directors adopted the second amended and restated 2017 Omnibus Incentive Plan, as amended and restated (our “Restated Incentive Plan”). This plan constitutes an amendment and restatement of the plan (the “Prior Plan”) as in effect immediately prior to the adoption of the Restated Incentive Plan. The Prior Plan constituted an amendment and restatement of the plan originally adopted as of June 15, 2017 (the “2017 Plan”). The Restated Incentive Plan provides for the grant, from time to time, at the discretion of the board of directors or a committee

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

thereof, of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards. The maximum number of shares of common stock that may be issued pursuant to an award under the Restated Incentive Plan is 10,000,000 inclusive of the number of shares of common stock previously issued pursuant to awards granted under the Prior Plan or the 2017 Plan. The maximum number of shares remaining that may be issued is 6,954,454 as of December 31, 2019.
For the year ended December 31, 2019, year ended December 31, 2018, ten months ended December 31, 2017 and two months ended February 28, 2017 the stock-based compensation expense was approximately $9 million, $7 million, $2 million and zero, respectively. For the years ended December 31, 2019 and year ended December 31, 2018 the stock-based compensation had an income tax benefit of approximately zero and $1.5 million, respectively.
The table below summarizes the activity relating RSUs issued under the Restated Incentive Plan during the year ended December 31, 2019. The RSUs vest ratably over three years. Unrecognized compensation cost associated with the RSUs at December 31, 2019 was approximately $8 million which will be recognized over a weighted-average period of approximately two years.

	Number of shares	Weighted-average Grant Date Fair Value
	(shares in thousands)
Non-vested at December 31, 2018	641	$10.82
Granted	767	$12.62
Vested	(308)	$10.87
Forfeited	(86)	$12.19
Non-vested at December 31, 2019	1,014	$12.05
The table below summarizes the activity relating to the PSUs issued under the Revised Incentive Plan during the year ended December 31, 2019. Unrecognized compensation cost associated with the PSUs at December 31, 2019 is approximately $5 million which will be recognized over a weighted-average period of approximately two years.

	Number of shares	Weighted-average Grant Date Fair Value
	(shares in thousands)
Non-vested at December 31, 2018	282	$6.73
Granted	554	$12.75
Vested	—	$—
Forfeited	(38)	$9.69
Non-vested at December 31, 2019	798	$10.77
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

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the IPO, on July 17, 2018, we entered into stock purchase agreements with certain funds affiliated with Oaktree Capital Management and Benefit Street Partners, pursuant to which we purchased an aggregate of 410,229 and 1,391,967 shares of our common stock, respectively, or 1,802,196 in total. In addition to the 8,695,653 shares of common stock issued and sold for our benefit in the IPO, we simultaneously received $24 million for selling 1,802,196 shares to the public and paid $24 million to purchase 1,802,196 shares under the stock purchase agreements. We purchased the shares immediately following the closing of the IPO and retired and returned them to the status of authorized but unissued shares. The selling stockholders also directly sold an additional 2,545,630 shares at a price to the public of $14.00 per share for which we did not receive any proceeds.
Note 7—Defined Contribution Plan
We sponsor a defined contribution retirement plan under section 401(k) of the Internal Revenue Code to assist all full-time employees in providing for retirement or other future financial needs. The 401(k) plan provides for a matching contribution of up to 6% of an employee’s eligible compensation. Employees are eligible to participate in the 401(k) plan on their date of hire.
We expensed approximately $1.7 million, $1.4 million, $0.8 million, and zero for the year ended December 31, 2019, year ended December 31, 2018, the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, under the provisions of the 401(k) plan.
Note 8—Income taxes
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
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) made significant changes to the Internal Revenue Code of 1986, including lowering the maximum federal corporate income tax rate from 35% to 21% and imposing limitations on the use of net operating losses arising in taxable years ending after December 31, 2017. The SEC permitted the recognition of provisional amounts based on a reasonable estimate, subject to adjustments in a one-year measurement period. For the ten months ended December 31, 2017, we recorded provisional estimates for the remeasurement of our net deferred tax asset before valuation allowance of $2.7 million for the reduction in the corporate tax rate and a $1.9 million increase in the valuation allowance as a result of the Act. During 2018, we completed our accounting related to the income tax effects of the Act, resulting in no significant adjustments to the provisional amounts recorded.
The key contributor to the change in our effective rate from 23% in the year ended December 31, 2018 to (523)% for the year ended December 31, 2019 is due to the recognition of US federal general business credits in 2019 and are related to the 2017 and 2018 tax periods. These credits are available to offset future federal income tax liabilities.

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense (benefit) consisted of the following:

	Berry Corp. (Successor)			Berry LLC (Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	(in thousands)
Current taxes:
Federal	$—	$(465)	$465	$—
State	227	(446)	450	221
Total current taxes	227	(911)	915	221
Deferred taxes:
Federal	(36,756)	33,227	1,888	—
State	(21)	10,719	—	9
Total deferred taxes	(36,777)	43,946	1,888	9
Total current and deferred taxes	$(36,550)	$43,035	$2,803	$230
A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

	Berry Corp. (Successor)			Berry LLC (Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
Federal statutory rate	21.0%	21.0%	35.0%	35.0%
State, net of federal tax benefit	8.9%	6.3%	7.2%	—%
Effect of permanent differences	0.2%	(0.6)%	(0.4)%	—%
Tax credits and federal return to provision	(546.4)%	—%	—%	—%
State return to provision	(6.6)%	—%	—%	—%
Tax reform—rate change(1)	—%	—%	(14.7)%	—%
Income excluded from nontaxable entities	—%	—%	—%	(35.0)%
Change in valuation allowance	—%	(4.1)%	(42.4)%	—%
Effective tax rate	(522.9)%	22.6%	(15.3)%	—%
__________

(1)	For the ten months ended December 31, 2017, includes the tax rate reduction. The impact of the rate change is fully offset in the “Change in valuation allowance” item.

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the deferred tax assets and liabilities are as follows:

	Berry Corp. (Successor)
	December 31, 2019	December 31, 2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$14,542	$14,310
Accruals	12,218	2,993
Asset retirement obligations	41,382	26,383
Tax credits and federal return to provision	47,803	—
Interest limitation carryforward	13,892	7,486
Other	5,154	2,033
Total deferred tax assets	134,991	53,205
Deferred tax liabilities:
Book tax differences in property basis	(143,896)	(95,348)
Derivative instruments	(152)	(3,692)
Total deferred tax liabilities	(144,048)	(99,040)
Net deferred tax asset (liability)	$(9,057)	$(45,835)
As of December 31, 2019, the Company had approximately $56 million of federal net operating loss (“NOL”) carryforwards and $33 million of state net operating loss carryforwards. The federal net operating loss carryovers have no expiration date. State net operating loss carry forwards will expire in varying amounts beginning after taxable year ended 2027. In addition, as of December 31, 2019, the Company had US federal general business tax credit carryforwards totaling $48 million, which, if unused, will expire after taxable years ended 2037.
The Act signed into law in 2017 imposed new limitations on the ability to deduct interest paid or accrued. As of December 2019, we recorded a deferred tax asset related to the $66 million tax benefit of interest expense that was not currently deductible in tax years 2018 and 2019. This attribute can be carried forward indefinitely but utilized subject to certain annual limitations.
We assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. As of December 31, 2019, due to the positive evidence of cumulative income since the Effective Date and the reversal of existing federal and state temporary differences, we determined there is sufficient positive evidence to conclude that it is more likely than not that our deferred tax assets are realizable.

	Berry Corp. (Successor)
	December 31, 2019	December 31, 2018
	(in thousands)
Unrecognized tax benefits - January 1	$—	$—
Prior year - increase	6,720	—
Current year - increase	7,172	—
Unrecognized tax benefits - December 31	$13,892	$—

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The $13.9 million of unrecognized tax benefits as of December 31, 2019 do not affect the effective tax rate if recognized. We believe it is reasonably possible that the total unrecognized benefits may significantly decrease within the next 12 months as new guidance and regulations related to the Act are issued. No penalties or interest expense have been accrued on unrecognized tax benefits as of December 31, 2019.
We are subject to taxation in the United States and various state jurisdictions. We are not currently under audit by any federal or state income tax authority. The 2017, 2018, and 2019 federal and state tax returns remain open to examination under the respective statute of limitations.
Note 9—Supplemental Disclosures to the Balance Sheets and Statements of Cash Flows
Other current assets reported on the balance sheets included the following:

	Berry Corp. (Successor)
	December 31, 2019	December 31, 2018
	(in thousands)
Prepaid expenses	$4,577	$4,656
Materials and supplies	10,544	5,461
Oil inventories	3,432	3,786
Other	846	464
Other current assets	$19,399	$14,367
Other non-current assets at December 31, 2019 and December 31, 2018 included approximately $11 million and $16 million of deferred financing costs, net of amortization, respectively.
Accounts payable and accrued expenses on the balance sheets included the following:

	Berry Corp. (Successor)
	December 31, 2019	December 31, 2018
	(in thousands)
Accounts payable-trade	$25,475	$13,564
Accrued expenses	45,589	66,417
Royalties payable	25,385	26,189
Taxes other than income tax liability	9,150	10,766
Accrued interest	10,500	10,500
Dividends payable	9,888	9,992
Asset retirement obligation - current portion	25,208	6,372
Other	616	318
Total accounts payable and accrued expenses	$151,811	$144,118
Other non-current liabilities at December 31, 2019 and December 31, 2018 included approximately $33 million and $15 million of greenhouse gas liability, respectively.
Supplemental Information on the Statement of Operations
Other operating (income) expenses mainly consist of excess abandonment costs, as well as gain (loss) on sale of assets.

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Cash Flow Information
Supplemental disclosures to the statements of cash flows are presented below:

	Berry Corp. (Successor)			Berry LLC (Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	(in thousands)
Supplemental Disclosures of Significant Non-Cash Investing Activities:
Material inventory transfers to oil and natural gas properties	$10,056	$2,371	$—	$—
Supplemental Disclosures of Cash Payments (Receipts):
Interest, net of amounts capitalized	$30,720	$19,761	$14,276	$8,057
Income taxes	$(2)	$(1,901)	$1,994	$—
Reorganization items, net	$—	$832	$1,732	$11,838
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported in the consolidated statements of cash flows to the line items within the consolidated balance sheets:

	Berry Corp. (Successor)			Berry LLC (Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	(in thousands)
Beginning of Period
Cash and cash equivalents	$68,680	$33,905	$32,049	$30,483
Restricted cash	—	34,833	52,860	197,793
Restricted cash in other noncurrent assets	—	—	125	128
Cash, cash equivalents and restricted cash	$68,680	$68,738	$85,034	$228,404

Ending of Period
Cash and cash equivalents	$—	$68,680	$33,905	$32,049
Restricted cash	—	—	34,833	52,860
Restricted cash in other noncurrent assets	—	—	—	125
Cash, cash equivalents and restricted cash	$—	$68,680	$68,738	$85,034
Restricted cash is associated with cash reserved to settle claims with general unsecured creditors. Cash and cash equivalents consists primarily of highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. As part of our cash management system, we use a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes in the accounts payable and accrued expenses account.

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Certain Relationships and Related Party Transactions
In connection with our emergence from bankruptcy, we entered into agreements with certain of our affiliates and with parties who received shares of our common stock and Series A Preferred Stock in exchange for their claims.
Transition Services and Separation Agreement (“TSSA”)
On the Effective Date, Berry LLC entered into a TSSA with Linn Energy and certain of its subsidiaries to facilitate the separation of Berry LLC’s operations from Linn Energy’s operations. Under the TSSA, Berry LLC reimbursed Linn Energy for third-party out-of-pocket costs and expenses actually incurred by Linn Energy in connection with providing certain transition services. For the ten months ended December 31, 2017, we incurred management fee expenses of approximately $17 million under the TSSA. Since the agreement commenced on the Effective Date, no expenses were incurred for the periods ended February 28, 2017.
Note 11—Acquisitions and Divestitures
During 2019 we had various property acquisitions of approximately $2.9 million that individually were not significant.
Disposition of East Texas Properties
On November 30, 2018, we sold our non-core gas-producing properties and related assets located in the East Texas basin for approximately $7 million, before purchase price adjustments, which resulted in a gain of approximately $4 million. Production comprised approximately 0.7 MBoe per day of natural gas in the third quarter of 2018.
Acquisition of Chevron North Midway-Sunset
In April 2018, we acquired 2 leases on an aggregate of 214 acres of land owned by Chevron U.S.A. in the north Midway-Sunset field immediately adjacent to assets we currently operate. We assumed a drilling commitment of approximately $35 million to drill 115 wells on or before April 1, 2020, which we extended to April 1, 2022. We drilled 18 wells of these wells as of December 31, 2019. We paid no other consideration for the acquisition. Our drilling commitment will be tolled for a month for each consecutive 30-day period for which the posted price of WTI is less than $45 per barrel. This transaction is consistent with our business strategy to investigate areas beyond our known productive areas.
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
Note 12—Earnings Per Share
The Predecessor was organized as a limited liability company and, as such, did not issue any stock. Accordingly, we have not presented earnings per share calculations for the predecessor company periods.

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We calculate basic earnings (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the year ended December 31, 2019, year ended December 31, 2018, and ten months ended December 31, 2017 which is approximately 81 million, 58 million, and 39 million shares, respectively. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement, are considered common shares outstanding and are included in the computation of net income (loss) per share. Our initial capitalization included the issuance of 32,920,000 shares of common stock and another 7,080,000 shares reserved to settle claims of unsecured creditors, all of which were included in our computation of net income (loss) per share until the claims were settled and the shares issued. In March 2019, we finalized settlement of these claims, issuing approximately 2,770,000 shares. In all prior periods presented we retrospectively adjusted the weighted average shares in our earnings per share calculations for the ultimate shares issued, instead of the 7,080,000 shares that had been reserved.
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
The Series A Preferred Stock was not a participating security, therefore, we calculated diluted EPS using the “if-converted” method under which the preferred dividends are added back to the numerator and the convertible preferred stock is assumed to be converted at the beginning of the period. No incremental shares of Series A Preferred Stock were included in the diluted EPS calculation for the year ended December 31, 2019 as all outstanding shares of our Series A Preferred Stock were converted to common shares in connection with the IPO of our common stock in July 2018. No Series A Preferred Stock were included in the diluted EPS calculations for the year ended December 31, 2018 and for the ten months ended December 31, 2017 as their effect was anti-dilutive under the “if-converted” method.
The RSUs and PSUs are not a participating security as the dividends are forfeitable. The incremental RSU and PSU shares of 572,000 for the year ended December 31, 2019 and the incremental RSU shares of 189,000 for the year ended December 31, 2018 were included in the diluted EPS calculation for those respective years, as their effect was dilutive under the “if-converted” method. No incremental shares of RSUs were included in the diluted EPS calculation for the ten months ended December 31, 2017 as their effect was anti-dilutive under the “if-converted” method. No PSUs were included in the EPS calculations for the year end December 31, 2018, the ten months ended December 21, 2017, and the two months ended February 28, 2017, due to their contingent nature.

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Berry Corp. (Successor)			Berry LLC (Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	(in thousands except per share amounts)
Basic EPS calculation
Net income (loss)	$43,539	$147,102	$(21,068)	n/a
less: Series A Preferred Stock dividends and conversion to common stock	—	(97,942)	(18,248)	n/a
Net income (loss) attributable to common stockholders	$43,539	$49,160	$(39,316)	n/a
Weighted-average shares of common stock outstanding(1)	81,379	57,743	38,644	n/a
Basic earnings (loss) per share(2)	$0.54	$0.85	$(1.02)	n/a
Diluted EPS calculation
Net income (loss)	$43,539	$147,102	$(21,068)	n/a
less: Series A Preferred Stock dividends and conversion to common stock	—	(97,942)	(18,248)	n/a
Net income (loss) attributable to common stockholders	$43,539	$49,160	$(39,316)	n/a
Weighted-average shares of common stock outstanding(1)	81,379	57,743	38,644	n/a
Dilutive effect of potentially dilutive securities(3)	572	189	—	n/a
Weighted-average common shares outstanding - diluted	81,951	57,932	38,644	n/a
Diluted earnings (loss) per share(2)	$0.53	$0.85	$(1.02)	n/a
__________

(1)
For the year ended December 31, 2018, we retrospectively adjusted the weighted average shares in our earnings per share calculations for the 2,770,000 shares issued instead of 7,080,000 shares that had been reserved for the year ended December 31, 2018 and the ten months ended December 31, 2017.

(2)	Per share amounts are stated net of tax.

(3)	No potentially dilutive securities were included in computing earnings (loss) per share for the ten months ended December 31, 2017 because the effect of inclusion would have been anti-dilutive.

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Revenue Recognition
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
Oil, Natural Gas and NGLs
We recognize revenue from the sale of our oil, natural gas and NGLs production when delivery has occurred and control passes to the customer. Our oil and natural gas contracts are short term, typically less than a year and our NGL contracts are both short and long term. We consider our performance obligations to be satisfied upon transfer of control of the commodity. Our commodity sales contracts are indexed to a market price or an average index price. We recognize revenue in the amount that we expect to receive once we are able to adequately estimate the consideration (i.e., when market prices are known). Our contracts with customers typically require payment within 30 days following invoicing.
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

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Berry Corp. (Successor)			Berry LLC (Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	(in thousands)
Oil sales	$543,634	$520,979	$303,589	$54,110
Natural gas sales	19,391	26,244	40,887	14,476
Natural gas liquids sales	2,571	5,651	13,452	5,534
Electricity sales	29,397	35,208	21,972	3,655
Marketing revenues	2,094	2,322	2,694	633
Other revenues	316	774	3,975	1,424
Revenues from contracts with customers	597,403	591,178	386,569	79,832
(Losses) gains on oil derivatives	(37,998)	(4,621)	(66,900)	12,886
Total revenues and other	$559,405	$586,557	$319,669	$92,718
Note 14—Emergence from Voluntary Reorganization under Chapter 11
On May 11, 2016 our predecessor company filed bankruptcy. Our bankruptcy case was jointly administered with that of Linn Energy and its affiliates under the caption In re Linn Energy, LLC, et al., Case No. 16–60040 (the “Chapter 11 Proceeding”). On January 27, 2017, the Bankruptcy Court approved and confirmed our plan of reorganization in the Chapter 11 Proceeding (the “Plan”). On February 28, 2017 (the “Effective Date”), the Plan became effective and was implemented. A final decree closing the Chapter 11 Proceeding was entered September 28, 2018, with the Court retaining jurisdiction as described in the confirmation order and without prejudice to the request of any party–in–interest to reopen the case including with respect to certain, immaterial remaining matters.
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

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Berry LLC, as borrower, entered into the Emergence Credit Facility with the holders of claims under the Pre-Emergence Credit Facility, as lenders, and Wells Fargo Bank, N.A, as administrative agent, providing for a new reserves-based revolving loan with up to $550 million in borrowing commitments. This facility was replaced with the RBL Facility in July 2017 noted above.

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

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Berry Corp. (Successor)			Berry LLC (Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	(in thousands)
Return of undistributed funds from cash distribution pool(1)	$—	$22,855	$—	$—
Gains on resolution of pre-emergence liabilities and claims	—	3,713	—	—
Legal and other professional advisory fees	(426)	(3,083)	(1,027)	(19,481)
Gains on settlement of liabilities subject to compromise	—	—	—	421,774
Fresh-start valuation adjustments	—	—	—	(920,699)
Other	—	1,205	(705)	10,686
Reorganization items, net	$(426)	$24,690	$(1,732)	$(507,720)
__________

(1)	This amount was reclassed from restricted cash to general cash, thus does not represent a cash transaction.

Effect of Filing on Creditors
Subject to certain exceptions, under the Bankruptcy Code, the filing of Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities were subject to settlement under the Bankruptcy Code. Although the filing of Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors were stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. The Predecessor did not record interest expense on its senior notes for the period from January 1, 2017 through February 28, 2017. For this period, unrecorded contractual interest was approximately $9 million.
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

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 15—Fresh-Start Accounting
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

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
BERRY CORPORATION (bry)
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

Index to Financial Statements and Supplementary Data
BERRY CORPORATION (bry)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

__________
Reorganization Adjustments:

(1)
Represent amounts recorded as of the Effective Date for the implementation of the Plan, including, among other items, settlement of the Predecessor’s liabilities subject to compromise, repayment of certain of the Predecessor’s debt, cancellation of the Predecessor’s equity, issuances of the Successor’s common stock and preferred stock, proceeds received from the Berry Rights Offerings and issuance of the Successor’s debt.

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
BERRY CORPORATION (bry)
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
See Note 6 for additional information on the issuances and distributions of the Successor’s common and preferred stock.

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

(16)
Reflects a decrease of oil and natural gas properties, based on the methodology discussed in Note 2, and the elimination of accumulated depletion and amortization. The following table summarizes the components of oil and natural gas properties as of the Effective Date:

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
BERRY CORPORATION (bry)
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

Index to Financial Statements and Supplementary Data

BERRY CORPORATION (bry)
SUPPLEMENTAL QUARTERLY FINANCIAL DATA
(Unaudited)

	Berry Corp. (Successor)
	Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2019:
Oil, natural gas and natural gas liquid sales	$131,102	$136,908	$141,250	$156,336
Electricity sales	$9,729	$5,364	$7,460	$6,844
(Losses) gains on oil derivatives	$(65,239)	$27,276	$45,509	$(45,544)
Marketing revenues	$830	$414	$413	$437
Other revenues	$117	$104	$40	$55
Total expenses(2)	$114,853	$116,886	$113,008	$173,089
Total other (expenses) income	$(8,651)	$(8,961)	$(8,674)	$(7,868)
Reorganization items, net, (income) expense	$(231)	$(26)	$(170)	$—
Net (loss) income	$(34,098)	$31,972	$52,649	$(6,984)
Net (loss) income attributable to common stockholders	$(34,098)	$31,972	$52,649	$(6,984)
(Loss) earnings per share attributable to common stockholders:
Basic(1)	$(0.42)	$0.39	$0.65	$(0.09)
Diluted(1)	$(0.42)	$0.39	$0.65	$(0.09)

	Berry Corp. (Successor)
	Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2018:
Oil, natural gas and natural gas liquid sales	$125,624	$137,385	$147,004	$142,861
Electricity sales	$5,453	$5,971	$14,268	$9,517
(Losses) gains on oil derivatives	$(34,644)	$(78,143)	$(18,994)	$127,160
Marketing revenues	$785	$518	$486	$534
Other revenues	$66	$251	$183	$274
Total expenses	$91,121	$90,581	$102,530	$101,473
Total other (expenses) income	$(7,769)	$(9,394)	$(9,530)	$(8,712)
Reorganization items, net, expense (income)	$8,955	$456	$13,781	$1,498
Net income (loss)	$6,410	$(28,061)	$36,985	$131,768
Net income (loss) attributable to common stockholders	$760	$(33,711)	$(49,657)	$131,768
Earnings (loss) per share attributable to common stockholders:
Basic(1)	$0.02	$(0.94)	$(0.70)	$1.56
Diluted(1)	$0.02	$(0.94)	$(0.70)	$1.56

Index to Financial Statements and Supplementary Data

BERRY CORPORATION (bry)
SUPPLEMENTAL QUARTERLY FINANCIAL DATA (Continued)
(Unaudited)
__________

(1)
In March 2019, we finalized settlement of claims from unsecured creditors, issuing approximately 2,770,000 shares. We retrospectively adjusted the weighted average shares in our earnings per share calculations for the 2,770,000 shares issued instead of the 7,080,000 shares that had been reserved. See Note 12 of our consolidated financial statements for further information.

(2)	Total expenses for the fourth quarter of 2019 includes an impairment charge of $51 million for the Piceance gas properties in Colorado.

Index to Financial Statements and Supplementary Data

BERRY CORPORATION (bry)
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

	Berry Corp. (Successor)			Berry LLC (Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	(in thousands)
Property acquisition costs:
Proved	$2,939	$—	$249,338	$—
Unproved	—	—	—	—
Exploration costs	—	—	—	—
Development costs(1)	279,954	143,002	60,381	4,544
Total costs incurred	$282,893	$143,002	$309,719	$4,544
__________

(1)
Included in development costs for the year ended December 31, 2019 and 2018 are non-cash additions related to the estimated future asset retirement obligations of the Company's oil and gas properties of $68.1 million and $3.4 million, respectively.

Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities, support equipment and facilities, and natural gas plants and pipelines with applicable accumulated depreciation, depletion and amortization are presented below:

	Berry Corp. (Successor)
	December 31, 2019	December 31, 2018
	(in thousands)
Proved properties	$1,465,383	$1,168,245
Unproved properties	313,903	388,034
Total proved and unproved properties	1,779,286	1,556,279
Less accumulated depreciation, depletion and amortization	(223,919)	(132,587)
Net capitalized costs	$1,555,367	$1,423,692

Index to Financial Statements and Supplementary Data

BERRY CORPORATION (bry)
SUPPLEMENTAL OIL & NATURAL GAS DATA (Continued)
(Unaudited)
Results of Oil and Natural Gas Producing Activities
The results of operations for oil, natural gas and NGL producing activities (excluding items such as corporate overhead, interest costs and reorganization items, net) are presented below:

	Berry Corp. (Successor)			Berry LLC (Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
	(in thousands)
Net revenues from production:
Oil, natural gas and NGL sales	$565,596	$552,874	$357,928	$74,120
Electricity sales	29,397	35,208	21,972	3,655
Other production-related revenue	2,258	2,908	6,569	2,003
Total net revenues from production	597,251	590,990	386,469	79,778
Operating costs for production:
Lease operating expenses	216,294	188,776	149,599	28,238
Electricity generation expenses	19,490	20,619	14,894	3,197
Transportation expenses	8,059	9,860	19,238	6,194
Production-related general and administrative expenses	2,735	1,876	5,786	—
Taxes, other than income taxes	40,254	33,117	34,211	5,212
Other production-related costs	2,073	2,140	2,320	653
Total operating costs for production	288,905	256,388	226,048	43,494
Other costs:
Depreciation, depletion and amortization	101,816	81,927	67,051	26,743
Impairment of long-lived assets	51,081	—	—	—
Other operating (income) expenses	4,545	(2,747)	(22,930)	—
Total other costs	157,442	79,180	44,121	26,743
Pretax income (loss)	150,904	255,422	116,300	9,541
Income tax expense	10,084	69,807	45,887	230
Results of operations	$140,820	$185,615	$70,412	$9,311
Income tax is calculated as if the results presented above represented a stand-alone tax filing entity by applying the current federal and state statutory tax rates to the revenues after deducting costs, which include DD&A allowances, after giving effect to permanent differences. There is no federal tax provision included in the Predecessors results above because the Predecessor was not subject to federal income taxes during those periods. The income tax amount included in the Predecessor’s results above relates to Texas margin tax expense. Limited liability companies are subject to Texas margin tax. See Note 8 for additional information about income taxes.

Index to Financial Statements and Supplementary Data

BERRY CORPORATION (bry)
SUPPLEMENTAL OIL & NATURAL GAS DATA (Continued)
(Unaudited)
Proved Oil, Natural Gas and NGL Reserves
The Company's proved oil, natural gas and NGL reserve quantities and the related discounted future net cash flows before income taxes are based on estimates prepared by the independent engineering firm, DeGolyer and MacNaughton. In accordance with SEC regulations, proved reserves at December 31, 2019, December 31, 2018 and December 31, 2017 were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, excluding escalations based upon future conditions. An analysis of the change in the Company's net interests in estimated quantities of proved oil, natural gas, and NGL reserves, all of which are attributable to properties located in the United States, is shown below:

	Year Ended December 31, 2019
	Oil MBbls	NGLs MBbls	Natural Gas MMcf	Total MBoe
Total proved reserves:
Beginning of year	114,765	1,147	160,849	142,720
Extensions and discoveries	13,321	—	—	13,321
Revisions of previous estimates	10,759	160	(109,323)	(7,302)
Purchases of minerals in place	159	24	701	300
Sales of minerals in place	—	—	—	—
Production	(9,231)	(151)	(7,412)	(10,617)
End of year	129,773	1,180	44,815	138,422
Proved developed reserves:
Beginning of year	73,203	1,047	76,331	86,971
End of year	74,102	1,054	39,063	81,667
Proved undeveloped reserves:
Beginning of year	41,562	100	84,518	55,749
End of year	55,670	127	5,752	56,756

Index to Financial Statements and Supplementary Data

BERRY CORPORATION (bry)
SUPPLEMENTAL OIL & NATURAL GAS DATA (Continued)
(Unaudited)

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

Index to Financial Statements and Supplementary Data

BERRY CORPORATION (bry)
SUPPLEMENTAL OIL & NATURAL GAS DATA (Continued)
(Unaudited)
Proved reserves decreased by approximately 4,298 MBoe to approximately 138,422 MBoe for the year ended December 31, 2019, from 142,720 MBoe for the year ended December 31, 2018. Extensions and discoveries, principally in our California properties, contributed 13,321 MMBoe to the overall change in proved reserves. These extensions included McKittrick steamflood expansions based on delineation wells drilled in 2019, Homebase Pliocene development, as well as expansion of our thermal Diatomite operations. The year ended December 31, 2019, includes 7,302 MBoe of negative revisions of previous estimates. Negative revisions due to price were 6,829 MMBoe and this was caused by the current commodity price environment. Performance revisions included a decrease of 13,532 MMBoe due to the impairment of our Piceance gas properties and the removal of the proved undeveloped reserves related to this impairment. However, there were positive technical revisions of 13,329 MMBoe primarily related to the improved base performance and redevelopment in our thermal Diatomite area.
Proved reserves increased by approximately 1,335 MBoe to approximately 142,720 MBoe for the year ended December 31, 2018, from 141,385 MBoe for the year ended December 31, 2017. Extensions and discoveries, principally in our California properties, most of which was thermal Diatomite, as well as in Utah, contributed 22,362 MBoe to the increase in proved reserves. The year ended December 31, 2018, includes approximately 10,066 MBoe of negative revisions of previous estimates (17,992 MBoe of negative performance-related revisions resulting from 9,411 MBoe to remove proved undeveloped reserves due to a downward adjustment of our committed capital in the Piceance basin and technical revisions of 8,581 MBoe due to a shift in the development strategy as laid out in our 5-year capital plan offset by 7,926 MBoe of positive revisions due to higher commodity prices).
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

Index to Financial Statements and Supplementary Data

BERRY CORPORATION (bry)
SUPPLEMENTAL OIL & NATURAL GAS DATA (Continued)
(Unaudited)
Standardized Measure of Discounted Future Net Cash Flows
Information with respect to the standardized measure of discounted future net cash flows relating to proved reserves is summarized below. Future cash inflows are computed by applying applicable prices relating to the Company’s proved reserves to the year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. See Note 8 for additional information about income taxes.

	Berry Corp. (Successor)
	December 31, 2019	December 31, 2018	December 31, 2017
	(in thousands, except for prices)
Future cash inflows	$7,788,647	$8,119,309	$5,580,448
Future production costs	(3,623,688)	(3,357,149)	(2,725,548)
Future development costs	(1,106,333)	(884,055)	(678,312)
Future income tax expenses(1)	(587,487)	(757,470)	(365,330)
Future net cash flows	2,471,139	3,120,635	1,811,258
10% annual discount for estimated timing of cash flows	(1,005,002)	(1,359,089)	(833,910)
Standardized measure of discounted future net cash flows	$1,466,137	$1,761,546	$977,348
Representative prices:(2)
Brent Oil (Bbl)	$63.15	$71.54	$54.42
Henry Hub Natural gas (MMBtu)	$2.62	$3.10	$2.98
__________

(1)	Future income tax expenses are based on current statutory rates, adjusted for the tax basis of oil and gas properties and applicable tax credits, deductions and allowances.

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

BERRY CORPORATION (bry)
SUPPLEMENTAL OIL & NATURAL GAS DATA (Continued)
(Unaudited)
The following table summarizes the changes in the standardized measure of discounted future net cash flows:

	Berry Corp. (Successor)
	December 31, 2019	December 31, 2018	December 31, 2017
	(in thousands)
Standardized measure—beginning of year	$1,761,546	$977,348	$596,222
Net change in sales and transfer prices and production costs related to future production	(309,347)	818,705	224,064
Changes in estimated future development costs	(120,688)	35,313	6,399
Sales and transfers of oil, natural gas and NGLs produced during the period	(300,261)	(321,148)	(189,355)
Net change due to extensions, discoveries and improved recovery	180,825	363,450	157,717
Purchase of minerals in place	2,649	5,240	317,616
Sales of minerals in place	—	(5,593)	(141,998)
Net change due to revisions in quantity estimates	(124,110)	(175,947)	124,609
Previously estimated development costs incurred during the period	116,921	78,803	6,913
Accretion of discount	215,153	111,416	59,622
Changes in production rates and other	(5,939)	127,135	(47,651)
Net change in income taxes	49,388	(253,176)	(136,810)
Net increase (decrease)	(295,409)	784,198	381,126
Standardized measure—end of year	$1,466,137	$1,761,546	$977,348
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

Index to Financial Statements and Supplementary Data

The following table summarizes the average sales price and production costs:

	Berry Corp. (Successor)			Berry LLC (Predecessor)
	Year Ended December 31, 2019	Year Ended December 31, 2018	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017
Weighted-average realized prices:
Oil without hedges (Bbl)	$58.93	$64.76	$48.05	$46.94
Natural gas (Mcf)	$2.66	$2.74	$2.70	$3.42
NGLs (Bbl)	$17.02	$26.74	$22.23	$18.20

Production costs (per Boe):
Lease operating expenses	$20.42	$19.16	$15.84	$13.06

Index to Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K. Therefore, this Annual Report on Form 10-K does not include such an attestation.
Changes in the Company’s Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index to Financial Statements and Supplementary Data

Item 9B. Other Information
Amended and Restated Employment Agreement with Arthur T. Smith
On February 26, 2020, the Compensation Committee of our Board of Directors approved an amended and restated employment agreement to be entered into by Berry LLC, a wholly-owned subsidiary of Berry Corp., with our Chief Executive Officer, Arthur T. “Trem” Smith (the “Amended Agreement”), to replace and supersede Mr. Smith’s previous employment agreement with the Company (the “Prior Agreement”). The Amended Agreement will become effective as of March 1, 2020, subject to Mr. Smith’s continued employment through that date.
The Amended Agreement modifies certain terms of the Prior Agreement, including the following:

•
The initial term of the Amended Agreement is three years, with automatic one-year extensions on each anniversary of the effective date, unless either party gives notice of non-renewal at least 60 days prior to the such anniversary date.

•
Mr. Smith’s base salary remains $650,000, which will be reviewed at least annually by the Board of Directors (or a committee thereof) and may be increased, but not decreased without Mr. Smith’s consent; provided, however, that Mr. Smith’s consent will not be required on a determination by the Board (or a committee thereof) that a decrease of no more than 10% is necessary and appropriate, and such decreases are part of similar reductions applicable to the Company’s similarly situated executive officers.

•
Mr. Smith is eligible to receive an annual equity award in an amount and under terms to be determined in the sole discretion of the Board of Directors (or a committee thereof). It is contemplated that the amount will be equal to but not less than three times the sum of Mr. Smith’s base salary and target bonus amount for the applicable year, but ultimately subject to determination in the sole discretion of the Board of Directors (or a committee thereof).

•	Mr. Smith must give 90 days’ notice in the event he voluntarily resigns from employment.

•
Upon a termination of Mr. Smith’s employment under certain circumstances, including termination without Cause (as defined in the Amended Agreement) by the Company, his voluntary resignation on the basis of Good Reason (as defined in the Amended Agreement), his death or disability, he is eligible to receive, among other payments and benefits, severance in an amount equal to two times (or, if such termination occurs within 12 months following a Sale of Berry (as defined in the Amended Agreement), three times) the sum of Mr. Smith’s base salary and target annual bonus amount for the year of termination, plus an additional cash payment to cover health insurance premiums in certain circumstances.

All other material terms contained in the Prior Agreement remains substantially unchanged in the Amended Agreement. A copy of the Amended Agreement is filed as Exhibit 10.13 to this Annual Report on Form 10-K and is incorporated herein by reference. The description of the material changes to the Prior Agreement contained herein is qualified in its entirety by reference to the full text of the Amended Agreement.
Employment Agreement with Danielle Hunter
Effective January 28, 2020, the Board of Directors appointed Danielle Hunter to the office of Executive Vice President, General Counsel and Corporate Secretary. In connection with her appointment as an executive officer, the Board approved entry into a definitive employment agreement to be entered into by Berry LLC, a wholly-owned subsidiary of Berry Corp., with Ms. Hunter. A copy of the employment agreement is filed as Exhibit 10.11 to this Annual Report on Form 10-K and is incorporated herein by reference.

Index to Financial Statements and Supplementary Data

Employment Agreement with Megan Silva
Effective February 4, 2020, the Board of Directors appointed Megan Silva to the office of Executive Vice President, Corporate Affairs. In connection with her appointment as an executive officer, the Board approved entry into a definitive employment agreement to be entered into by Berry LLC, a wholly-owned subsidiary of Berry Corp., with Ms. Silva. A copy of the employment agreement is filed as Exhibit 10.13 to this Annual Report on Form 10-K and is incorporated herein by reference.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated herein by reference to our definitive Proxy Statement, for the 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2019.
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
Item 11. Executive Compensation
The information required by this Item 11 is incorporated herein by reference to our definitive Proxy Statement, for the 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item 12 is incorporated herein by reference to our definitive Proxy Statement, for the 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2019.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item 13 is incorporated herein by reference to our definitive Proxy Statement, for the 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2019.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference to our definitive Proxy Statement, for the 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A within 120 days of December 31, 2019.

Index to Financial Statements and Supplementary Data

Part IV
Item 15. Exhibits

Exhibit Number	Description

2.1
Amended Joint Chapter 11 Plan of Reorganization of Linn Acquisition Company, LLC and Berry Petroleum Company, LLC, dated January 25, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333-226011))

3.1*	Second Amended and Restated Certificate of Incorporation of Berry Petroleum Corporation (incorporated by reference to Exhibit 3.1 of Form 8-K filed February 19, 2020)
3.2*	Third Amended and Restated Bylaws of Berry Corporation (bry) (incorporated by reference to Exhibit 3.2 of Form 8-K filed February 19, 2020)
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

4.4*	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act of 1834
10.1
Assignment Agreement, dated February 28, 2017, between Linn Acquisition Company, LLC and Berry Petroleum Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-226011))

10.2
Transition Services and Separation Agreement, dated February 28, 2017, by and among Berry Petroleum Company, LLC, Linn Energy, LLC and certain of its affiliates and subsidiaries (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed March 8, 2019)

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

10.8†	Amended and Restated Employment Agreement, Arthur “Trem” Smith (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2018)
10.9†	Amended and Restated Employment Agreement, Cary D. Baetz (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2018)
10.10†	Amended and Restated Employment Agreement, Gary A. Grove (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed August 23, 2018)

Index to Financial Statements and Supplementary Data

Exhibit Number	Description
10.11†*	Executive Employment Agreement, dated January 28, 2020, between Berry Petroleum Company, LLC and Danielle Hunter
10.12†*	Executive Employment Agreement, dated February 4, 2020, between Berry Petroleum Company, LLC and Megan Silva
10.13†*	Second Amended and Restated Executive Employment Agreement, dated March 1, 2020, between Berry Petroleum Company, LLC and Arthur “Trem” Smith
10.14†
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

10.16†
Berry Petroleum Corporation Form of Restricted Stock Unit Award Agreement for Executive Vice Presidents (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-226011))

10.17†
Berry Petroleum Corporation Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-226011))

10.18†
Berry Petroleum Corporation Form of Performance-Based Restricted Stock Unit Award Agreement for Employees other than Executive Vice Presidents (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-226011)

10.19†
Berry Petroleum Corporation Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Vice Presidents (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-226011)

10.20†	Second Amended and Restated Berry Petroleum Corporation 2017 Omnibus Incentive Plan, dated June 27, 2018 (incorporated by reference to Exhibit 4.3 of S-8 Registration Statement (File No. 333-226582))
10.21†	Berry Petroleum Corporation 2017 Omnibus Incentive Plan dated June 15, 2017 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-226011))
10.22†
Berry Petroleum Corporation Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 8, 2019)

10.23†
Berry Petroleum Corporation Form of Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 8, 2019)

10.24†	Berry Petroleum Corporation Form of Restricted Stock Unit Award Agreement for Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 8, 2019)
10.25†
Berry Petroleum Corporation Form of Performance-Based Restricted Stock Unit Award Agreement for Employees other than Executive Officers (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 8, 2019)

10.26†
Berry Petroleum Corporation Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 8, 2019)

10.27	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-226011))
10.28
Credit Agreement, dated July 31, 2017, by and among Berry Petroleum Company, LLC, as borrower, Berry Petroleum Corporation, as guarantor, Wells Fargo Bank, N.A., as administrative agent and issuing lender, and certain lenders (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-226011))

Index to Financial Statements and Supplementary Data

Exhibit Number	Description
10.29
Amendment No. 1, dated as of November 16, 2017, to the Credit Agreement, dated July 31, 2017, by and among Berry Petroleum Company, LLC, as borrower, Berry Petroleum Corporation, as guarantor, Wells Fargo Bank, N.A., as administrative agent and issuing lender, and certain lenders (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-226011))

10.30
Amendment No. 2, dated as of March 8, 2018, to the Credit Agreement, dated July 31, 2017, by and among Berry Petroleum Company, LLC, as borrower, Berry Petroleum Corporation, as guarantor, Wells Fargo Bank, N.A., as administrative agent and issuing lender, and certain lenders (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-226011))

10.31
Amendment No. 3, dated November 14, 2018, to the Credit Agreement, dated July 31, 2017, by and among Berry Petroleum Company, LLC, as borrower, Berry Petroleum Corporation, as guarantor, Wells Fargo Bank, N.A., as administrative agent and issuing lender, and certain lenders (incorporated by reference to Exhibit 10.1 of Form 8-K filed November 15, 2018)

10.32
Amendment No. 4, dated December 17, 2019, to the Credit Agreement, dated July 31, 2017, by and among Berry Petroleum Company, LLC, as borrower, Berry Petroleum Corporation, as guarantor, Wells Fargo Bank, N.A., as administrative agent and issuing lender, and certain lenders (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 18, 2019)

10.33
Stock Purchase Agreement by and between Berry Petroleum Corporation, Oaktree Value Opportunities Fund Holdings, L.P. and Oaktree Opportunities X Fund Holdings (Delaware), L.P. dated July 17, 2018 (incorporated by reference to Exhibit 10.2 of Form 8-K filed July 30, 2018)

10.34
Stock Purchase Agreement by and between Berry Petroleum Corporation and certain funds affiliated with Benefit Street Partners named in Schedule I thereto, dated July 17, 2018 (incorporated by reference to Exhibit 10.3 of Form 8-K filed July 30, 2018)

21.1*	List of Subsidiaries of Berry Corporation (bry)
23.1*	Consent of KPMG LLP
23.2*	Consent of DeGolyer and MacNaughton
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report as of December 31, 2019 of DeGolyer and MacNaughton
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Data Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________

(*)	Filed herewith.
(†)    Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
Not applicable.

Index to Financial Statements and Supplementary Data

GLOSSARY OF COMMONLY USED TERMS
The following are abbreviations and definitions of certain terms used in this report, which are commonly used in the oil and natural gas industry:
"Absolute TSR" means absolute total stockholder return.
"AROs" means asset retirement obligations.
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
“BLM” means for the U.S. Bureau of Land Management.
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
“CalGEM” is an abbreviation for the California Geologic Energy Management Division.

Index to Financial Statements and Supplementary Data

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
"COGCC" is an abbreviation for the Colorado Oil and Gas Conservation Commission.
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
“DD&A” means depreciation, depletion & amortization.
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
"EH&S" is an abbreviation for Environmental, Health & Safety.
“Enhanced oil recovery” means a technique for increasing the amount of oil that can be extracted from a field.
“EOR” means enhanced oil recovery.
“EPA” is an abbreviation for the United States Environmental Protection Agency.
"EPS" is an abbreviation for earnings per share.
“ESA” is an abbreviation for the federal Endangered Species Act.

Index to Financial Statements and Supplementary Data

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
"FIP" is an abbreviation for Federal Implementation Plan.
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
“IOR” means improved oil recovery.
"IPO" is an abbreviation for initial public offering.
"LCFS" is an abbreviation for low carbon fuel standard.

Index to Financial Statements and Supplementary Data

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
"LIBOR" is an abbreviation for London Interbank Offered Rate.
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
“MMcf/d” means MMcf per day.
"MTBA" is an abbreviation for Migratory Bird Treaty Act.
“MW” means megawatt.
"MWHs" means megawatt hours.
“NAAQS” is an abbreviation for the National Ambient Air Quality Standard.
"NASDAQ" means Nasdaq Global Select Market.
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
"NRI" is an abbreviation for net revenue interest.

Index to Financial Statements and Supplementary Data

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
"OTC" means over-the-counter
"PALs" is an abbreviation for project approval letters.
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

Index to Financial Statements and Supplementary Data

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
"PSUs" means performance-based restricted stock units
“PURPA” is an abbreviation for the Public Utility Regulatory Policies Act.
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
"QF" means qualifying facility.
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
"Relative TSR" means relative total stockholder return.
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

Index to Financial Statements and Supplementary Data

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
"RSUs" is an abbreviation for restricted stock units.
"SARs" is an abbreviation for stock appreciation rights.
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

Index to Financial Statements and Supplementary Data

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
"WST" is an abbreviation for well stimulation treatment.
“WTI” means West Texas Intermediate.

Index to Financial Statements and Supplementary Data

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERRY CORPORATION (bry)

Date:	February 27, 2020	/s/ A. T. Smith
A. T. “Trem” Smith
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

February 27, 2020	/s/ A. T. Smith	President and Chief Executive Officer, and Director
	A. T. “Trem” Smith	(Principal Executive Officer)

February 27, 2020	/s/ Cary Baetz	Executive Vice President and Chief
	Cary Baetz	Financial Officer, and Director
(Principal Financial Officer)

February 27, 2020	/s/ M. S. Helm	Chief Accounting Officer
	Michael S. Helm	(Principal Accounting Officer)

February 27, 2020	/s/ E. J. Voiland	Director
Eugene J. Voiland

February 27, 2020	/s/ Brent S. Buckley	Director
Brent S. Buckley

February 27, 2020	/s/ C K Potter	Director
C. Kent Potter

February 27, 2020	/s/ Anne L. Mariucci	Director
Anne L. Mariucci

February 27, 2020	/s/ Donald L. Paul	Director
Donald L. Paul