Form 10-Q
period 2021-03-31
Berry Corp (bry)
filed 2021-05-05
CIK 1705873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Shares of common stock outstanding as of April 30, 2021          80,471,022

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$97,362	$80,557
Accounts receivable, net of allowance for doubtful accounts of $2,215 at March 31, 2021 and $2,215 at December 31, 2020	52,333	52,027
Derivative instruments	3,283	2,507
Other current assets	25,063	19,400
Total current assets	178,041	154,491
Noncurrent assets:
Oil and natural gas properties	1,436,286	1,412,566
Accumulated depletion and amortization	(264,015)	(235,259)
Total oil and natural gas properties, net	1,172,271	1,177,307
Other property and equipment	112,072	112,145
Accumulated depreciation	(33,687)	(31,368)
Total other property and equipment, net	78,385	80,777
Derivative instruments	1,999	—
Other noncurrent assets	6,135	7,235
Total assets	$1,436,831	$1,419,810
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$159,846	$151,985
Derivative instruments	52,719	23,321
Total current liabilities	212,565	175,306
Noncurrent liabilities:
Long-term debt	393,741	393,480
Deferred income taxes	635	1,011
Asset retirement obligations	135,402	135,192
Other noncurrent liabilities	2,694	785
Commitments and Contingencies - Note 4
Stockholders' Equity:
Common stock ($0.001 par value; 750,000,000 shares authorized; 85,583,268 and 85,041,581 shares issued; and 80,471,022 and 79,929,335 shares outstanding, at March 31, 2021 and December 31, 2020, respectively)	86	85
Additional paid-in-capital	914,956	915,877
Treasury stock, at cost (5,112,246 shares at March 31, 2021 and December 31, 2020)	(49,995)	(49,995)
Retained deficit	(173,253)	(151,931)
Total stockholders' equity	691,794	714,036
Total liabilities and stockholders' equity	$1,436,831	$1,419,810
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$135,265	$122,098
Electricity sales	10,069	5,461
(Losses) gains on oil and gas sales derivatives	(53,504)	211,229
Marketing revenues	2,234	453
Other revenues	137	24
Total revenues and other	94,201	339,265
Expenses and other:
Lease operating expenses	62,284	50,752
Electricity generation expenses	7,648	3,946
Transportation expenses	1,576	1,822
Marketing expenses	2,227	430
General and administrative expenses	17,070	19,337
Depreciation, depletion, and amortization	33,840	35,329
Impairment of oil and gas properties	—	289,085
Taxes, other than income taxes	9,557	4,352
(Gain) losses on natural gas purchase derivatives	(27,730)	12,035
Other operating expenses	799	2,202
Total expenses and other	107,271	419,290
Other (expenses) income:
Interest expense	(8,485)	(8,920)
Other, net	(143)	(6)
Total other (expenses) income	(8,628)	(8,926)
Loss before income taxes	(21,698)	(88,951)
Income tax (benefit) expense	(376)	26,349
Net loss	$(21,322)	$(115,300)

Net loss per share:
Basic	$(0.27)	$(1.45)
Diluted	$(0.27)	$(1.45)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three-Month Period Ended March 31, 2020
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Stockholders' Equity
	(in thousands)
December 31, 2019	$85	$901,830	$(49,995)	$120,528	$972,448
Shares withheld for payment of taxes on equity awards and other	—	(794)	—	—	(794)
Stock based compensation	—	3,036	—	—	3,036
Dividends declared on common stock, $0.12/share	—	—	—	(9,564)	(9,564)
Net loss	—	—	—	(115,300)	(115,300)
March 31, 2020	$85	$904,072	$(49,995)	$(4,336)	$849,826

	Three-Month Period Ended March 31, 2021
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Stockholders' Equity
	(in thousands)
December 31, 2020	$85	$915,877	$(49,995)	$(151,931)	$714,036
Shares withheld for payment of taxes on equity awards and other	—	(1,442)	—	—	(1,442)
Stock based compensation	—	3,995	—	—	3,995
Issuance of common stock	1	—	—	—	1
Dividends declared on common stock, $0.04/share	—	(3,474)	—	—	(3,474)
Net loss	—	—	—	(21,322)	(21,322)
March 31, 2021	$86	$914,956	$(49,995)	$(173,253)	$691,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net loss	$(21,322)	$(115,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	33,840	35,329
Amortization of debt issuance costs	1,360	1,338
Impairment of oil and gas properties	—	289,085
Stock-based compensation expense	3,779	2,922
Deferred income taxes	(376)	26,347
Increase in allowance for doubtful accounts	—	1,200
Other operating expenses	—	1,575
Derivative activities:
Total losses (gains)	25,774	(199,194)
Cash settlements on derivatives	850	19,625
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(296)	22,074
(Increase) in other assets	(5,663)	(331)
Increase (decrease) in accounts payable and accrued expenses	1,300	(29,179)
Decrease in other liabilities	(816)	(11,008)
Net cash provided by operating activities	38,430	44,483

Cash flows from investing activities:
Capital expenditures:
Capital expenditures	(23,569)	(39,703)
Changes in capital expenditures accruals	3,508	(3,533)
Acquisition of properties and equipment and other	—	(12)
Proceeds from sale of property and equipment and other	124	210
Net cash used in investing activities	(19,937)	(43,038)

Cash flows from financing activities:
Borrowings under RBL credit facility	—	124,100
Repayments on RBL credit facility	—	(115,000)
Dividends paid on common stock	(246)	(9,750)
Shares withheld for payment of taxes on equity awards and other	(1,442)	(794)
Net cash used in financing activities	(1,688)	(1,444)
Net increase in cash and cash equivalents	16,805	1
Cash and cash equivalents:
Beginning	80,557	—
Ending	$97,362	$1
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
Nature of Business
Berry Corp. is an independent oil and natural gas company that was incorporated under Delaware law in February 2017 and its common stock began trading on NASDAQ under the symbol “bry” in July 2018. Berry Corp. operates through its wholly-owned subsidiary, Berry LLC. Our properties are located onshore in the United States (the “U.S.”), in California (primarily in the San Joaquin basin), Utah (in the Uinta basin), and Colorado (in the Piceance basin).
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
We prepared this report pursuant to the rules and regulations of the U.S. Security and Exchange Commission (“SEC”) applicable to interim financial information, which permit the omission of certain disclosures to the extent they have not changed materially since the latest annual financial statements. We believe our disclosures are adequate to make the disclosed information not misleading. The results reported in these unaudited condensed consolidated financial statements may not accurately forecast results for future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020.
Reclassification
We reclassified certain prior year amounts in the cash flow statements to conform to the current year presentation. These reclassifications had no material impact on the financial statements.
Recently Adopted Accounting Standards
In December 2019, the FASB issued rules which simplify the accounting for income taxes. We adopted these rules in the first quarter of 2021 which did not have a material impact on our financial statements.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2—Debt
The following table summarizes our outstanding debt:

	March 31, 2021	December 31, 2020	Interest Rate	Maturity	Security
	(in thousands)
RBL Facility	$—	$—	variable rates 3.0% (2021) and 4.0% (2020), respectively	July 29, 2022	Mortgage on 85% of Present Value of proven oil and gas reserves and lien on certain other assets
2026 Notes	400,000	400,000	7.0%	February 15, 2026	Unsecured
Long-Term Debt - Principal Amount	400,000	400,000
Less: Debt Issuance Costs	(6,259)	(6,520)
Long-Term Debt, net	$393,741	$393,480
Deferred Financing Costs
We incurred legal and bank fees related to the issuance of debt. At March 31, 2021 and December 31, 2020, debt issuance costs for the RBL Facility (as defined below) reported in “other noncurrent assets” on the balance sheet were approximately $6 million and $7 million net of amortization, respectively. At March 31, 2021 and December 31, 2020, debt issuance costs, net of amortization, for the unsecured notes due February 2026 (the “2026 Notes”) reported in “Long-Term Debt, net” on the balance sheet were approximately $6 million and $7 million, respectively.
For the three months ended March 31, 2021 and March 31, 2020, the amortization expense for the RBL Facility and 2026 Notes were both approximately $1 million and was included in “interest expense” in the condensed consolidated statements of operations.
Fair Value
Our debt is recorded at the carrying amount on the balance sheets. The carrying amount of the RBL Facility approximates fair value because the interest rates are variable and reflect market rates. The fair value of the 2026 Notes was approximately $388 million and $337 million at March 31, 2021 and December 31, 2020, respectively.
The RBL Facility
On July 31, 2017, we entered into a credit agreement that provided for a revolving loan with up to $1.5 billion of commitment, subject to a reserve borrowing base (“RBL Facility”). The RBL Facility provides a letter of credit subfacility for the issuance of letters of credit in an aggregate amount not to exceed $25 million. Issuances of letters of credit reduce the borrowing availability for revolving loans under the RBL Facility on a dollar for dollar basis. Borrowing base redeterminations generally become effective each May and November, although each of us and the administrative agent may make one interim redetermination between scheduled redeterminations. The RBL Facility has an elected commitment feature that allows us to increase commitments to the amount of our borrowing base with lender approval. In April 2021, we completed our scheduled semi-annual borrowing base redetermination under our RBL Facility, which resulted in a reaffirmed borrowing base and the Company's elected commitment at $200 million with no further borrowing restrictions beyond the covenants noted below.
The RBL Facility contains customary events of default and remedies for credit facilities of a similar nature. If we do not comply with the financial and other covenants in the RBL Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the RBL Facility and exercise all of their other rights and remedies, including foreclosure on all of the collateral. The RBL Facility contains certain anti-cash hoarding provisions, including the requirement to repay outstanding loans on a weekly basis in the amount of any

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
cash on the balance sheet (subject to certain exceptions) in excess of $30 million; and further limits to dividends and share repurchases. The RBL Facility matures on July 29, 2022, unless terminated earlier in accordance with the RBL Facility terms.
The RBL Facility requires us to maintain on a consolidated basis as of each quarter-end (i) a Leverage Ratio of no more than 4.0 to 1.0 and (ii) a Current Ratio of at least 1.0 to 1.0. The RBL Facility also contains customary restrictions. As of March 31, 2021, our Leverage Ratio and Current Ratio were 1.9 to 1.0 and 2.3 to 1.0, respectively. In addition, the RBL Facility currently provides that to the extent we incur unsecured indebtedness, including any amounts raised in the future, the borrowing base will be reduced by an amount equal to 25% of the amount of such unsecured debt. We were in compliance with all financial covenants under the RBL Facility as of March 31, 2021.
The RBL Facility permits us to repurchase equity and indebtedness, among other things, if availability is equal to or greater than 20% of the elected commitments or borrowing base, whichever is in effect, and our pro forma leverage ratio is less than or equal to 2.5 to 1.0.
As of March 31, 2021, we had no borrowings outstanding, $7 million in letters of credit outstanding, and approximately $193 million of available borrowings capacity under the RBL Facility.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
As of March 31, 2021, we had the following crude oil production and gas purchase hedges.

	Q2 2021	Q3 2021	Q4 2021	FY 2022

Fixed Price Oil Swaps (Brent):
Hedged volume (mbbls)	1,728	1,318	1,318	1,095
Weighted-average price ($/bbl)	$45.82	$48.66	$48.66	$60.00
Fixed Price Gas Purchase Swaps (Kern, Delivered):
Hedged volume (mmbtu)	4,777,500	4,830,000	2,085,000	—
Weighted-average price ($/mmbtu)	$2.83	$2.83	$2.95	$—
As of March 31, 2021 we also had open swap positions that are excluded from the table above where we are both buyer and seller of equal notional volumes of 12,500 mmbtu/d of fixed price gas sales swaps each indexed to Northwest Pipeline Rocky Mountains and CIG, for the period January 1, 2021 through December 31, 2021. These swap positions effectively cancel each other while resulting in a mark-to-market gain of $2 million. This gain will be cash settled in 2021 as the positions expire.
Our commodity derivatives are measured at fair value using industry-standard models with various inputs including publicly available underlying commodity prices and forward curves, and all are classified as Level 2 in the required fair value hierarchy for the periods presented. These commodity derivatives are subject to counterparty netting. The following tables present the fair values (gross and net) of our outstanding derivatives as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$10,667	$(7,384)	$3,283
Commodity Contracts	Non-current assets	1,999	—	1,999
Liabilities:
Commodity Contracts	Current liabilities	(60,103)	7,384	(52,719)
Total derivatives		$(47,437)	$—	$(47,437)

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at March 31, 2021 and December 31, 2020. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiary, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of March 31, 2021, we are not aware of material indemnity claims pending or threatened against us.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Securities Litigation Matter
On November, 20, 2020, Luis Torres, individually and on behalf of a putative class, filed a securities class action lawsuit (the “Torres Lawsuit”) in the United States District Court for the Northern District of Texas against Berry Corp. and certain of its current and former directors and officers (the “Defendants”). The complaint alleges that the Defendants made false and misleading statements during the Class Period and in the offering materials for the IPO, concerning the Company’s business, operational efficiency and stability, and compliance policies, that artificially inflated the Company’s stock price, resulting in injury to the purported class members when the value of Berry Corp.’s common stock declined following release of its financial results for the third quarter of 2020. The complaint does not quantify the alleged losses but seeks to recover all damages sustained by the putative class as a result of these alleged securities violations, as well as attorneys’ fees and costs.
On January 21, 2021, multiple plaintiffs filed motions in the Torres Lawsuit seeking to be appointed lead plaintiff and lead counsel. We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.
Note 5—Equity
Cash Dividends
Our Board of Directors approved a regular dividend of $0.04 per share on our common stock for the first quarter of 2021, which we paid in April 2021. In April 2021, our Board of Directors approved a $0.04 per share regular cash dividend on our common stock for the second quarter of 2021, which is expected to be paid in July 2021.
Stock Repurchase Program
In December 2018, our Board of Directors adopted a program for the opportunistic repurchase of up to $100 million of our common stock. Based on the Board’s evaluation of market conditions for our common stock at the time, they authorized repurchases of up to $50 million under the program. The Company repurchased a total of 5,057,682 shares under the stock repurchase program for approximately $50 million in 2018 and 2019. In February 2020, the Board of Directors authorized the repurchase of the remaining $50 million of our $100 million repurchase program. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means, as determined in the Company's sole discretion. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate Berry Corp. to purchase shares during any period or at all. Any shares acquired will be available for general corporate purposes. For the three months ended March 31, 2021, we did not repurchase any shares under the stock repurchase program.
Stock-Based Compensation
In February 2021, the Company granted awards of 1,832,941 shares of restricted stock units (“RSUs”), which will vest annually in equal amounts over three years and 997,840 performance-based restricted stock units (“PSUs”), which will cliff vest, if at all, at the end of a three year performance period. The fair value of these awards was approximately $14 million.
The RSUs awarded in February 2021 are solely time-based awards. Of the PSUs awarded in February 2021, (a) 50% of such will vest, if at all, based on a total stockholder return (“TSR”) performance metric (the “TSR PSUs”), which is defined as the capital gains per share of stock plus dividends paid assuming reinvestment, with TSR measured on an absolute basis and relative to the TSR of the 39 exploration and production companies in the Vanguard World Fund - Vanguard Energy ETF Index plus the S&P SmallCap 600 Value Index (collectively, the “Peer Group”) during the performance period; and (b) the other 50% of such will vest, if at all, based on the Company's average cash returned on invested capital (“CROIC PSUs”) over the performance period. Depending on

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the results achieved during the three-year performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 250% of the TSR PSUs granted and from 0% to 200% of the CROIC PSUs granted.
The fair value of the RSUs and CROIC PSUs was determined using the grant date stock price. The fair value of the TSR PSUs was determined using a Monte Carlo simulation analysis to estimate the total shareholder return ranking of the Company, including a comparison against the Peer Group over the performance periods. The expected volatility of the Company’s common stock at the date of grant was estimated based on average volatility rates for the Company and selected guideline public companies. The dividend yield assumption was based on the then current annualized declared dividend. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.
Note 6—Supplemental Disclosures to the Financial Statements
Other current assets reported on the condensed consolidated balance sheets included the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Prepaid expenses	$10,351	$3,592
Materials and supplies	10,876	11,666
Oil inventories	3,609	3,490
Other	227	652
Total other current assets	$25,063	$19,400
Other non-current assets at March 31, 2021 and December 31, 2020, included approximately $6 million and $7 million of deferred financing costs, net of amortization, respectively.
Accounts payable and accrued expenses on the condensed consolidated balance sheets included the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Accounts payable-trade	$22,498	$11,055
Accrued expenses	43,849	43,452
Royalties payable	16,921	15,150
Greenhouse gas liability - current portion	34,123	35,554
Taxes other than income tax liability	9,892	10,118
Accrued interest	3,500	10,783
Dividends payable	3,218	—
Asset retirement obligations - current portion	25,000	25,000
Other	845	873
Total accounts payable and accrued expenses	$159,846	$151,985
The long-term portion of the asset retirement obligations remained flat at $135 million at March 31, 2021 and December 31, 2020 due to $3 million of accretion, which was offset by $3 million of liabilities settled during the period.
Other non-current liabilities at March 31, 2021 and December 31, 2020 included approximately $2 million and no greenhouse gas liability, respectively.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental Information on the Statement of Operations
For the three months ended March 31, 2021, other operating expense was $1 million and mainly consisted of oil tank storage fees. For three months ended March 31, 2020, other operating expense was $2 million and mainly consisted of excess abandonment costs and drilling rig standby charges.
Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Supplemental Disclosures of Significant Non-Cash Investing Activities:
Material inventory transfers to oil and natural gas properties	$1,020	$696
Supplemental Disclosures of Cash Payments (Receipts):
Interest, net of amounts capitalized	$14,637	$14,879
Income taxes payments	$—	$2
Cash and cash equivalents consist primarily of highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. As part of our cash management system, we use a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes and have been included in “accounts payable and accrued expenses” in the condensed consolidated balance sheets, amounts are approximately $4 million and $2 million as of March 31, 2021 and December 31, 2020, respectively.
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
The RSUs and PSUs are not a participating security as the dividends are forfeitable. For the three months ended March 31, 2021 and 2020 no incremental RSUs or PSUs were included in the diluted EPS calculation as their effect was anti-dilutive under the “if converted” method.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands except per share amounts)
Basic EPS calculation
Net loss	$(21,322)	$(115,300)
Weighted-average shares of common stock outstanding	80,115	79,608
Basic loss per share	$(0.27)	$(1.45)
Diluted EPS calculation
Net loss	$(21,322)	$(115,300)
Weighted-average shares of common stock outstanding	80,115	79,608
Dilutive effect of potentially dilutive securities(1)	—	—
Weighted-average common shares outstanding - diluted	80,115	79,608
Diluted loss per share	$(0.27)	$(1.45)
__________
(1)    We excluded approximately 2.2 million and 0.3 million dilutive securities from the dilutive weighted-average common shares outstanding for the three months ended March 31, 2021 and 2020, because their effect was anti-dilutive.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8—Revenue Recognition
We derive most of our revenue from sales of oil, natural gas and NGLs, with the remaining revenue generated from sales of electricity and marketing activities related to transporting and marketing third-party volumes.
The following table provides disaggregated revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Oil sales	$122,359	$118,310
Natural gas sales	12,077	3,368
Natural gas liquids sales	829	420
Electricity sales	10,069	5,461
Marketing revenues	2,234	453
Other revenues	137	24
Revenues from contracts with customers	147,705	128,036
(Losses) gains on oil and gas sales derivatives	(53,504)	211,229
Total revenues and other	$94,201	$339,265

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim unaudited consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”). When we use the terms “we,” “us,” “our,” “Berry,” the “Company” or similar words in this report, we are referring to, as the context may require, (i) Berry Corporation (bry), a Delaware corporation (formerly known as Berry Petroleum Corporation, and also referred to herein as “Berry Corp.”) together with its wholly owned subsidiary, Berry Petroleum, LLC, a Delaware limited liability company (also referred to herein as “Berry LLC”), or (ii) either Berry Corp. or Berry LLC.
Our Company
We are a western United States independent upstream energy company focused on the development and production of onshore, low geologic risk, long-lived conventional oil reserves primarily located in California.
In the aggregate, our assets are characterized by high oil content. The overwhelming majority of our productive assets are located in the oil-rich reservoirs in the San Joaquin basin of California, which has more than 150 years of production history and substantial remaining oil in place. As a result of the substantial data produced over the basin’s long history, its reservoir characteristics are well understood, which enables predictable, repeatable, low geological risk and low-cost development opportunities. In California, we focus on conventional, shallow oil reservoirs, the drilling and completion of which are relatively low-cost in contrast to unconventional resource plays. We also have assets in the low-operating cost, oil-rich reservoirs in the Uinta basin of Utah and in the low geologic risk natural gas resource play in the Piceance basin in Colorado. We believe that the successful execution of our strategy across our low-declining, oil-weighted production base coupled with extensive inventory of identified drilling locations with attractive full-cycle economics will support our objectives to generate “Levered Free Cash Flow” (a non-GAAP financial measure discussed under “How We Plan and Evaluate Operations” in this report) to fund our operations, optimize capital efficiency, and return capital to stockholders, while maintaining a low leverage profile and focusing on attractive organic and strategic growth through commodity price cycles.
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
Adjusted EBITDA
Adjusted EBITDA is the primary financial and operating measurement that our management uses to analyze and monitor the operating performance of our business. Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest expense; income taxes; depreciation, depletion, and amortization (“DD&A”); derivative gains or losses net of cash received or paid for scheduled derivative settlements; impairments; stock compensation expense; and other unusual, out-of-period and infrequent items.

Operating Expenses
Overall, operating expense is used by management as a measure of the efficiency with which operations are performed. We define operating expenses as lease operating expenses, electricity generation expenses, transportation expenses, and marketing expenses, offset by the third-party revenues generated by electricity, transportation and marketing activities, as well as the effect of derivative settlements (received or paid) for gas purchases. Lease operating expenses include fuel, labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Taxes other than income taxes are excluded from operating expenses. Marketing revenues represent sales of natural gas purchased from and sold to third parties. The electricity, transportation and marketing activity related revenues are viewed and treated internally as a reduction to operating costs when tracking and analyzing the economics of development projects and the efficiency of our hydrocarbon recovery. Additionally, we strive to minimize the variability of our fuel gas costs for our steam operations with gas hedges.
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
As part of our commitment to creating long-term stockholder value, we strive to conduct our operations in an ethical, safe and responsible manner, to protect the environment and to take care of our people and the communities in which we live and operate. We also seek proactive and transparent engagement with regulatory agencies, the communities in which we operate and our other stakeholders in order to realize the full potential of our resources in a timely fashion that safeguards people and the environment and complies with existing laws and regulations. We monitor our EH&S performance through various measures, holding our employees and contractors to high standards. Meeting corporate EH&S metrics, including with respect to health and safety and spill prevention, is a part of our short-term incentive program for all employees.
General and Administrative Expenses
We monitor our cash general and administrative expenses as a measure of the efficiency of our overhead activities and approximately 10% of such costs are capitalized, which is significantly less than industry norms. Such expenses are a key component of the appropriate level of support our corporate and professional team provides to the development of our assets and our day-to-day operations.
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
Business Environment, Market Conditions and Outlook
Our operating and financial results, same as those of the oil and gas industry as a whole, are heavily influenced by commodity prices. Oil and gas prices and differentials have, and may continue to, fluctuate significantly as a result of numerous market-related variables, including global geopolitical and economic conditions. Our 2020 operating and financial results were adversely impacted by the deterioration and prolonged weakness in commodity prices that resulted from the COVID-19 pandemic as well as from certain actions by foreign oil and gas producers. Oil prices began to improve toward the end of 2020 and further strengthened in the beginning of 2021.

The extent to which our full year 2021 operating and financial results, or that of future periods, will be adversely impacted by the ongoing COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. Further, to what extent these events do ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors that are not within our control and cannot be predicted, including the duration and extent of the pandemic and speculation as to future actions by Saudi Arabia, Russia and other foreign producers. We have taken steps and continue to work to address the challenges and mitigate mounting repercussions from both the COVID-19 pandemic and the industry downturn on our operations, our financial condition and our people.
The COVID-19 Pandemic and Industry Downturn
The recovery in the oil and gas industry has improved with generally increasing oil prices as more states and countries re-open and national and global economies continue to recover. The demand for oil, while improving, still remains below pre-COVID-19 pandemic levels and could again decline if there is a resurgence of the COVID-19 outbreak, although the extent of the additional impact on our industry and our business cannot be reasonably predicted at this time. In addition, in April 2021, OPEC+ reached an agreement to gradually increase oil production over the next three months beginning in May 2021 as a result of anticipated global demand recovery.
As a result of the industry downturn, commodity price outlook, and increasing uncertainty, we heightened our focus on driving operational efficiencies and reducing costs. As a result of our ability to accomplish this goal we reinstated a quarterly dividend, which began in the first quarter of 2021, subject to future determination by the Company's Board of Directors.
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
Average oil prices were higher for the three months ended March 31, 2021 compared to the three months ended December 31, 2020 and March 31, 2020. Brent crude oil contract prices ranged from $69.63 per bbl to $51.09 per bbl during the first quarter of 2021. Though the California market generally receives Brent-influenced pricing, California oil prices are determined ultimately by local supply and demand dynamics. As described above, if reactions to the COVID-19 pandemic cause demand to worsen, and/or if OPEC+ producers take actions that again create a supply surge, and if necessary storage availability is not sufficient, oil prices may again go materially lower.
In California, the price we pay for fuel gas purchases is generally based on the Kern, Delivered Index, which was briefly higher than $100 per mmbtu and as low as $2.37 per mmbtu during the first quarter of 2021, while we paid an average of $7.99 per mmbtu in this period. In February 2021, due to Winter Storm Uri, we saw demand and prices for natural gas increase dramatically in all our markets.

The following table presents the average Brent, WTI, Kern, Delivered, and Henry Hub prices for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Oil (bbl) – Brent	$61.32	$45.26	$50.82
Oil (bbl) – WTI	$57.82	$42.66	$46.35
Natural gas (mmbtu) – Kern, Delivered	$7.99	$3.38	$1.97
Natural gas (mmbtu) – Henry Hub	$3.50	$2.52	$1.91
As mentioned above, California oil prices are Brent-influenced as California refiners import approximately 65% - 70% of the state’s demand from OPEC+ countries and other waterborne sources. Without the higher costs and potential environmental impact associated with importing crude via rail or supertanker, we believe our in-state production and low-cost crude transportation options, coupled with Brent-influenced pricing, in appropriate oil price environments, should continue to allow us to realize positive cash margins in California over the cycle.
Utah oil prices have historically traded at a discount to WTI as the local refineries are designed for Utah's unique oil characteristics and the remoteness of the assets makes access to other markets logistically challenging. However, we have high operational control of our existing acreage, which provides significant upside for additional vertical and or horizontal development and recompletions.
Prices and differentials for NGLs are related to the supply and demand for the products making up these liquids. Some of them more typically correlate to the price of oil while others are affected by natural gas prices as well as the demand for certain chemical products which are used as feedstock. In addition, infrastructure constraints magnify pricing volatility.
Natural gas prices and differentials are strongly affected by local market fundamentals, availability of transportation capacity from producing areas and seasonal impacts. We purchase substantially more natural gas for our California steamfloods and cogeneration facilities than we produce and sell in Utah and Colorado (“the Rockies”). Additionally, in recent history, the California gas markets have generally had higher gas prices than the Rockies and the rest of the United States. Consequently, higher gas prices have a negative impact on our operating results. However, we mitigate a portion of this exposure by selling excess electricity from our cogeneration operations to third parties at prices linked to the price of natural gas. We also strive to minimize the variability of our fuel gas costs for our steam operations by hedging a significant portion of such gas purchases. The negative impact of higher gas prices on our California operating expenses is partially offset by higher gas sales for the gas we produce in the Rockies.
Our earnings are also affected by the performance of our cogeneration facilities. These cogeneration facilities generate both electricity and steam for our properties and electricity for off-lease sales. While a portion of the electric output of our cogeneration facilities is utilized within our production facilities to reduce operating expenses, we also sell electricity produced by three of our cogeneration facilities under long-term contracts with terms ending in July 2021 through December 2026. The contract ending in July 2021 represents less than 25% of our electricity sales. The most significant input and cost of the cogeneration facilities is natural gas. We generally receive significantly more revenue from these cogeneration facilities in the summer months, most notably in June through September, due to negotiated capacity payments we receive.
EH&S and Regulatory Matters
Like other companies in the oil and gas industry, our operations are subject to complex and stringent federal, state, and local laws and regulations relating to drilling, completion, well stimulation, operation, maintenance or abandonment of wells or facilities, managing energy, water, land, greenhouse gases or other emissions, protection of health, safety and the environment, or transportation, marketing, and sale of our products. Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, disposal, cleanup and abandonment requirements for the oil and natural gas industry could have a significant impact on operations. Federal, state, and local agencies may assert overlapping authority to regulate in these areas. In addition, certain of these laws and regulations may apply retroactively and may impose strict or joint and several liability on us for events or conditions over which we and our predecessors have no control, without regard to fault, legality of the original activities, or ownership or control by third parties.
As part of our commitment to creating long-term stockholder value, we strive to conduct our operations in an ethical, safe and responsible manner, to protect the environment and to take care of our people and the communities in which we live and operate. We also seek proactive and transparent engagement with regulatory agencies, the communities in which we operate and our other stakeholders in order to realize the full potential of our resources in a timely fashion that safeguards people and the environment and complies with existing laws and regulations. We monitor our EH&S performance through various measures, holding our employees and contractors to high standards. Meeting corporate EH&S metrics, including with respect to health and safety and spill prevention, is a part of our short-term incentive program for all employees. In 2020, we achieved a Total Recordable Incident Rate, or TRIR, of 0.5, which we believe, based on available data, is a record company low and is below the United States average for all industries, which is a TRIR of 3.0 based on the most recently available data.
In California, the jurisdiction, duties and enforcement authority of various state agencies have significantly increased with respect to oil and natural gas activities in recent years, and these state agencies, as well as certain cities and counties, have significantly revised their regulations, regulatory interpretations and data collection and reporting requirements. For example:
•In April 2019 new idle well regulations went into effect, which include a comprehensive well testing regimen to prevent leaks, a compliance schedule for testing or plugging and abandoning idle wells, the collection of data necessary to prioritize testing and sealing idle wells, requirements for a long-term idle well management plan, an engineering analysis for each well idled 15 years or longer, and requirements for active observation wells. In California, an idle well is one that has not been used for two years or more and has not yet been permanently sealed pursuant to regulations from California Geologic Energy Management Division (“CalGEM”), California's primary regulator of the oil and natural gas industry on private and state lands and within the California's Department of Conservation (“DOC”). We have submitted the required plans to meet our obligations.
•CalGEM also finalized new Underground Injection Control (“UIC”) regulations, effective April 2019, which affect two types of wells: (i) those that inject water or steam for enhanced oil recovery and (ii) those that return the briny groundwater that comes up from oil formations during production. These regulations include stronger testing requirements designed to identify potential leaks, increased data requirements to ensure proposed projects are fully evaluated, continuous well pressure monitoring, requirements to automatically cease injection when there is a risk to safety or the environment, and requirements to disclose chemical additives for injection wells close to water supply wells. Our California development and production activities are subject to these UIC regulations.
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
•Additionally, in November 2019, DOC issued a press release announcing three actions by CalGEM: (1) a moratorium on approval of new high–pressure cyclic steam wells pending a study of the practice to address surface expressions experienced by certain operators; (2) review and updating of regulations regarding public health and safety near oil and natural gas operations pursuant to additional duties assigned to CalGEM by the Legislature in 2019; and (3) a performance audit of CalGEM's permitting processes for well stimulation treatment, also known as hydraulic fracturing (“WST”), permits and project approval letters (“PALs”) for underground injection by the California Department of Finance and an independent review and approval of the technical content of pending WST and PAL applications by Lawrence Livermore National Laboratory. In January 2020, CalGEM issued a formal notice to operators, including us, that they had issued restrictions imposing a moratorium to prohibit new underground oil-extraction wells from using high-pressure cyclic steaming process. Only our undeveloped thermal diatomite assets are currently impacted by the moratorium. Our 2020 results were not, and our 2021 results are not expected to be, significantly impacted by the moratorium because our 2020 development and production plans did not, and our 2021 development and production plans do not, require new high-pressure cyclic steam injection permits and the moratorium does not impact existing production or previously approved permits.
•Legislation passed in 2020 took effect January 1, 2021, which included expanded oil spill penalties and new reporting requirements for excavations and subsurface installations. Emergency measures passed in 2020 took effect immediately upon signature by the Governor, which included certain protections for workers and disclosure and reporting requirements related to COVID-19.
•In September 2020, California Governor Gavin Newsom issued an executive order (the “Order”) that seeks to reduce both the supply of and demand for fossil fuels in the state. The Order establishes several goals and directs several state agencies to take certain actions with respect to reducing emissions of greenhouse gases, including, but not limited to: phasing out the sale of emissions-producing vehicles; developing strategies for the closure and repurposing of oil and gas facilities in California; and calling on the State Legislature to enact new laws prohibiting hydraulic fracturing in the state by 2024. The Order also directs CalGEM to finish its review of public health and safety concerns from the impacts of oil extraction activities and propose significantly strengthened regulations, which may include setbacks, to address these concerns by December 31, 2020, though this deadline was subsequently extended. In October 2020, the Governor issued an executive order that establishes a state goal to conserve at least 30% of California’s land and coastal waters by 2030 and directs state agencies to implement other measures to mitigate climate change and strengthen biodiversity. At this time, we cannot predict how implementation of these two executive orders may impact our operations.
•In response to Governor Newsom's Order, in February 2021, California State Senators Scott Wiener and Monique Limón introduced Senate Bill 467, which proposed to halt the issuance or renewal of permits for hydraulic fracturing (fracking), acid well stimulation treatments, cyclic steaming, and water and steam flooding starting January 1, 2022, and then prohibit these extraction methods entirely starting January 1, 2027. As proposed, SB 467 also prohibited all new or renewed permits for oil and gas extraction within 2,500 feet of any homes, schools, healthcare facilities or long-term care institutions such as dormitories or prisons, by January 1, 2022. In April 2021, Senate Bill 467 failed to succeed through the first hearing of the Senate Natural Resources and Water Committee. While we expect another iteration of this proposed legislation will be reintroduced at a later time, the ultimate outcome, and therefore impact on our business, is not known and cannot be predicted. Past measures to impose additional stringent requirements upon oil and gas activities in the California legislature were not successful. For example, in both 2019 and 2020, California considered legislation to impose a statewide setback distance between certain oil and natural gas operations and residences, schools, and healthcare facilities. However, in both cases, the proposal failed to receive the approval of the California State Senate.

•On April 23, 2021, Governor Newsom directed CalGEM to initiate rulemaking to halt the issuance of new WST permits, or permits for hydraulic fracturing, by 2024. It remains unclear whether or not CalGEM has existing statutory authority to take such action or whether additional enabling legislation from the California State Legislature is required. In any event, given the limited use of hydraulic fracturing in our operations in California currently, we do not expect Governor Newsom’s April 23, 2021 executive order to have a material adverse impact on our operations. The directive also instructed the California Air Resources Board to evaluate regulatory pathways for phasing out oil extraction by 2045 under the state’s climate change scoping plan, which is the state’s comprehensive, programmatic plan to achieve the state’s required reductions in GHG emissions. We cannot predict the ultimate outcome of this evaluation, but authority for any rulemaking to broadly prohibit the extraction of oil would likely require the introduction of new legislation and be subject to significant opposition. As noted above, other proposals to prohibit or restrict certain oil extraction methods have previously been unsuccessful in the California State Legislature.
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
Seasonality
Seasonal weather conditions can impact our drilling and production activities. These seasonal conditions can occasionally pose challenges in our operations for meeting well-drilling and completion objectives and increase competition for equipment, supplies and personnel, which could lead to shortages and increase costs or delay operations. For example, our operations may have been and in the future may be impacted by ice and snow in the winter and by electrical storms and high temperatures in the spring and summer, as well as by wild fires and rain. Furthermore, in the first quarter of 2021, the United States experienced a sharp, and unusually large increase in natural gas prices caused by an historical February demand spike from Winter Storm Uri that impacted much of the nation. This caused, among other things, significantly increased revenues derived from our natural gas and electricity sales, driving significant increases in both revenues in the quarter.
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
Capital Expenditures
For three months ended March 31, 2021, our capital expenditures were approximately $24 million, on an accrual basis including capitalized overhead and interest and excluding acquisitions and asset retirement spending. Approximately 90% of total capital for the three months ended March 31, 2021 was directed to California oil operations.
Our planned 2021 capital expenditure budget is approximately $120 to $130 million, which we expect will result in essentially flat year-over year production and a higher exit rate for 2021 than 2020. We currently anticipate oil production will be approximately 89% of total production in 2021, compared to 88% in 2020. Based on current commodity prices and our drilling success rate to date, we expect to be able to fund our 2021 capital development programs with cash flow from operations and, if necessary, current cash on hand, which was generated during 2020 and anticipated for use to supplement our 2021 capital program. We plan to live within Levered Free Cash Flow over 2021 and 2022 in the aggregate, and beyond.
The amount and timing of capital expenditures are within our control and subject to our discretion, and due to the speed with which we are able to drill and complete our wells in California, capital may be adjusted quickly during the year depending on numerous factors, including commodity prices, storage constraints, supply/demand considerations and attractive rates of return. We believe it is important to retain the flexibility to defer planned capital expenditures and may do so based on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil, natural gas and NGLs, the receipt and timing of required regulatory permits and approvals, the availability of necessary equipment, infrastructure and capital, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners, as well as general market conditions. Any postponement or elimination of our development drilling program could result in a reduction of proved reserves volumes and materially affect our business, financial condition and results of operations. Additionally and not included in the capital expenditures noted above, for the full year 2021, we plan to spend approximately $19 million to $23 million on plugging and abandonment activities, including satisfying our annual obligations under the California Idle Well Management Program.

Summary by Area
The following table shows a summary by area of our selected historical financial information and operating data for the periods indicated.

	California (San Joaquin and Ventura basins)
	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
($ in thousands, except prices)
Oil, natural gas and natural gas liquids sales	$113,177	$81,588	$109,519
Operating income (loss)(1)	$18,965	$34,651	$(113,203)
Depreciation, depletion, and amortization (DD&A)	$32,896	$29,440	$30,918
Impairment of oil and gas properties	$—	$—	$163,879
Average daily production (mboe/d)	21.9	21.2	24.9
Production (oil % of total)	100%	100%	100%
Realized sales prices:
Oil (per bbl)	$57.34	$41.74	$48.38
NGLs (per bbl)	$—	$—	$—
Gas (per mcf)	$—	$—	$—
Capital expenditures(2)	$22,760	$13,665	$38,627

	Utah (Uinta basin)			Colorado (Piceance basin)
	Three Months Ended			Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020	March 31, 2021	December 31, 2020	March 31, 2020
($ in thousands, except prices)
Oil, natural gas and natural gas liquids sales	$15,889	$10,453	$11,278	$6,194	$1,769	$1,299
Operating income (loss)(1)	$7,433	$923	$(127,700)	$5,039	$233	$384
Depreciation, depletion, and amortization (DD&A)	$554	$911	$4,311	$38	$63	$55
Impairment of oil and gas properties	$—	$—	$125,206	$—	$—	$—
Average daily production (mboe/d)	4.0	4.1	4.5	1.2	1.3	1.4
Production (oil % of total)	49%	50%	53%	2%	2%	1%
Realized sales prices:
Oil (per bbl)	$52.08	$37.95	$39.64	$25.80	$10.23	$42.54
NGLs (per bbl)	$26.81	$16.75	$13.16	$—	$—	$—
Gas (per mcf)	$6.65	$3.04	$2.22	$9.83	$2.44	$1.70
Capital expenditures(2)	$392	$385	$678	$1	$13	$1
__________
(1)    Operating income (loss) includes oil, natural gas and NGL sales, and scheduled oil derivative settlements, offset by operating expenses (as defined elsewhere), general and administrative expenses, DD&A, impairment of oil and gas properties, and taxes, other than income taxes.
(2)    Excludes corporate capital expenditures.

Production and Prices
The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Average daily production:(1)
Oil (mbbl/d)	23.9	23.3	27.3
Natural Gas (mmcf/d)	16.9	17.6	18.5
NGL (mbbl/d)	0.3	0.4	0.4
Total (mboe/d)(2)	27.1	26.6	30.8
Total Production:
Oil (mbbl)	2,151	2,144	2,485
Natural gas (mmcf)	1,517	1,618	1,684
NGLs (mbbl)	31	37	32
Total (mboe)(2)	2,435	2,450	2,798
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$56.89	$41.38	$47.61
Effects of scheduled derivative settlements ($/bbl)	$(12.08)	$15.03	$9.67
Oil with hedges ($/bbl)	$44.81	$56.41	$57.28
Natural gas ($/mcf)	$7.96	$2.78	$2.00
NGL ($/bbl)	$26.81	$16.78	$13.16
Average Benchmark prices:
Oil (bbl) – Brent	$61.32	$45.26	$50.82
Oil (bbl) – WTI	$57.82	$42.66	$46.35
Natural gas (mmbtu) – Kern, Delivered(3)	$7.99	$3.38	$1.97
Natural gas (mmbtu) – Henry Hub(4)	$3.50	$2.52	$1.91
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the three months ended March 31, 2021, the average prices of Brent oil and Henry Hub natural gas were $61.32 per bbl and $3.50 per mmbtu.
(3)    Kern, Delivered Index is the relevant index used for gas purchases in California.
(4)    Henry Hub is the relevant index used for gas sales in the Rockies.

The following table sets forth average daily production by operating area for the periods indicated:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Average daily production (mboe/d):(1)
California	21.9	21.2	24.9
Utah	4.0	4.1	4.5
Colorado	1.2	1.3	1.4
Total average daily production	27.1	26.6	30.8
__________
(1)    Production represents volumes sold during the period.
Average daily production increased 0.5 mboe/d, or 2%, and Company wide oil production increased 0.6 mboe/d, or 3%, for the three months ended March 31, 2021, compared to the three months ended December 31, 2020, largely due to increased development capital. Of the 50 wells drilled in the first quarter of 2021, five were delineation and 45 were production wells, a significant increase compared to the production well count of 22 in the fourth quarter of 2020. The increase is also attributable to well recompletions coming online during the first quarter 2021. Our California production of 21.9 mboe/d for the first quarter 2021 increased 3% from the fourth quarter 2020.
Average daily production volumes decreased 12% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to significantly more development capital spending in the first quarter of 2020 and the full year 2019 compared to the first quarter of 2021 and the full year of 2020.

Results of Operations
Three Months Ended March 31, 2021 compared to Three Months Ended December 31, 2020.

	Three Months Ended
	March 31, 2021	December 31, 2020	$ Change	% Change
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$135,265	$93,811	$41,454	44%
Electricity sales	10,069	6,724	3,345	50%
(Losses) gains on oil and gas sales derivatives	(53,504)	(39,617)	(13,887)	35%
Marketing and other revenues	2,371	448	1,923	429%
Total revenues and other	$94,201	$61,366	$32,835	54%
Revenues and Other
In the first quarter of 2021, the United States experienced a sharp, and unusually large increase in natural gas prices caused by an historical February demand spike from Winter Storm Uri that impacted much of the nation. This had a dramatic impact on both our natural gas and electricity sales, driving significant increases for the first quarter. The impact on our fuel gas cost in California was not nearly as pronounced due to our effective hedging program and our proactive reduction in fuel usage during the highly volatile period in February.
Oil, natural gas and NGL sales increased by $41 million, or 44%, to approximately $135 million for the three months ended March 31, 2021, compared to the three months ended December 31, 2020. The increase was driven by $33 million and $8 million of higher unhedged prices from oil and natural gas, respectively.
Electricity sales represent sales to utilities, and increased $3 million, or 50%, to approximately $10 million for the three months ended March 31, 2021 compared to the three months ended December 31, 2020. The increase was unseasonably high and reflected higher unit sales prices driven by higher natural gas prices, primarily attributed to Winter Storm Uri, during the first quarter 2021 compared to the fourth quarter 2020.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement loss for the three months ended March 31, 2021 was $26 million and the gain for the three months ended December 31, 2020 was $32 million. The quarter-over-quarter shift from settlement gains to settlement losses was driven by higher oil prices relative to the derivative fixed contract prices in the first quarter compared to those of the fourth quarter of 2020. The first quarter 2021 had an average derivative fixed price of $45.82 and daily notional volumes of 19 mbbls/d where the fourth quarter 2020 had an average derivative fixed price of $59.85 and daily notional volumes of 24 mbbls/d. The mark-to-market non-cash loss of $28 million for the three months ended March 31, 2021 was due to higher futures prices relative to the derivative fixed prices at March 31, 2021 compared to the non-cash loss of $72 million for the three months ended December 31, 2020.
Marketing and other revenues increased by $1.9 million for the three months ended March 31, 2021 when compared to the three months ended December 31, 2020 largely due to the natural gas demand spike in February.

	Three Months Ended		$ Change	% Change
	March 31, 2021	December 31, 2020
	(in thousands, except expenses per boe)
Expenses and other:
Lease operating expenses	$62,284	$49,621	$12,663	26%
Electricity generation expenses	7,648	5,422	2,226	41%
Transportation expenses	1,576	1,559	17	1%
Marketing expenses	2,227	344	1,883	547%
General and administrative expenses	17,070	20,409	(3,339)	(16)%
Depreciation, depletion and amortization	33,840	30,434	3,406	11%
Taxes, other than income taxes	9,557	10,858	(1,301)	(12)%
(Gain) losses on natural gas purchase derivatives	(27,730)	3,859	(31,589)	n/a
Other operating expenses	799	3,123	(2,324)	(74)%
Total expenses and other	107,271	125,629	(18,358)	(15)%
Other (expenses) income:
Interest expense	(8,485)	(8,308)	(177)	2%
Other, net	(143)	(13)	(130)	1,000%
Loss before income taxes	(21,698)	(72,584)	50,886	(70)%
Income tax benefit	(376)	(8,754)	8,378	(96)%
Net loss	$(21,322)	$(63,830)	$42,508	(67)%

Expenses per boe:(1)
Lease operating expenses	$25.58	$20.25	$5.33	26%
Electricity generation expenses	3.14	2.21	0.93	42%
Electricity sales(1)	(4.13)	(2.74)	(1.39)	51%
Transportation expenses	0.65	0.64	0.01	2%
Transportation sales(1)	(0.06)	(0.04)	(0.02)	50%
Marketing expenses	0.92	0.14	0.78	557%
Marketing revenues(1)	(0.92)	(0.14)	(0.78)	557%
Derivatives settlements received for gas purchases(1)	(10.78)	(1.26)	(9.52)	756%
Total operating expenses	$14.40	$19.06	$(4.66)	(24)%
Total unhedged operating expenses(2)	$25.18	$20.32	$4.86	24%

Total non-energy operating expenses(3)	$12.74	$14.35	$(1.61)	(11)%
Total energy operating expenses(4)	$1.66	$4.70	$(3.04)	(65)%

General and administrative expenses(5)	$7.01	$8.33	$(1.32)	(16)%
Depreciation, depletion and amortization	$13.90	$12.42	$1.48	12%
Taxes, other than income taxes	$3.93	$4.43	$(0.50)	(11)%
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
(5)    Includes non-recurring costs and non-cash stock compensation expense, in aggregate, of approximately $1.51 per boe and $2.26 per boe for the three months ended March 31, 2021 and December 31, 2020, respectively.
Expenses and Other
In accordance with GAAP, we report sales of electricity, marketing and transportation activities (as applicable) separately in our financial statements as revenues. However, these revenues are viewed and used internally in calculating operating expenses, which are used to track and analyze the economics of development projects and the efficiency of our hydrocarbon recovery.
Operating expenses are defined above in “How We Plan and Evaluate Operations”. In the first quarter of 2021 we experienced a sharp, and unusually large increase in natural gas prices caused by a demand spike from Winter Storm Uri that impacted much of the nation in February. For about one week in mid-February, daily gas prices exceeded $100 per mmbtu and during this time we temporarily modified our operations to reduce the amount of fuel gas required to be purchased, thereby avoiding approximately $7 million of additional costs. We were, and remain during 2021, largely hedged on our natural gas purchases against increases in purchase prices. On a hedged basis, operating expenses, decreased 24%, or $4.66 per boe and $12 million on an absolute dollar basis, to $14.40 in the first quarter 2021 from $19.06 in the fourth quarter 2020. The decrease was partially due to a favorable change in gas purchase hedge settlement gains of $9.52 per boe, $23 million on an absolute dollar basis, which offset 85% of the increased fuel price in the first quarter 2021. We also had a significant increase in our electricity sales due to the high gas prices in California, which positively impacted our operating expenses as we define them. Finally, our continuing emphasis on cost saving and efficiency initiatives, which began in the second quarter of 2020, again demonstrated meaningful results in the first quarter of the year as non-energy costs declined 11% compared to the fourth quarter of 2020.
Unhedged lease operating expenses per boe increased to $25.58, for the three months ended March 31, 2021, a 26% or $5.33 per boe increase compared to $20.25 per boe for the three months ended December 31, 2020 driven by $7.03 per boe of higher unhedged fuel costs for our California steam operations. Unhedged average fuel purchase price doubled to $6.93 per mmbtu in the first quarter 2021 compared to the three months ended December 31, 2020. Non-energy operating expense decreased $1.61 per boe as a result of lower surface facility costs of $1.16, $0.24 of outside services and $0.22 of well servicing and recompletion activity. Lease operating expenses include fuel, maintenance, labor including supervision, vehicles, workover expenses, field office, and tools and supplies. Fuel costs exclude the effects of natural gas derivative settlements mentioned elsewhere.
Electricity generation expenses increased approximately 42% to $3.14 per boe for the three months ended March 31, 2021, compared to $2.21 per boe for the three months ended December 31, 2020 due to higher natural gas costs described above. Fuel costs exclude the effects of natural gas derivative settlements mentioned elsewhere.
Gains and losses on natural gas purchase derivatives resulted in a $28 million gain for the three months ended March 31, 2021 and a loss of $4 million in the three months ended December 31, 2020. Settlement gains for each of the three months ended March 31, 2021 and December 31, 2020 were $26 million and $3 million, or $10.78 and $1.26 per boe, respectively, and increased due to higher gas prices. The mark-to-market valuation gain for the three months ended March 31, 2021 was $2 million compared to a $7 million loss for the prior quarter. Generally, because we are the fixed price payer on these natural gas swaps, increases in the associated futures prices will result in valuation gains.
Transportation expenses were essentially flat at $0.65 per boe for the three months ended March 31, 2021 compared to $0.64 per boe for the three months ended December 31, 2020.
Marketing expenses increased by $0.78 per boe for the three months ended March 31, 2021 when compared to the three months ended December 31, 2020 largely due to higher prices from the February natural gas demand spike caused by Winter Storm Uri.
General and administrative expenses decreased by $3.3 million, or 16%, to $17.1 million for the three months ended March 31, 2021, compared to the three months ended December 31, 2020. For the three months ended March 31, 2021 and December 31, 2020, general and administrative expenses included non-cash stock compensation costs of approximately $3.7 million and $3.2 million, respectively. We had no non-recurring costs in the first quarter of 2021 and $2.4 million in the fourth quarter 2020. Further differences in general and administrative expenses between these periods are noted below. Approximately 10% of our overhead is capitalized and thus excluded from general and administrative expenses.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs, decreased 10% to $13.4 million for the three months ended March 31, 2021 compared to $14.9 million for the three months ended December 31, 2020. The decline in expenses was primarily the result of lower short-term incentive expense and reductions in numerous third-party costs in the first quarter of 2021 compared to the fourth quarter of 2020. On a per boe basis, adjusted general and administrative expenses decreased to $5.50 per boe from $6.07 per boe in the fourth quarter 2020 due to the decreased spending and flat production. Please see “—Non-GAAP Financial Measures” for a reconciliation of adjusted general and administrative expense to general and administrative expenses, the most directly comparable financial measures calculated and presented in accordance with GAAP.
DD&A increased by $3 million or 11% to approximately $34 million for the three months ended March 31, 2021 compared to the three months ended December 31, 2020. This increase is due to higher depletion rates while production was essentially flat.
Taxes, Other Than Income Taxes

	Three Months Ended		$ Change	% Change
	March 31, 2021	December 31, 2020
	(per boe)
Severance taxes	$0.99	$0.85	$0.14	16%
Ad valorem and property taxes	2.01	2.15	(0.14)	(7)%
Greenhouse gas allowances	0.93	1.43	(0.50)	(35)%
Total taxes other than income taxes	$3.93	$4.43	$(0.50)	(11)%
Taxes, other than income taxes, decreased in the three months ended March 31, 2021 by $0.50 per boe, or 11%, to $3.93. Greenhouse gas (“GHG”) costs were lower in the first quarter of 2021 as the prices remained relatively flat while the volumes required for emissions declined. Severance taxes increased due to higher revenue in Utah, while property taxes in Colorado and California were lower quarter over quarter.
Other Operating (Income) Expenses
Other operating expenses for the three months ended March 31, 2021 was $1 million comprised mainly of additional storage capacity obtained in response to global oil storage concerns which will be released in mid-2021. Other operating expense of $3 million for the three months ended December 31, 2020 included costs in excess of the liability, due to earlier than anticipated abandonment and spending, related to our long-term abandonment activities and obligations, as wells as additional storage capacity costs.

Interest Expense
Interest expense was relatively flat at $8 million for each of the three months ended March 31, 2021 and December 31, 2020.
Income Tax (Benefit) Expense
Our effective tax rate was approximately 2% and 12% for the three months ended March 31, 2021 and December 31, 2020, respectively. The rate in the first quarter 2021 was impacted by the valuation allowance recorded during the quarter related to current period losses and expected future realizability of deferred tax assets.

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020.

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$135,265	$122,098	$13,167	11%
Electricity sales	10,069	5,461	4,608	84%
(Losses) gains on oil and gas sales derivatives	(53,504)	211,229	(264,733)	n/a
Marketing and other revenues	2,371	477	1,894	397%
Total revenues and other	$94,201	$339,265	$(245,064)	(72)%
Revenues and Other
Oil, natural gas and NGL sales increased by $13 million, or 11% to approximately $135 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020. This variance was driven by $29 million of higher unhedged commodity prices, partially offset by lower volumes.
Electricity sales represent sales to utilities, and increased by $4.6 million, or 84%, to approximately $10 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020. The increase was largely due to higher unit sales prices driven by higher natural gas prices, primarily attributed to Winter Storm Uri, during the first quarter 2021 compared to the first quarter 2020.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement loss for the three months ended March 31, 2021 was $26 million compared to the gain for the three months ended March 31, 2020 of $24 million. The quarter-over-quarter change from settlement gains to losses was driven by higher oil prices in the first quarter 2021 and lower oil prices in the first quarter 2020 relative to our derivative fixed contract prices. The mark-to-market non-cash loss of $28 million for the three months ended March 31, 2021 was due to higher futures prices relative to our derivative fixed contract prices at March 31, 2021. The mark-to-market non-cash gain of $187 million for the three months ended March 31, 2020, was primarily due to lower futures prices relative to our derivative fixed contract prices at March 31, 2020.
Marketing and other revenues increased by $1.9 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020, largely due to the natural gas demand spike in February 2021 from Winter Storm Uri.

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(in thousands, except expenses per boe)
Expenses and other:
Lease operating expenses	$62,284	$50,752	$11,532	23%
Electricity generation expenses	7,648	3,946	3,702	94%
Transportation expenses	1,576	1,822	(246)	(14)%
Marketing expenses	2,227	430	1,797	418%
General and administrative expenses	17,070	19,337	(2,267)	(12)%
Depreciation, depletion and amortization	33,840	35,329	(1,489)	(4)%
Impairment of oil and gas properties	—	289,085	(289,085)	(100)%
Taxes, other than income taxes	9,557	4,352	5,205	120%
(Gain) losses on natural gas purchase derivatives	(27,730)	12,035	(39,765)	n/a
Other operating expenses	799	2,202	(1,403)	(64)%
Total expenses and other	107,271	419,290	(312,019)	(74)%
Other (expenses) income:
Interest expense	(8,485)	(8,920)	435	(5)%
Other, net	(143)	(6)	(137)	2,283%
Loss before income taxes	(21,698)	(88,951)	67,253	(76)%
Income tax (benefit) expense	(376)	26,349	(26,725)	(101)%
Net loss	$(21,322)	$(115,300)	$93,978	(82)%

Expenses per boe:(1)
Lease operating expenses	$25.58	$18.14	$7.44	41%
Electricity generation expenses	3.14	1.41	1.73	123%
Electricity sales(1)	(4.13)	(1.95)	(2.18)	112%
Transportation expenses	0.65	0.65	—	—%
Transportation sales(1)	(0.06)	(0.01)	(0.05)	500%
Marketing expenses	0.92	0.15	0.77	513%
Marketing revenues(1)	(0.92)	(0.16)	(0.76)	475%
Derivatives settlements (received) paid for gas purchases(1)	(10.78)	1.58	(12.36)	(782)%
Total operating expenses	$14.40	$19.81	$(5.41)	(27)%
Total unhedged operating expenses(2)	$25.18	$18.23	$6.95	38%

Total non-energy operating expenses(3)	$12.74	$14.03	$(1.29)	(9)%
Total energy operating expenses(4)	$1.66	$5.78	$(4.12)	(71)%

General and administrative expenses(5)	$7.01	$6.91	$0.10	1%
Depreciation, depletion and amortization	$13.90	$12.63	$1.27	10%
Taxes, other than income taxes	$3.93	$1.56	$2.37	152%
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
(5)    Includes non-recurring costs and non-cash stock compensation expense, in aggregate, of approximately $1.51 per boe and $1.71 per boe for the three months ended March 31, 2021 and March 31, 2020, respectively.
Expenses and Other
In the first quarter of 2021 we experienced a sharp, and unusually large increase in natural gas prices caused by a February demand spike from Winter Storm Uri that impacted much of the nation. For about one week in mid-February, daily gas prices exceeded $100 per mmbtu and during this time we temporarily modified our operations to reduce the amount of fuel gas required to be purchased, thereby avoiding approximately $7 million of additional costs. We were, and remain into the near future, largely hedged on our natural gas purchases against increases in purchase prices.
On a hedged basis, operating expenses, decreased by 27% or $5.41 per boe, $20 million on an absolute dollar basis, to $14.40 per boe for the first quarter 2021 compared to $19.81 per boe for the first quarter 2020. The decrease was largely due to a favorable change in gas purchase hedge settlement gains of $12.36 per boe, $31 million on an absolute dollar basis, which offset 85% of the increased fuel prices in the first quarter 2021. Our continuing emphasis on cost saving and efficiency initiatives, which began in the second quarter of 2020, demonstrated meaningful results in the first quarter of 2021 compared to same quarter of 2020 as non-energy costs declined 9%.
Unhedged lease operating expenses were $25.58 per boe for the three months ended March 31, 2021, a 41% or $7.44 per boe increase compared to $18.14 for the three months ended March 31, 2020 driven by $8.87 per boe higher unhedged fuel costs, for our California steam operations. Unhedged average fuel purchase price tripled to $6.93 per mmbtu in the first quarter 2021 compared to the first quarter 2020. Non-energy operating expense declined $1.29 per boe compared to the first quarter of 2020. These decreases included $1.50 per boe of lower facilities costs, lower outside services by $0.43, partially offset by higher well maintenance and recompletion activities.
Electricity generation expenses increased approximately 123% to $3.14 per boe for the three months ended March 31, 2021 from $1.41 per boe for the same period in 2020 due to the previously discussed higher natural gas costs, as well as the impact of lower boe volumes. Fuel costs included in electricity generation expenses exclude the effects of natural gas derivative settlements.
Gains and losses on natural gas purchase derivatives for the three months ended March 31, 2021 and March 31, 2020 resulted in a gain of $28 million and a loss of $12 million, respectively. Settlements for each of the three months ended March 31, 2021 and 2020, were $26 million of gain and $4 million of loss, or $10.78 and $1.58 per boe, respectively, driven by higher gas prices in 2021 compared to 2020. The mark-to-market valuation gain for the three months ended March 31, 2021 was $2 million compared to $8 million of loss for the same period in 2020, consistent with the changes in futures prices at the end of each period. Because we are the fixed price payer on these natural gas swaps, generally, increases in the associated price index creates valuation gains.
Transportation expenses remained flat at $0.65 per boe for the three months ended March 31, 2021 and March 31, 2020.

Marketing expenses increased to $0.92 per boe for the three months ended March 31, 2021, compared to $0.15 per boe for the three months ended March 31, 2020 largely due to higher prices from the February natural gas demand spike caused by Winter Storm Uri.
General and administrative expenses decreased $2 million, or 12%, to approximately $17 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. For the three months ended March 31, 2021 and March 31, 2020, general and administrative expenses included non-cash stock compensation costs of approximately $3.7 million and $2.9 million, respectively, with no non-recurring costs in 2021 and $1.9 million in 2020.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs, decreased 8% to $13.4 million for the three months ended March 31, 2021 compared and $14.6 million for the three month periods ended March 31, 2020. The decrease was primarily due to lower professional service expenses.
DD&A decreased $1 million, or 4%, to approximately $34 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to 13% lower sales volumes compared to the same period in 2020. On a per boe basis, period-over-period DD&A increased $1.27 to $13.90 from $12.63 due to increased depletion rates during the first quarter of 2021, compared to the first quarter 2020.
Taxes, Other Than Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(per boe)
Severance taxes	$0.99	$0.72	$0.27	38%
Ad valorem and property taxes	2.01	1.38	0.63	46%
Greenhouse gas allowances	0.93	(0.54)	1.47	(272)%
Total taxes other than income taxes	$3.93	$1.56	$2.37	152%
Taxes, other than income taxes increased 152% to $3.93 per boe for the three months ended March 31, 2021 compared to $1.56 per boe for the three months ended March 31, 2020. The increase was largely due to the mark-to market adjustment to greenhouse gas allowances in first quarter of 2020 when spot prices declined dramatically at the onset of the COVID-19 pandemic. Since this time, GHG spot prices have recovered, which recovery is responsible for the $1.47 per boe increase. Severance tax increased from the prior year due to higher Utah revenue. Ad valorem and property taxes increased due to higher California tax assessments.
Other Operating (Income) Expenses
Other operating expenses for the three months ended March 31, 2021 was $1 million, comprised mainly of additional storage capacity obtained in response to global oil storage concerns in 2020. This storage capacity will be released in mid-2021. Other operating expense for the three months ended March 31, 2020 were $2 million and consisted mainly of excess abandonment costs.
Interest Expense
Interest expense was comparable in the three months ended March 31, 2021 and March 31, 2020.
Income Tax (Benefit) Expense
Our effective tax rate was approximately 2% for the three months ended March 31, 2021 compared to the (30)% for the three months ended March 31, 2020. The rate in the first quarter 2021 was impacted by the valuation allowance recorded during the quarter related to current period losses and expected future realizability of deferred tax assets. The rate in 2020 was negatively impacted as we recorded a valuation allowance on a large portion of our interest expense deduction carryforwards and tax credits due to changes during the quarter related to future realizability.
Non-GAAP Financial Measures
Adjusted EBITDA, Levered Free Cash Flow, Adjusted Net Income (Loss) and Adjusted General and Administrative Expenses
Adjusted Net Income (Loss) is not a measure of net income (loss), Levered Free Cash Flow is not a measure of cash flow, and Adjusted EBITDA is not a measure of either, in all cases, as determined by GAAP. Adjusted EBITDA, Levered Free Cash Flow and Adjusted Net Income (Loss) are supplemental non-GAAP financial measures used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.
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
Adjusted General and Administrative Expenses is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted General and Administrative Expenses as general and administrative expenses adjusted for non-cash stock compensation expense and unusual, out-of-period and infrequent costs. Management believes Adjusted General and Administrative Expenses is useful because it allows us to more effectively compare our performance from period to period.
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

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
	(in thousands)
Adjusted EBITDA reconciliation to net loss:
Net loss	$(21,322)	$(63,830)	$(115,300)
Add (Subtract):
Interest expense	8,485	8,308	8,920
Income tax (benefit) expense	(376)	(8,754)	26,349
Depreciation, depletion and amortization	33,840	30,434	35,329
Impairment of oil and gas properties	—	—	289,085
Losses (gains) on derivatives	25,774	43,476	(199,194)
Net cash received for scheduled derivative settlements	850	35,317	19,625
Other operating expense	799	3,123	2,202
Stock compensation expense	3,779	3,233	2,922
Non-recurring costs	—	2,375	1,862
Adjusted EBITDA	$51,829	$53,682	$71,800

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
	(in thousands)
Adjusted EBITDA reconciliation to net cash provided by operating activities and Levered Free Cash Flow calculation:
Net cash provided by operating activities	$38,430	$52,110	$44,483
Add (Subtract):
Cash interest payments	14,637	—	14,879
Cash income tax payments	—	—	2
Non-recurring costs	—	2,375	1,862
Other changes in operating assets and liabilities	(1,238)	(803)	10,574
Adjusted EBITDA	$51,829	$53,682	$71,800
Subtract:
Capital expenditures - accrual basis	(23,569)	(14,159)	(39,703)
Interest expense	(8,485)	(8,308)	(8,920)
Cash dividends declared	(3,474)	—	(9,564)
Levered Free Cash Flow(1)	$16,301	$31,215	$13,613
__________
(1)    Levered Free Cash Flow, as defined by the Company, includes cash received for scheduled derivative settlements of $0.9 million, $35 million and $20 million for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020, respectively.

The following table presents a reconciliation of the non-GAAP financial measure Adjusted Net Income (Loss) to the GAAP financial measure of net income (loss).

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
	(in thousands)
Adjusted Net Income (Loss) reconciliation to net loss:
Net loss	$(21,322)	$(63,830)	$(115,300)
Add: discrete income tax items	—	16,724	46,700
Add (Subtract):
Losses (gains) on derivatives	25,774	43,476	(199,194)
Net cash received for scheduled derivative settlements	850	35,317	19,625
Other operating expenses	799	3,123	2,202
Impairment of oil and gas properties	—	—	289,085
Non-recurring costs	—	2,375	1,862
Total additions, net	27,423	84,291	113,580
Income tax expense of adjustments at effective tax rate(1)	(474)	(28,605)	(26,805)
Adjusted Net Income	$5,627	$8,580	$18,175

Basic EPS on Adjusted Net Income	$0.07	$0.11	$0.23
Diluted EPS on Adjusted Net Income	$0.07	$0.11	$0.23

Weighted average shares of common stock outstanding - basic	80,115	79,922	79,608
Weighted average shares of common stock outstanding - diluted	82,276	80,033	79,945
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

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
	(in thousands)
Adjusted General and Administrative Expense reconciliation to general and administrative expenses:
General and administrative expenses	$17,070	$20,409	$19,337
Subtract:
Non-cash stock compensation expense (G&A portion)	(3,669)	(3,153)	(2,919)
Non-recurring costs	—	(2,375)	(1,862)
Adjusted general and administrative expenses	$13,401	$14,881	$14,556

Adjusted general and administrative expenses ($/mboe)	$5.50	$6.07	$5.20

Liquidity and Capital Resources
Currently, we expect to fund our 2021 capital expenditures with cash flows from our operations, supplemented if necessary by cash on hand resulting from excess Levered Free Cash Flow generated in 2020 and the first quarter of 2021. As of March 31, 2021, we had liquidity of $292 million, consisting of $99 million cash in the bank and borrowing availability of $193 million under our RBL Facility (factoring in $7 million stand-by letters of credit). In April 2021, we completed our scheduled semi-annual borrowing base redetermination under our RBL Facility, which resulted in a reaffirmed borrowing base and the Company's elected commitment at $200 million with no further borrowing restrictions beyond the covenants summarized below. The RBL Facility matures July 29, 2022, unless terminated earlier in accordance with the RBL Facility terms. We also have $400 million in aggregate principal amount 7% senior unsecured notes due February 2026 (the “2026 Notes”) outstanding as further discussed below. We currently believe that our liquidity, capital resources and cash on hand will be sufficient to conduct our business and operations for at least the next 12 months.
We currently expect our operations to continue to generate positive Levered Free Cash Flow for the combined two-year down-cycle that we projected through the end of 2021 at the current oil price levels, based on our current operating plans and current hedge positions. We have just over 60% of our expected oil production hedged in the remainder of 2021 at approximately $47 per barrel, as well as additional oil sales hedges of approximately 3,000 Bbls/d at $60 per barrel in 2022. We may potentially use Levered Free Cash Flow to opportunistically repurchase the 2026 Notes, to explore accretive acquisitions that would strengthen our asset base or to fund our 2021 capital expenditures in the event there is insufficient operating cash flow. In the longer term, if oil prices were to further decline and remain weak through 2021 and longer, we may not be able to continue to generate the same level of Levered Free Cash Flow we are currently generating and our liquidity and capital resources may not be sufficient to conduct our business and operations until commodity prices recover. Please see Part II, Item 1A “Risk Factors” for a discussion of known material risks, many of which are beyond our control, that could adversely impact our business, liquidity, financial condition, and results of operations.
The RBL Facility
On July 31, 2017, we entered into a credit agreement that provided for a revolving loan with up to $1.5 billion of commitment, subject to a reserve borrowing base (“RBL Facility”). The RBL Facility provides a letter of credit subfacility for the issuance of letters of credit in an aggregate amount not to exceed $25 million. Issuances of letters of credit reduce the borrowing availability for revolving loans under the RBL Facility on a dollar for dollar basis. Borrowing base redeterminations generally become effective each May and November, although each of us and the administrative agent may make one interim redetermination between scheduled redeterminations. The RBL Facility has an elected commitment feature that allows us to increase commitments to the amount of our borrowing base with lender approval. In April 2021, we completed our scheduled semi-annual borrowing base redetermination under our RBL Facility, which resulted in a reaffirmed borrowing base and the Company's elected commitment at $200 million with no further borrowing restrictions beyond the covenants noted below.
The RBL Facility contains customary events of default and remedies for credit facilities of a similar nature. If we do not comply with the financial and other covenants in the RBL Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the RBL Facility and exercise all of their other rights and remedies, including foreclosure on all of the collateral. The RBL Facility contains certain anti-cash hoarding provisions, including the requirement to repay outstanding loans on a weekly basis in the amount of any cash on the balance sheet (subject to certain exceptions) in excess of $30 million; and further limits to dividends and share repurchases. The RBL Facility matures on July 29, 2022, unless terminated earlier in accordance with the RBL Facility terms.
The RBL Facility requires us to maintain on a consolidated basis as of each quarter-end (i) a Leverage Ratio of no more than 4.0 to 1.0 and (ii) a Current Ratio of at least 1.0 to 1.0. The RBL Facility also contains customary restrictions. As of March 31, 2021, our Leverage Ratio and Current Ratio were 1.9 to 1.0 and 2.3 to 1.0, respectively. In addition, the RBL Facility currently provides that to the extent we incur unsecured indebtedness, including any amounts raised in the future, the borrowing base will be reduced by an amount equal to 25% of the amount of such unsecured debt. We were in compliance with all financial covenants under the RBL Facility as of March 31, 2021.
The RBL Facility permits us to repurchase equity and indebtedness, among other things, if availability is equal to or greater than 20% of the elected commitments or borrowing base, whichever is in effect, and our pro forma leverage ratio is less than or equal to 2.5 to 1.0.
Hedging
We have protected a significant portion of our anticipated cash flows in 2021, as well as a portion in 2022, using our commodity hedging program, including through fixed-price derivative contracts. We hedge crude oil and gas production to protect against oil and gas price decreases and we also hedge gas purchases to protect against price increases. Our generally low-decline production base, coupled with our stable operating cost environment, affords an ability to hedge a material amount of our future expected production. We expect our operations to generate sufficient cash flows at current commodity prices including our 2021 and 2022 hedging positions. For information regarding risks related to our hedging program, see “Item 1A. Risk Factors—Risks Related to Our Operations and Industry” in our Annual Report.
As of March 31, 2021, we had the following crude oil production and gas purchases hedges.

	Q2 2021	Q3 2021	Q4 2021	FY 2022

Fixed Price Oil Swaps (Brent):
Hedged volume (mbbls)	1,728	1,318	1,318	1,095
Weighted-average price ($/bbl)	$45.82	$48.66	$48.66	$60.00
Fixed Price Gas Purchase Swaps (Kern, Delivered):
Hedged volume (mmbtu)	4,777,500	4,830,000	2,085,000	—
Weighted-average price ($/mmbtu)	$2.83	$2.83	$2.95	$—
As of March 31, 2021 we also had open swap positions that are excluded from the table above where we are both buyer and seller of equal notional volumes of 12,500 mmbtu/d of fixed price gas sales swaps each indexed to Northwest Pipeline Rocky Mountains and CIG, for the period January 1, 2021 through December 31, 2021. These swap positions effectively cancel each other while resulting in a mark-to-market gain of $2 million. This gain will be cash settled in 2021 as the positions expire.
The following table summarizes the historical results of our hedging activities.

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Crude Oil (per bbl):
Realized sales price, before the effects of derivative settlements	$56.89	$41.38	$47.61
Effects of derivative settlements	$(12.08)	$15.03	$9.67
Oil with hedges ($/bbl)	$44.81	$56.41	$57.28
Purchased Natural Gas (per mmbtu):
Purchase price, before the effects of derivative settlements	$6.93	$3.47	$2.33
Effects of derivative settlements	$(4.51)	$(0.50)	$0.60
Purchased Natural Gas with hedges	$2.42	$2.97	$2.93

Cash Dividends
Our Board of Directors approved a regular dividend of $0.04 per share on our common stock for the first quarter of 2021, which we paid in April 2021. In April 2021, our Board of Directors approved a $0.04 per share regular cash dividend on our common stock for the second quarter of 2021, which is expected to be paid in July 2021. As of April 30, 2021, the Company has paid approximately $69 million in dividends, since the inception of its dividend program in the third quarter of 2018.
Stock Repurchase Program
In December 2018, we announced that our Board of Directors had adopted a program for the opportunistic repurchase of up to $100 million of our common stock. Based on the Board’s evaluation of market conditions for our common stock at that time, they authorized initial repurchases of up to $50 million under the program. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means, as determined in the Company's sole discretion. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate Berry Corp. to purchase shares during any period or at all. Any shares acquired will be available for general corporate purposes. The Company has repurchased a total of 5,057,682 shares under the stock repurchase program for approximately $50 million of our $100 million repurchase program as of December 31, 2019. In February 2020, the Board of Directors authorized the repurchase of the remaining $50 million of our $100 million repurchase program. No additional shares were purchased in 2020 or in the first quarter of 2021. The remaining approximate dollar value of the shares that may yet be purchased under the plan is $50 million.
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

Statements of Cash Flows
The following is a comparative cash flow summary:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash:
Provided by operating activities	$38,430	$44,483
Used in investing activities	(19,937)	(43,038)
Used in financing activities	(1,688)	(1,444)
Net increase (decrease) in cash and cash equivalents	$16,805	$1
Operating Activities
Cash provided by operating activities decreased for the three months ended March 31, 2021 by approximately $6 million when compared to the three months ended March 31, 2020, due to decreased oil derivatives settlements received of $50 million and increased taxes, other than income taxes of $5 million. These decreases were partially offset by increased sales of $20 million, decreased operating expenses of $20 million, decreased general and administrative expenses of $3 million, and working capital and other changes of $6 million.
Investing Activities
The following provides a comparative summary of cash flows from investing activities:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Capital expenditures:
Capital expenditures	$(23,569)	$(39,703)
Changes in capital expenditures accruals	3,508	(3,533)
Acquisition of properties and equipment and other	—	(12)
Proceeds from sale of properties and equipment and other	124	210
Cash used in investing activities	$(19,937)	$(43,038)
Cash used in investing activities decreased $23 million for the three months ended March 31, 2021 when compared to the same period in 2020, primarily due to a decrease in capital spending in response to the global pandemic and oil and gas price deterioration that began in March 2020. In 2021, we have reinstated our development program, albeit at a lower level than we began 2020.
Financing Activities
Cash used by financing activities was essentially flat for the three months ended March 31, 2021 and 2020. In 2021 the cash used was primarily for shares withheld for payment of taxes on equity awards. In 2020, the cash used was primarily due dividends paid of $10 million, offset by net borrowings of $9 million.

Balance Sheet Analysis
The changes in our balance sheet from December 31, 2020 to March 31, 2021 are discussed below.

	March 31, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$97,362	$80,557
Accounts receivable, net	$52,333	$52,027
Derivative instruments assets - current and long-term	$5,282	$2,507
Other current assets	$25,063	$19,400
Property, plant & equipment, net	$1,250,656	$1,258,084
Other non-current assets	$6,135	$7,235
Accounts payable and accrued expenses	$159,846	$151,985
Derivative instruments liabilities - current and long-term	$52,719	$23,321
Long-term debt	$393,741	$393,480
Deferred income taxes liability - long-term	$635	$1,011
Asset retirement obligations - long-term	$135,402	$135,192
Other non-current liabilities	$2,694	$785
Stockholders' equity	$691,794	$714,036
See “—Liquidity and Capital Resources” for discussions about the changes in cash and cash equivalents.
The $27 million increase in net derivative liabilities is due to the change from a net liability of $21 million at December 31, 2020 to a net liability of $47 million as of March 31, 2021. Changes to mark-to-market derivative values at the end of each period result from differences in the forward curve prices relative to the contract fixed prices, changes in positions held and settlements received and paid throughout the periods.
The $6 million increase in other current assets was primarily due to an increase in prepaid property taxes of $4 million and $3 million of prepaid permits, partially offset by a decrease in materials inventory of $1 million.
The $7 million decrease in property, plant and equipment was primarily the result of depreciation expense of $31 million, partially offset by capital investments of $24 million.
The $1 million decrease in other non-current assets was primarily due to deferred debt issuance cost amortization.
The $8 million increase in accounts payable and accrued expenses included approximately $11 million of increased accounts payable due to spending for various capital and operating costs, $2 million increase in royalties accrued due to increased sales, and a $3 million increase in dividends accrued. The increases were partially offset by $7 million decrease in accrued interest and $1 million decrease in current portion of the greenhouse gas liability.
The long-term portion of the asset retirement obligations remained flat at $135 million at December 31, 2020 and March 31, 2021 as a result of $3 million of accretion offset by $3 million of liabilities settled during the period.
The $2 million increase in other non-current liabilities was driven by additional non-current greenhouse gas liabilities in the first quarter of 2021 compared to year end. At year-end the non-current portion of greenhouse gas liabilities was moved to current.
The $22 million decrease in stockholders' equity was due to the net loss of $21 million, $4 million of common stock dividends declared and $1 million of shares withheld for payment of taxes on equity awards. These decreases were partially offset by $4 million of stock-based equity awards, net of taxes.

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
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at March 31, 2021 and December 31, 2020. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiary, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of March 31, 2021, we are not aware of material indemnity claims pending or threatened against us.
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
Securities Litigation Matter
On November, 20, 2020, Luis Torres, individually and on behalf of a putative class, filed a securities class action lawsuit (the “Torres Lawsuit”) in the United States District Court for the Northern District of Texas against Berry Corp. and certain of its current and former directors and officers (the “Defendants”). The complaint alleges that the Defendants made false and misleading statements during the Class Period and in the offering materials for the IPO, concerning the Company’s business, operational efficiency and stability, and compliance policies, that artificially inflated the Company’s stock price, resulting in injury to the purported class members when the value of Berry Corp.’s common stock declined following release of its financial results for the third quarter of 2020. The complaint does not quantify the alleged losses but seeks to recover all damages sustained by the putative class as a result of these alleged securities violations, as well as attorneys’ fees and costs.
On January 21, 2021, multiple plaintiffs filed motions in the Torres Lawsuit seeking to be appointed lead plaintiff and lead counsel. We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.

Contractual Obligations
The following is a summary of our commitments and contractual obligations as of March 31, 2021:

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Off-Balance Sheet arrangements:
Processing, transportation and storage contracts(1)	$6,760	$3,510	$3,250	$—	$—
Operating lease obligations	10,872	2,063	3,604	3,102	2,103
Other purchase obligations(2)	35,100	18,000	17,100	—	—
Total contractual obligations	$52,732	$23,573	$23,954	$3,102	$2,103
__________
(1)    Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure transportation of our natural gas production to market, as well as, pipeline, processing and storage capacity.
(2)    Amounts include a purchase commitment of $6 million to build a road, which is classified as current. Additionally, we have a drilling commitment in California, for which we are required to drill 97 wells with an estimated total cost of $29 million by April 2023 and 40 of those wells are estimated at $12 million and are require to be drilled by December 2021.
Critical Accounting Policies and Estimates
See Note 1, Basis of Presentation, in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q and Part II, Item 7 “Critical Accounting Policies and Estimates” in the Annual Report on Form 10-K.
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
•volatility of oil, natural gas and NGL prices, including the sharp decline in crude oil prices;
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For the three months ended March 31, 2021, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A)- Quantitative and Qualitative Disclosures About Market Risk, in the 2020 Annual Report, except as discussed below.
Price Risk
Our most significant market risk relates to prices for oil, natural gas, and NGLs. Management expects energy prices to remain unpredictable and potentially volatile. As energy prices decline or rise significantly, revenues, certain costs such as fuel gas, and cash flows are likewise affected. Additional non-cash impairment charges for our oil and gas properties may be required if commodity prices experience significant declines.
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

We determine the fair value of our oil and gas sales and natural gas purchase derivatives using valuation techniques which utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. We validate data provided by third parties by understanding the valuation inputs used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets. At March 31, 2021, the fair value of our hedge positions was a net liability of approximately $47 million. A 10% increase in the oil and natural gas index prices above the March 31, 2021 prices would result in a net liability of approximately $89 million; conversely, a 10% decrease in the oil and natural gas index prices below the March 31, 2021 prices would result in a net liability of approximately $29 million. For additional information about derivative activity, see Note 3, Derivatives, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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
Item 4. Controls and Procedures
Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, they each concluded that our disclosure controls and procedures were effective as of March 31, 2021.
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2021 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Other Matters.
For additional information regarding legal proceedings, see Note 4 to the condensed consolidated financial statements in Part I of this Form 10-Q and Note 5 to our consolidated financial statements for the year ended December 31, 2020 included in the Annual Report.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading “Item 1A. Risk Factors” in our most recent Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
Stock Repurchase Program
In December 2018, we announced that our Board of Directors had adopted a program for the opportunistic repurchase of up to $100 million of our common stock. Based on the Board’s evaluation of market conditions for our common stock at that time, they authorized initial repurchases of up to $50 million under the program. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means, as determined in the Company's sole discretion. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate Berry Corp. to purchase shares during any period or at all. Any shares acquired will be available for general corporate purposes. The Company has repurchased a total of 5,057,682 shares under the stock repurchase program for approximately $50 million of our $100 million repurchase program as of December 31, 2019. In February 2020, the Board of Directors authorized the repurchase of the remaining $50 million of our $100 million repurchase program. No additional shares were purchased in 2020 or in the first quarter of 2021. The remaining approximate dollar value of the shares that may yet be purchased under the plan is $50 million.

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

3.4	Certificate of Amendment to Certificate of Designation (incorporated by reference to Exhibit 3.1 of Form 8-K filed July 30, 2018)
10.1†*	Berry Corporation (bry) Form of Performance-Based Restricted Stock Unit Award Agreement (TSR) for Executive Officers
10.2†*	Berry Corporation (bry) Form of Performance-Based Restricted Stock Unit Award Agreement (CROIC) for Executive Officers
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Data Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
(†) Indicates a management contract or compensatory plan or arrangement.
(*)    Filed herewith.

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

Berry Corporation (bry)
(Registrant)

Date:	May 5, 2021	/s/ Cary Baetz
Cary Baetz
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2021	/s/ M. S. Helm
Michael S. Helm
Chief Accounting Officer
(Principal Accounting Officer)