Form 10-Q
period 2021-06-30
Berry Corp (bry)
filed 2021-08-04
CIK 1705873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Shares of common stock outstanding as of July 31, 2021          80,471,022

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$74,918	$80,557
Accounts receivable, net of allowance for doubtful accounts of $1,715 at June 30, 2021 and $2,215 at December 31, 2020	63,740	52,027
Derivative instruments	11,515	2,507
Other current assets	26,890	19,400
Total current assets	177,063	154,491
Noncurrent assets:
Oil and natural gas properties	1,478,622	1,412,566
Accumulated depletion and amortization	(294,576)	(235,259)
Total oil and natural gas properties, net	1,184,046	1,177,307
Other property and equipment	114,558	112,145
Accumulated depreciation	(36,187)	(31,368)
Total other property and equipment, net	78,371	80,777
Other noncurrent assets	5,035	7,235
Total assets	$1,444,515	$1,419,810
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$160,586	$151,985
Derivative instruments	61,476	23,321
Total current liabilities	222,062	175,306
Noncurrent liabilities:
Long-term debt	394,009	393,480
Derivative instruments	4,058	—
Deferred income taxes	538	1,011
Asset retirement obligations	139,181	135,192
Other noncurrent liabilities	6,009	785
Commitments and Contingencies - Note 4
Stockholders' Equity:
Common stock ($0.001 par value; 750,000,000 shares authorized; 85,583,268 and 85,041,581 shares issued; and 80,471,022 and 79,929,335 shares outstanding, at June 30, 2021 and December 31, 2020, respectively)	86	85
Additional paid-in-capital	914,701	915,877
Treasury stock, at cost (5,112,246 shares at June 30, 2021 and December 31, 2020)	(49,995)	(49,995)
Retained deficit	(186,134)	(151,931)
Total stockholders' equity	678,658	714,036
Total liabilities and stockholders' equity	$1,444,515	$1,419,810
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$147,775	$70,515	$283,040	$192,613
Electricity sales	6,888	4,884	16,957	10,345
(Losses) gains on oil and gas sales derivatives	(55,653)	(42,267)	(109,157)	168,962
Marketing revenues	121	292	2,355	745
Other revenues	118	29	255	53
Total revenues and other	99,249	33,453	193,450	372,718
Expenses and other:
Lease operating expenses	45,543	40,733	107,827	91,485
Electricity generation expenses	4,712	3,022	12,360	6,968
Transportation expenses	1,757	1,789	3,333	3,611
Marketing expenses	44	280	2,271	710
General and administrative expenses	16,065	18,777	33,135	38,114
Depreciation, depletion, and amortization	35,850	37,512	69,690	72,841
Impairment of oil and gas properties	—	—	—	289,085
Taxes, other than income taxes	11,603	10,449	21,160	14,801
(Gains) losses on natural gas purchase derivatives	(11,639)	925	(39,369)	12,960
Other operating expenses (income)	42	(1,192)	841	1,010
Total expenses and other	103,977	112,295	211,248	531,585
Other (expenses) income:
Interest expense	(8,217)	(8,676)	(16,702)	(17,596)
Other, net	(8)	(6)	(151)	(12)
Total other (expenses) income	(8,225)	(8,682)	(16,853)	(17,608)
Loss before income taxes	(12,953)	(87,524)	(34,651)	(176,475)
Income tax (benefit) expense	(72)	(22,623)	(448)	3,726
Net loss	$(12,881)	$(64,901)	$(34,203)	$(180,201)

Net loss per share:
Basic	$(0.16)	$(0.81)	$(0.43)	$(2.26)
Diluted	$(0.16)	$(0.81)	$(0.43)	$(2.26)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Six-Month Period Ended June 30, 2020
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Stockholders’ Equity
	(in thousands)
December 31, 2019	$85	$901,830	$(49,995)	$120,528	$972,448
Shares withheld for payment of taxes on equity awards and other	—	(794)	—	—	(794)
Stock based compensation	—	3,036	—	—	3,036
Dividends declared on common stock, $0.12/share	—	—	—	(9,564)	(9,564)
Net loss	—	—	—	(115,300)	(115,300)
March 31, 2020	85	904,072	(49,995)	(4,336)	849,826
Shares withheld for payment of taxes on equity awards and other	—	(140)	—	—	(140)
Stock based compensation	—	4,730	—	—	4,730
Net loss	—	—	—	(64,901)	(64,901)
June 30, 2020	$85	$908,662	$(49,995)	$(69,237)	$789,515

	Six-Month Period Ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Stockholders’ Equity
	(in thousands)
December 31, 2020	$85	$915,877	$(49,995)	$(151,931)	$714,036
Shares withheld for payment of taxes on equity awards and other	—	(1,442)	—	—	(1,442)
Stock based compensation	—	3,995	—	—	3,995
Issuance of common stock	1	—	—	—	1
Dividends declared on common stock, $0.04/share	—	(3,474)	—	—	(3,474)
Net loss	—	—	—	(21,322)	(21,322)
March 31, 2021	86	914,956	(49,995)	(173,253)	691,794
Shares withheld for payment of taxes on equity awards and other	—	(78)	—	—	(78)
Stock based compensation	—	3,042	—	—	3,042
Dividends declared on common stock, $0.04/share	—	(3,219)	—	—	(3,219)
Net loss	—	—	—	(12,881)	(12,881)
June 30, 2021	$86	$914,701	$(49,995)	$(186,134)	$678,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net loss	$(34,203)	$(180,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	69,690	72,841
Amortization of debt issuance costs	2,728	2,681
Impairment of oil and gas properties	—	289,085
Stock-based compensation expense	6,639	7,501
Deferred income taxes	(473)	2,750
(Decrease) increase in allowance for doubtful accounts	(500)	1,200
Other operating expenses	142	317
Derivative activities:
Total losses (gains)	69,788	(156,002)
Cash settlements on derivatives	(36,581)	71,499
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(11,189)	21,802
(Increase) in other assets	(7,490)	(3,642)
Increase (decrease) in accounts payable and accrued expenses	3,406	(32,102)
(Decrease) in other liabilities	(2,098)	(11,307)
Net cash provided by operating activities	59,859	86,422

Cash flows from investing activities:
Capital expenditures:
Capital expenditures	(67,030)	(56,403)
Changes in capital expenditures accruals	6,934	(7,256)
Acquisition of properties and equipment and other	(825)	(2,076)
Proceeds from sale of property and equipment and other	409	217
Net cash used in investing activities	(60,512)	(65,518)

Cash flows from financing activities:
Borrowings under RBL credit facility	—	222,550
Repayments on RBL credit facility	—	(223,100)
Dividends paid on common stock	(3,466)	(19,420)
Shares withheld for payment of taxes on equity awards and other	(1,520)	(934)
Net cash used in financing activities	(4,986)	(20,904)
Net increase in cash and cash equivalents	(5,639)	—
Cash and cash equivalents:
Beginning	80,557	—
Ending	$74,918	$—
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2—Debt
The following table summarizes our outstanding debt:

	June 30, 2021	December 31, 2020	Interest Rate	Maturity	Security
	(in thousands)
RBL Facility	$—	$—	variable rates 3.0% (2021) and 4.0% (2020), respectively	July 29, 2022	Mortgage on 85% of Present Value of proven oil and gas reserves and lien on certain other assets
2026 Notes	400,000	400,000	7.0%	February 15, 2026	Unsecured
Long-Term Debt - Principal Amount	400,000	400,000
Less: Debt Issuance Costs	(5,991)	(6,520)
Long-Term Debt, net	$394,009	$393,480
Deferred Financing Costs
We incurred legal and bank fees related to the issuance of debt. At June 30, 2021 and December 31, 2020, debt issuance costs for the RBL Facility (as defined below) reported in “other noncurrent assets” on the balance sheet were approximately $5 million and $7 million net of amortization, respectively. At June 30, 2021 and December 31, 2020, debt issuance costs, net of amortization, for the unsecured notes due February 2026 (the “2026 Notes”) reported in “Long-Term Debt, net” on the balance sheet were approximately $6 million and $7 million, respectively.
For the three months ended June 30, 2021 and 2020, the amortization expense for the RBL Facility and 2026 Notes were both approximately $1 million and was included in “interest expense” in the condensed consolidated statements of operations. For each of the six month periods ended June 30, 2021 and 2020, the amortization expense for both the RBL Facility and 2026 Notes was approximately $3 million.
Fair Value
Our debt is recorded at the carrying amount on the balance sheets. The carrying amount of the RBL Facility approximates fair value because the interest rates are variable and reflect market rates. The fair value of the 2026 Notes was approximately $408 million and $337 million at June 30, 2021 and December 31, 2020, respectively.
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
The RBL Facility requires us to maintain on a consolidated basis as of each quarter-end (i) a Leverage Ratio of no more than 4.0 to 1.0 and (ii) a Current Ratio of at least 1.0 to 1.0. The RBL Facility also contains customary restrictions. As of June 30, 2021, our Leverage Ratio and Current Ratio were 2.1 to 1.0 and 2.2 to 1.0, respectively. In addition, the RBL Facility currently provides that to the extent we incur unsecured indebtedness, including any amounts raised in the future, the borrowing base will be reduced by an amount equal to 25% of the amount of such unsecured debt. We were in compliance with all financial covenants under the RBL Facility as of June 30, 2021.
The RBL Facility permits us to repurchase equity and indebtedness, among other things, if availability is equal to or greater than 20% of the elected commitments or borrowing base, whichever is in effect, and our pro forma leverage ratio is less than or equal to 2.5 to 1.0.
As of June 30, 2021, we had no borrowings outstanding, $7 million in letters of credit outstanding, and approximately $193 million of available borrowings capacity under the RBL Facility.
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
As of June 30, 2021, we had the following crude oil production and gas purchase hedges.

	Q3 2021	Q4 2021	FY 2022
Fixed Price Oil Swaps (Brent):
Hedged volume (mbbls)	1,318	1,318	1,095
Weighted-average price ($/bbl)	$48.66	$48.66	$60.00
Fixed Price Gas Purchase Swaps (Kern, Delivered):
Hedged volume (mmbtu)	4,830,000	2,085,000	—
Weighted-average price ($/mmbtu)	$2.83	$2.95	$—
As of June 30, 2021 we also had open swap positions that are excluded from the table above where we are both buyer and seller of equal notional volumes of 12,500 mmbtu/d of fixed price gas sales swaps each indexed to Northwest Pipeline Rocky Mountains and CIG, for the period July 1, 2021 through December 31, 2021. These swap positions effectively cancel each other while resulting in a mark-to-market gain of $1 million. This gain will be cash settled in 2021 as the positions expire.
Our commodity derivatives are measured at fair value using industry-standard models with various inputs including publicly available underlying commodity prices and forward curves, and all are classified as Level 2 in the required fair value hierarchy for the periods presented. These commodity derivatives are subject to counterparty netting. The following tables present the fair values (gross and net) of our outstanding derivatives as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$20,876	$(9,361)	$11,515
Liabilities:
Commodity Contracts	Current liabilities	(70,837)	9,361	(61,476)
Commodity Contracts	Non-current liabilities	(4,058)	—	(4,058)
Total derivatives		$(54,019)	$—	$(54,019)

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
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded a material balance at June 30, 2021 or December 31, 2020. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiary, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of June 30, 2021, we are not aware of material indemnity claims pending or threatened against us.
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
We recently entered into new pipeline capacity agreements for the shipment of natural gas from the Rockies to our assets in California that will reduce our exposure to fuel gas purchase price fluctuations. These capacity

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
agreements are for approximately 10,000 mmbtu/d beginning October 2021 through October 2036 and approximately 5,500 mmbtu/d beginning November 2021 through December 2024 for a total commitment of $32 million.
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
On January 21, 2021, motions were filed in the Torres Lawsuit as plaintiffs sought to be appointed lead plaintiff and lead counsel. We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.
Note 5—Equity
Cash Dividends
Our Board of Directors approved a regular cash dividend of $0.04 per share on our common stock for the first and second quarters of 2021. We paid the first and the second quarter cash dividend in April and July 2021, respectively. The Board of Directors approved a $0.06 per share regular cash dividend on our common stock for the third quarter of 2021, which is expected to be paid in October 2021.
Stock Repurchase Program
In December 2018, our Board of Directors adopted a program for the opportunistic repurchase of up to $100 million of our common stock. Based on the Board’s evaluation of market conditions for our common stock at the time, they authorized repurchases of up to $50 million under the program. The Company repurchased a total of 5,057,682 shares under the stock repurchase program for approximately $50 million in 2018 and 2019. In February 2020, the Board of Directors authorized the repurchase of the remaining $50 million of our $100 million repurchase program. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means, as determined in the Company's sole discretion. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate Berry Corp. to purchase shares during any period or at all. Any shares acquired will be available for general corporate purposes. We have not repurchased any shares under the stock repurchase program since 2019.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

	June 30, 2021	December 31, 2020
	(in thousands)
Prepaid expenses	$12,544	$3,592
Materials and supplies	10,847	11,666
Oil inventories	3,273	3,490
Other	226	652
Total other current assets	$26,890	$19,400
Other non-current assets at June 30, 2021 and December 31, 2020, included approximately $5 million and $7 million of deferred financing costs, net of amortization, respectively.
Accounts payable and accrued expenses on the condensed consolidated balance sheets included the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Accounts payable-trade	$11,820	$11,055
Accrued expenses	56,223	43,452
Royalties payable	17,522	15,150
Greenhouse gas liability - current portion	29,060	35,554
Taxes other than income tax liability	11,439	10,118
Accrued interest	10,500	10,783
Dividends payable	3,217	—
Asset retirement obligations - current portion	20,000	25,000
Other	805	873
Total accounts payable and accrued expenses	$160,586	$151,985
The increase of $4 million in the long-term portion of the asset retirement obligations from $135 million at December 31, 2020 to $139 million at June 30, 2021 was due to $5 million of accretion, $1 million of liabilities incurred and reclassification of $5 million from current to long-term portion due to changes in anticipated spending and regulatory requirements. These increases were partially offset by $7 million of liabilities settled during the period.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other non-current liabilities at June 30, 2021 and December 31, 2020 included approximately $5 million and no greenhouse gas liability, respectively.
Supplemental Information on the Statement of Operations
For the three months ended June 30, 2021, other operating expense mainly consisted of $2 million of supplemental property tax assessments and royalty audit charges, mostly offset by $2 million of employee retention credits. For three months ended June 30, 2020, other operating income was $1 million and mainly consisted of sales tax and bankruptcy-related refunds, partially offset by excess abandonment costs and drilling rig standby charges.
For the six months ended June 30, 2021 and 2020 other operating expenses were $1 million. For the six months ended June 30, 2021, other operating expenses mainly consisted of approximately $3 million of supplemental property tax assessments and royalty audit charges and tank rental costs, partially offset by $2 million of employee retention credits. For the six months ended June 30, 2020, other operating expense mainly consist of excess abandonment costs, drilling rig standby charges, partially offset by sales tax and bankruptcy-related refunds.
Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Supplemental Disclosures of Significant Non-Cash Investing Activities:
Material inventory transfers to oil and natural gas properties	$1,437	$911
Supplemental Disclosures of Cash Payments (Receipts):
Interest, net of amounts capitalized	$14,925	$15,527
Income taxes payments	$—	$2
Cash and cash equivalents consist primarily of highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. As part of our cash management system, we use a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes and have been included in “accounts payable and accrued expenses” in the condensed consolidated balance sheets, amounts are approximately $2 million as of June 30, 2021 and December 31, 2020.
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
The RSUs and PSUs are not a participating security as the dividends are forfeitable. For the three and six months ended June 30, 2021 and 2020, no incremental RSUs or PSUs were included in the diluted EPS calculation as their effect was anti-dilutive under the “if converted” method.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands except per share amounts)
Basic EPS calculation
Net loss	$(12,881)	$(64,901)	$(34,203)	$(180,201)
Weighted-average shares of common stock outstanding	80,471	79,795	80,294	79,702
Basic loss per share	$(0.16)	$(0.81)	$(0.43)	$(2.26)
Diluted EPS calculation
Net loss	$(12,881)	$(64,901)	$(34,203)	$(180,201)
Weighted-average shares of common stock outstanding	80,471	79,795	80,294	79,702
Dilutive effect of potentially dilutive securities(1)	—	—	—	—
Weighted-average common shares outstanding - diluted	80,471	79,795	80,294	79,702
Diluted loss per share	$(0.16)	$(0.81)	$(0.43)	$(2.26)
__________
(1)    We excluded approximately 2.9 million and 0.8 million dilutive securities from the dilutive weighted-average common shares outstanding for the three months ended June 30, 2021 and 2020, because their effect was anti-dilutive. We excluded approximately 2.6 million and 0.8 million dilutive securities from the dilutive weighted-average common shares outstanding for the six months ended June 30, 2021 and 2020, because their effect was anti-dilutive.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8—Revenue Recognition
We derive most of our revenue from sales of oil, natural gas and NGLs, with the remaining revenue generated from sales of electricity and marketing activities related to transporting and marketing third-party volumes.
The following table provides disaggregated revenue for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Oil sales	$141,309	$67,512	$263,668	$185,822
Natural gas sales	5,415	2,834	17,492	6,202
Natural gas liquids sales	1,051	169	1,880	589
Electricity sales	6,888	4,884	16,957	10,345
Marketing revenues	121	292	2,355	745
Other revenues	118	29	255	53
Revenues from contracts with customers	154,902	75,720	302,607	203,756
(Losses) gains on oil and gas sales derivatives	(55,653)	(42,267)	(109,157)	168,962
Total revenues and other	$99,249	$33,453	$193,450	$372,718

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
Adjusted EBITDA
Adjusted EBITDA is the primary financial and operating measurement that our management uses to analyze and monitor the operating performance of our business. Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest expense; income taxes; depreciation, depletion, and amortization (“DD&A”); derivative gains or losses net of cash received or paid for scheduled derivative settlements; impairments; stock compensation expense; and other unusual and infrequent items.

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
Business Environment, Market Conditions and Outlook
Our operating and financial results, same as those of the oil and gas industry as a whole, are heavily influenced by commodity prices. Oil and gas prices and differentials have, and may continue to, fluctuate significantly as a result of numerous market-related variables, including global geopolitical and economic conditions. Our 2020 operating and financial results were adversely impacted by the deterioration and prolonged weakness in commodity prices that resulted from the COVID-19 pandemic as well as from certain actions by foreign oil and gas producers. Oil prices began to improve toward the end of 2020 and further strengthened in the first half of 2021.

The extent to which our full year 2021 operating and financial results, or that of future periods, will be adversely impacted by the ongoing COVID-19 pandemic and the actions of foreign oil and gas producers will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. Further, to what extent these events do ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors that are not within our control and cannot be predicted, including the duration and extent of the pandemic and speculation as to future actions by Saudi Arabia, Russia and other foreign producers. We have taken steps and continue to work to address the challenges and mitigate repercussions from both the COVID-19 pandemic and further industry downturns on our operations, our financial condition and our people.
The recovery in the oil and gas industry has improved with increasing oil prices as more states and countries re-open and national and global economies continue to recover. The demand for oil, while improving, could again decline if there is a widespread resurgence of the COVID-19 outbreak, although the extent of the additional impact on our industry and our business cannot be reasonably predicted at this time. In July 2021, OPEC+ reached an agreement to continue gradually increasing oil production through the end of 2022, as global demand grows.
As a result of the 2020 industry downturn, commodity price outlook, and increasing uncertainty, we heightened our focus on driving operational efficiencies and reducing costs. As a result of our ability to accomplish this goal we reinstated a quarterly dividend in the first quarter of 2021, which was increased for the third quarter of 2021.
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
Average oil prices were higher for the three months ended June 30, 2021 compared to the three months ended March 31, 2021 and June 30, 2020. Brent crude oil contract prices ranged between $62.15 per bbl and $76.18 per bbl during the second quarter of 2021. Though the California market generally receives Brent-influenced pricing, California oil prices are determined ultimately by local supply and demand dynamics. As described above, if reactions to the COVID-19 pandemic cause demand to worsen, and/or if OPEC+ producers take actions that again create a supply surge, and if necessary storage availability is not sufficient, oil prices may again go materially lower.
In California, the price we pay for fuel gas purchases is generally based on the Kern, Delivered Index, which was as high as $7.56 per mmbtu and as low as $2.37 per mmbtu during the second quarter of 2021, while we paid an average of $3.31 per mmbtu in this period.

The following table presents the average Brent, WTI, Kern, Delivered, and Henry Hub prices for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020 and for the six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Oil (bbl) – Brent	$69.08	$61.32	$33.39	$65.23	$42.10
Oil (bbl) – WTI	$66.03	$57.82	$28.42	$61.95	$37.38
Natural gas (mmbtu) – Kern, Delivered	$3.23	$7.99	$1.45	$5.60	$1.73
Natural gas (mmbtu) – Henry Hub	$2.95	$3.50	$1.70	$3.22	$1.80
As mentioned above, California oil prices are Brent-influenced as California refiners import approximately 65% to 70% of the state’s demand from OPEC+ countries and other waterborne sources. Without the higher costs and potential environmental impact associated with importing crude via rail or supertanker, we believe our in-state production and low-cost crude transportation options, coupled with Brent-influenced pricing, in appropriate oil price environments, should continue to allow us to realize positive cash margins in California over the cycle.
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
Natural gas prices and differentials are strongly affected by local market fundamentals, availability of transportation capacity from producing areas and seasonal impacts. We purchase substantially more natural gas for our California steamfloods and cogeneration facilities than we produce and sell in the Rockies. Additionally, in recent history, the California gas markets have generally had higher gas prices than the Rockies and the rest of the United States. Consequently, higher gas prices have a negative impact on our operating results. However, we mitigate a portion of this exposure by selling excess electricity from our cogeneration operations to third parties at prices linked to the price of natural gas. We also strive to minimize the variability of our fuel gas costs for our steam operations by hedging a significant portion of such gas purchases. We recently entered into new pipeline capacity agreements for the shipment of natural gas from the Rockies to our assets in California that will reduce our exposure to fuel gas purchase price fluctuations. Additionally, the negative impact of higher gas prices on our California operating expenses is partially offset by higher gas sales for the gas we produce and sell in the Rockies.
Prices and differentials for NGLs are related to the supply and demand for the products making up these liquids. Some of them more typically correlate to the price of oil while others are affected by natural gas prices as well as the demand for certain chemical products which are used as feedstock. In addition, infrastructure constraints magnify pricing volatility.
Our earnings are also affected by the performance of our cogeneration facilities. These cogeneration facilities generate both electricity and steam for our properties and electricity for off-lease sales. While a portion of the electric output of our cogeneration facilities is utilized within our production facilities to reduce operating expenses, we also sell electricity produced by three of our cogeneration facilities under short and long-term contracts with terms ending in September 2021 through December 2026. The contract ending in September 2021 represents less than 30% of our electricity sales in the six months ended June 30, 2021. The most significant input and cost of the cogeneration facilities is natural gas. We generally receive significantly more revenue from these cogeneration facilities in the summer months, most notably in June through September, due to negotiated capacity payments we receive.

EH&S and Regulatory Matters
Like other companies in the oil and gas industry, our operations are subject to complex and stringent federal, state, and local laws and regulations relating to drilling, completion, well stimulation, operation, maintenance or abandonment of wells or facilities, managing energy, water use, land use, managing greenhouse gases or other emissions, protection of health, safety and the environment, protection of air quality, and the transportation, marketing, and sale of our products. Congress and federal and state agencies frequently revise the safety and environmental laws and regulations applicable to our operations, and any changes that result in more stringent and costly requirements for the oil and natural gas industry, for example for waste handling, disposal, cleanup and abandonment, could have a significant impact on operating and financial results. In many of these areas, federal, state, and local agencies may assert overlapping authority and regulations. In addition, new laws and regulations could apply retroactively and may impose strict or joint and several liability on us for events or conditions over which we and our predecessors have no control, without regard to fault, legality of the original activities, or ownership or control by third parties.
As part of our commitment to creating long-term stockholder value, we strive to conduct our operations in an ethical, safe and responsible manner, to protect the environment and to take care of our people and the communities in which we live and operate. We also seek proactive and transparent engagement with regulatory agencies, the communities in which we operate, and our other stakeholders in order to help ensure that we can realize the full potential of our resources in a manner that safeguards people and the environment and complies with existing laws and regulations. We monitor our environmental, health and safety, or EH&S, performance through various measures, and we hold our employees and contractors to high standards. Meeting corporate EH&S metrics, including with respect to EH&S incidents and spill prevention, is a part of our short-term incentive program for all employees. In 2020, we achieved a Total Recordable Incident Rate, or TRIR, of 0.5, which we believe, based on available data, is a record company low and is below the United States average for all industries, which is a TRIR of 3.0 based on the most recently available data.
Certain actions of the new U.S. administration could negatively impact the oil and gas industry. Such actions may include, among other things, the increased regulation of greenhouse gas emissions associated with oil and gas operations, the imposition of a new carbon tax on greenhouse gas emissions and replacing tax incentives related to fossil fuel with incentives for clean energy production. Such outcomes could materially and adversely affect our business, results of operations and financial condition.
Additionally, in California, the jurisdiction, duties and enforcement authority of various state agencies have significantly increased with respect to oil and natural gas activities in recent years, and these state agencies, as well as certain cities and counties, have significantly revised their regulations, regulatory interpretations and data collection and reporting requirements. Certain state legislators have recently sought to introduce new legislation to restrict oil and gas activities in California, however, those efforts have not been successful to date. Additionally, California Governor Gavin Newsome has advocated for and directed actions, including through executive orders, to restrict the oil and gas operations and reduce both the supply and demand for oil and gas in the state. Most recently, for example:
•On April 23, 2021, Governor Newsom directed the California Geologic Energy Management Division (“CalGEM”) of the Department of Conservation, California's primary regulator of the oil and natural gas industry on private and state lands, to initiate rulemaking to halt the issuance of new permits for well stimulation treatments by 2024. It remains unclear whether or not CalGEM has existing statutory authority to take such action or whether additional enabling legislation from the California State Legislature is required. The directive also instructed the California Air Resources Board to evaluate regulatory pathways for phasing out oil extraction by 2045 under the state’s climate change scoping plan, which is the state’s comprehensive, programmatic plan to achieve the state’s required reductions in GHG emissions. We cannot predict the ultimate outcome of this evaluation, but authority for any rulemaking to broadly prohibit the extraction of oil would likely require the introduction of new legislation and be subject to significant opposition. As noted above, other proposals to prohibit or restrict certain oil extraction methods have previously been unsuccessful in the California State Legislature.

•In response to Governor Newsom’s April 23 directive explained above, in May 2021, CalGEM published pre-rulemaking draft regulations prohibiting authorizations for well stimulation treatments after January 1, 2024. Well stimulation treatments covered by the draft rule include hydraulic fracturing, acid fracturing, acid-matrix stimulation, and other well-stimulation treatments that enhance oil and gas production by creating channels in rock formations for hydrocarbons to flow. Separately, in July 2021, CalGEM denied a set of permits for hydraulic fracturing requested by an operator, generally citing the protection of public health and safety and environmental quality. While the operator has indicated it will appeal this decision, we cannot predict the ultimate outcome of any such appeal, and CalGEM could issue similar permit denials in the future for other operators. Given the limited use of hydraulic fracturing in our operations in California currently, we do not expect to be materially impacted by a potential final rule from CalGEM. However, our current operations and future plans may be impacted by pending or threatened legislative, regulatory changes or other government activity impacting the timing of, and conditions imposed on, the required permits and approvals governing our activities.
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
Natural gas prices fluctuate based on seasonal and other market-related impacts. We purchase significantly more gas than we sell to generate steam and electricity in our cogeneration facilities for our producing activities. As a result, our key exposure to gas prices is in our costs. We mitigate a substantial portion of this exposure by selling excess electricity from our cogeneration operations to third parties. The pricing of these electricity sales is closely tied to the purchase price of natural gas. These sales are generally higher in the summer months as they include seasonal capacity amounts. We also hedge a significant portion of the gas we expect to consume and we recently entered into new pipeline capacity agreements for the shipment of natural gas from the Rockies to our operations in California.
Capital Expenditures
For the three and six months ended June 30, 2021, our capital expenditures were approximately $43 million and $67 million, respectively, on an accrual basis including capitalized overhead and interest and excluding acquisitions and asset retirement spending. Approximately 78% and 14% of total capital for the six months ended June 30, 2021 was directed to California oil and Utah operations, respectively .
Our planned 2021 capital expenditure budget is approximately $120 to $130 million. We plan to spend the majority of this amount during the second and third quarters of 2021. We expect our capital expenditures will result in essentially flat year-over year production and a higher exit rate for 2021 than 2020. We currently anticipate oil production will be approximately 89% of total production in 2021, compared to 88% in 2020. Based on current commodity prices and our drilling success rate to date, we expect to be able to fund our 2021 capital development programs with cash flow from operations and, if necessary, current cash on hand, which was generated during 2020 and anticipated for use to supplement our 2021 capital program. We plan to live within Levered Free Cash Flow in 2021 and beyond.
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

Summary by Area
The following table shows a summary by area of our selected historical financial information and operating data for the periods indicated.

	California (San Joaquin and Ventura basins)
	Three Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020
($ in thousands, except prices)
Oil, natural gas and natural gas liquids sales	$129,128	$113,177	$62,943
Operating income(1)	$11,413	$18,965	$32,469
Depreciation, depletion, and amortization (DD&A)	$35,174	$32,896	$36,518
Average daily production (mboe/d)	21.7	21.9	23.4
Production (oil % of total)	100%	100%	100%
Realized sales prices:
Oil (per bbl)	$65.37	$57.34	$29.53
NGLs (per bbl)	$—	$—	$—
Gas (per mcf)	$—	$—	$—
Capital expenditures(2)	$31,303	$22,760	$16,446

	Utah (Uinta basin)			Colorado (Piceance basin)
	Three Months Ended			Three Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	March 31, 2021	June 30, 2020
($ in thousands, except prices)
Oil, natural gas and natural gas liquids sales	$16,199	$15,889	$6,439	$2,438	$6,194	$1,132
Operating income (loss)(1)	$6,736	$7,433	$(584)	$1,121	$5,039	$6
Depreciation, depletion, and amortization (DD&A)	$630	$554	$905	$38	$38	$43
Average daily production (mboe/d)	4.4	4.0	4.4	1.2	1.2	1.3
Production (oil % of total)	52%	49%	49%	2%	2%	2%
Realized sales prices:
Oil (per bbl)	$58.55	$52.08	$23.11	$56.05	$25.80	$20.67
NGLs (per bbl)	$29.61	$26.81	$5.82	$—	$—	$—
Gas (per mcf)	$3.30	$6.65	$1.68	$3.53	$9.83	$1.53
Capital expenditures(2)	$9,162	$392	$81	$—	$1	$145
__________
(1)    Operating income (loss) includes oil, natural gas and NGL sales, and scheduled oil derivative settlements, offset by operating expenses (as defined elsewhere), general and administrative expenses, DD&A, impairment of oil and gas properties, and taxes, other than income taxes.
(2)    Excludes corporate capital expenditures.

Production and Prices
The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Three Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020
Average daily production:(1)
Oil (mbbl/d)	24.0	23.9	25.6
Natural Gas (mmcf/d)	17.5	16.9	19.2
NGL (mbbl/d)	0.4	0.3	0.3
Total (mboe/d)(2)	27.3	27.1	29.1
Total Production:
Oil (mbbl)	2,183	2,151	2,330
Natural gas (mmcf)	1,595	1,517	1,746
NGLs (mbbl)	36	31	29
Total (mboe)(2)	2,485	2,435	2,650
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$64.72	$56.89	$28.98
Effects of scheduled derivative settlements ($/bbl)	$(18.33)	$(12.08)	$25.42
Oil with hedges ($/bbl)	$46.39	$44.81	$54.40
Natural gas ($/mcf)	$3.39	$7.96	$1.62
NGL ($/bbl)	$29.61	$26.81	$5.82
Average Benchmark prices:
Oil (bbl) – Brent	$69.08	$61.32	$33.39
Oil (bbl) – WTI	$66.03	$57.82	$28.42
Natural gas (mmbtu) – Kern, Delivered(3)	$3.23	$7.99	$1.45
Natural gas (mmbtu) – Henry Hub(4)	$2.95	$3.50	$1.70
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the three months ended June 30, 2021, the average prices of Brent oil and Henry Hub natural gas were $69.08 per bbl and $2.95 per mmbtu.
(3)    Kern, Delivered Index is the relevant index used for gas purchases in California.
(4)    Henry Hub is the relevant index used for gas sales in the Rockies.

The following table sets forth average daily production by operating area for the periods indicated:

	Three Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020
Average daily production (mboe/d):(1)
California	21.7	21.9	23.4
Utah	4.4	4.0	4.4
Colorado	1.2	1.2	1.3
Total average daily production	27.3	27.1	29.1
__________
(1)    Production represents volumes sold during the period.
Average daily production increased 0.2 mboe/d, or 1%, and Company wide oil production increased 0.1 mboe/d, for the three months ended June 30, 2021, compared to the three months ended March 31, 2021, largely due to increased development capital in Utah, where we generated a 10% increase in production. Of the 58 wells drilled in the second quarter of 2021, 44 were production wells, eight were injector wells and six were delineation, a slight increase compared to the well count of 50 in the first quarter of 2021. However, 21 of the 58 wells drilled will not come on production until the third quarter of 2021. Development drilling in the second quarter 2021 included eight wells drilled in Utah, which require more capital than our typical California wells, as well as increased California workover, equipping and facilities work.

Our California production of 21.7 mboe/d for the second quarter 2021 decreased 1% from the first quarter 2021. California production has been negatively impacted by a loss of our production from one of Berry's locations where lower water withdrawals by an offset operator along with a reduction in our steam injection volumes triggered a drop in production. The issue has reduced production by approximately 600 bbl/d and this will impact all of 2021. However, the steam is expected to recharge and be back to historical production levels by early next year.

Average daily production decreased 6% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due to significantly lower development capital spending in the first quarter of 2021 compared to the first quarter of 2020, as well as lower spending in the full year 2020 compared to the full year 2019.

The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Six Months Ended
	June 30, 2021	June 30, 2020
Average daily production:(1)
Oil (mbbl/d)	23.9	26.5
Natural Gas (mmcf/d)	17.2	18.8
NGL (mbbl/d)	0.4	0.3
Total (mboe/d)(2)	27.2	29.9
Total Production:
Oil (mbbl)	4,334	4,815
Natural gas (mmcf)	3,113	3,430
NGLs (mbbl)	66	61
Total (mboe)(2)	4,919	5,448
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$60.83	$38.59
Effects of scheduled derivative settlements ($/bbl)	$(15.22)	$17.30
Oil with hedges ($/bbl)	$45.61	$55.89
Natural gas ($/mcf)	$5.62	$1.81
NGL ($/bbl)	$28.30	$9.66
Average Benchmark prices:
Oil (bbl) – Brent	$65.23	$42.10
Oil (bbl) – WTI	$61.95	$37.38
Gas (mmbtu) – Kern, Delivered(3)	$5.60	$1.73
Natural gas (mmbtu) – Henry Hub(4)	$3.22	$1.80
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, during the six months ended June 30, 2021, the average prices of Brent oil and Henry Hub natural gas were $65.23 per bbl and $3.22 per mmbtu respectively.
(3)    Kern, Delivered Index is the relevant index used for gas purchases in California.
(4)    Henry Hub is the relevant index used for gas sales in the Rockies.

The following table sets forth average daily production by operating area for the periods indicated:

	Six Months Ended
	June 30, 2021	June 30, 2020
Average daily production (mboe/d):(1)
California	21.8	24.1
Utah	4.2	4.5
Colorado	1.2	1.3
Total average daily production	27.2	29.9
__________
(1)    Production represents volumes sold during the period.
Average daily production decreased 9% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, largely due to a lack of development in 2020, compared to 2019, and natural decline. Our California production of 21.8 mboe/d for the six months ended June 30, 2021 decreased 10% compared to the six months ended June 30, 2020. Of the 100 California wells drilled in the first half of 2021, 81 were producing wells, 11 were delineation wells and 8 were injector wells.

Results of Operations
Three Months Ended June 30, 2021 compared to Three Months Ended March 31, 2021.

	Three Months Ended
	June 30, 2021	March 31, 2021	$ Change	% Change
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$147,775	$135,265	$12,510	9%
Electricity sales	6,888	10,069	(3,181)	(32)%
Losses on oil and gas sales derivatives	(55,653)	(53,504)	(2,149)	4%
Marketing and other revenues	239	2,371	(2,132)	(90)%
Total revenues and other	$99,249	$94,201	$5,048	5%
Revenues and Other
Oil, natural gas and NGL sales increased by $13 million, or 9%, to approximately $148 million for the three months ended June 30, 2021, compared to the three months ended March 31, 2021. The increase was driven by $17 million and $2 million higher unhedged oil prices and oil sales volumes, respectively, partially offset by $7 million of lower unhedged natural gas prices.
In the first quarter of 2021, the United States experienced a sharp, and unusually large increase in natural gas prices caused by an unprecedented February demand spike from Winter Storm Uri that impacted much of the nation. This had a dramatic impact on both our natural gas and electricity sales, driving significant revenue increases in the first quarter. The impact on our fuel gas cost in California was not nearly as pronounced due to our effective hedging program and our proactive reduction in fuel usage during the highly volatile period in February.
Electricity sales represent sales to utilities, and decreased $3 million, or 32%, to approximately $7 million for the three months ended June 30, 2021 compared to the three months ended March 31, 2021. Revenue declined from the first quarter when gas prices, which typically drive revenue, were unusually high due to the increased demand from Winter Storm Uri. Gas prices and electricity unit sales returned to their typical seasonal levels in the second quarter 2021.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement loss for the three months ended June 30, 2021 was $40 million and the loss for the three months ended March 31, 2021 was $26 million. The quarter-over-quarter increase in settlement losses was driven by higher oil prices relative to the derivative fixed prices in the second quarter compared to those of the first quarter of 2021. The average derivative fixed price of $45.82 and notional volumes of 19 mbbl/d were unchanged when compared to the first quarter 2021.The mark-to-market non-cash loss of $16 million for the three months ended June 30, 2021 was due to higher futures prices relative to the derivative fixed prices at June 30, 2021 compared to the non-cash loss of $28 million for the three months ended March 31, 2021. In the second half of 2021 our daily oil hedged volumes will decrease approximately 25%, and have slightly higher fixed prices than in the first half of 2021.
Marketing and other revenues decreased by $2 million for the three months ended June 30, 2021 when compared to the three months ended March 31, 2021 due to the unusually high unit prices caused by the demand spike from Winter Storm Uri in the first quarter of 2021.

	Three Months Ended		$ Change	% Change
	June 30, 2021	March 31, 2021
	(in thousands, except expenses per boe)
Expenses and other:
Lease operating expenses	$45,543	$62,284	$(16,741)	(27)%
Electricity generation expenses	4,712	7,648	(2,936)	(38)%
Transportation expenses	1,757	1,576	181	11%
Marketing expenses	44	2,227	(2,183)	(98)%
General and administrative expenses	16,065	17,070	(1,005)	(6)%
Depreciation, depletion and amortization	35,850	33,840	2,010	6%
Taxes, other than income taxes	11,603	9,557	2,046	21%
Gains on natural gas purchase derivatives	(11,639)	(27,730)	16,091	(58)%
Other operating expenses	42	799	(757)	(95)%
Total expenses and other	103,977	107,271	(3,294)	(3)%
Other (expenses) income:
Interest expense	(8,217)	(8,485)	268	(3)%
Other, net	(8)	(143)	135	(94)%
Loss before income taxes	(12,953)	(21,698)	8,745	(40)%
Income tax benefit	(72)	(376)	304	(81)%
Net loss	$(12,881)	$(21,322)	$8,441	(40)%

Expenses per boe:(1)
Lease operating expenses	$18.33	$25.58	$(7.25)	(28)%
Electricity generation expenses	1.90	3.14	(1.24)	(39)%
Electricity sales(1)	(2.77)	(4.13)	1.36	(33)%
Transportation expenses	0.70	0.65	0.05	8%
Transportation sales(1)	(0.05)	(0.06)	0.01	(17)%
Marketing expenses	0.02	0.92	(0.90)	(98)%
Marketing revenues(1)	(0.05)	(0.92)	0.87	(95)%
Derivatives settlements received for gas purchases(1)	(0.77)	(10.78)	10.01	(93)%
Total operating expenses	$17.31	$14.40	$2.91	20%
Total unhedged operating expenses(2)	$18.08	$25.18	$(7.10)	(28)%

Total non-energy operating expenses(3)	$12.71	$12.74	$(0.03)	—%
Total energy operating expenses(4)	$4.60	$1.66	$2.94	177%

General and administrative expenses(5)	$6.46	$7.01	$(0.55)	(8)%
Depreciation, depletion and amortization	$14.43	$13.90	$0.53	4%
Taxes, other than income taxes	$4.67	$3.93	$0.74	19%
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
(5)    Includes non-recurring costs and non-cash stock compensation expense, in aggregate, of approximately $1.11 per boe and $1.51 per boe for the three months ended June 30, 2021 and March 31, 2021, respectively.
Expenses and Other
In accordance with GAAP, we report sales of electricity, marketing and transportation activities (as applicable) separately in our financial statements as revenues. However, these revenues are viewed and used internally in calculating operating expenses, which are used to track and analyze the economics of development projects and the efficiency of our hydrocarbon recovery.
Operating expenses are defined above in “How We Plan and Evaluate Operations”, which include electricity revenues. In the first quarter of 2021 we experienced a sharp, and unprecedented increase in natural gas prices caused by a demand spike from Winter Storm Uri that impacted much of the nation in February. For about one week in mid-February, daily gas prices exceeded $100 per mmbtu and during this time we temporarily modified our operations to reduce the amount of fuel gas required to be purchased, thereby avoiding approximately $7 million of additional costs. Compared to the first quarter 2021, our hedges on fuel gas purchases had a smaller effect in the second quarter, resulting in higher fuel gas costs, hedged, by $4 million. Combined with the $3 million lower electricity sales, operating expenses were higher by 20%, or $2.91 per boe and $8 million on an absolute dollar basis in the second quarter 2021 compared to the first quarter 2021. Fuel purchases were hedged 85% and 79% in the first quarter and second quarter, respectively. We were, and remain during 2021, largely hedged on our natural gas purchases against increases in purchase prices.
Unhedged lease operating expenses per boe decreased to $18.33, for the three months ended June 30, 2021, a 28% or $7.25 per boe decrease compared to $25.58 per boe for the three months ended March 31, 2021 driven by $8.43 per boe of lower unhedged fuel costs for our California steam operations. Unhedged average fuel purchase price decreased $3.62 per mmbtu to $3.31 per mmbtu in the second quarter 2021 compared to the unusually high prices caused by Winter Storm Uri in the three months ended March 31, 2021. Non-energy operating expense decreased $0.03 per boe as a result of lower outside services, well maintenance and facility costs, partially offset by higher lease overhead and chemicals. Even with rising prices in 2021, we have held non-energy costs down following the cost savings efforts which began in 2020. Lease operating expenses include fuel, maintenance, labor including supervision, vehicles, workover expenses, field office, and tools and supplies. Fuel costs exclude the effects of natural gas derivative settlements mentioned elsewhere.
Electricity generation expenses decreased approximately 39% to $1.90 per boe for the three months ended June 30, 2021, compared to $3.14 per boe for the three months ended March 31, 2021 due to lower natural gas costs described above. Fuel costs exclude the effects of natural gas derivative settlements mentioned elsewhere.
Gains and losses on natural gas purchase derivatives resulted in a $12 million gain for the three months ended June 30, 2021 and a gain of $28 million in the three months ended March 31, 2021. Settlement gains for each of the three months ended June 30, 2021 and March 31, 2021 were $2 million or $0.77 per boe and $26 million, or $10.78 per boe, respectively, and decreased due to lower gas prices which came off unprecedented highs in the first quarter of 2021 from Winter Storm Uri. The mark-to-market valuation gain for the three months ended June 30, 2021 was $10 million compared to a $2 million gain for the prior quarter. Generally, because we are the fixed price payer on these natural gas swaps, increases in the associated futures prices will result in valuation gains.

Transportation expense increased slightly to $0.70 per boe for the three months ended June 30, 2021 compared to $0.65 per boe for the three months ended March 31, 2021.
Marketing expenses decreased by $0.90 per boe for the three months ended June 30, 2021 when compared to the three months ended March 31, 2021 due to the unprecedented natural gas purchase prices caused by the demand spike from Winter Storm Uri in the first quarter of 2021.
General and administrative expenses decreased by $1.0 million, or 6%, to $16.1 million for the three months ended June 30, 2021, compared to the three months ended March 31, 2021, due to the following matters and those noted in adjusted general and administrative expenses below. For the three months ended June 30, 2021 and March 31, 2021, general and administrative expenses included non-cash stock compensation costs of approximately $2.8 million and $3.7 million, respectively. We had no non-recurring costs in the first half of 2021. Approximately 10% of our overhead is capitalized and thus excluded from general and administrative expenses.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs, decreased 1% to $13.3 million for the three months ended June 30, 2021 compared to $13.4 million for the three months ended March 31, 2021. On a per boe basis, adjusted general and administrative expenses decreased to $5.35 per boe from $5.50 per boe in the first quarter 2021 due to the impact of higher production. Please see “—Non-GAAP Financial Measures” for a reconciliation of adjusted general and administrative expense to general and administrative expenses, the most directly comparable financial measures calculated and presented in accordance with GAAP.
DD&A increased by $2 million or 6% to approximately $36 million for the three months ended June 30, 2021 compared to the three months ended March 31, 2021. This increase is due to increased production and higher depletion rates from our periodic re-evaluation of these estimates.
Taxes, Other Than Income Taxes

	Three Months Ended		$ Change	% Change
	June 30, 2021	March 31, 2021
	(per boe)
Severance taxes	$0.97	$0.99	$(0.02)	(2)%
Ad valorem and property taxes	1.99	2.01	(0.02)	(1)%
Greenhouse gas allowances	1.71	0.93	0.78	84%
Total taxes other than income taxes	$4.67	$3.93	$0.74	19%
Taxes, other than income taxes, increased in the three months ended June 30, 2021 by $0.74 per boe, or 19%, to $4.67. Greenhouse gas (“GHG”) costs were higher in the second quarter of 2021 due to higher mark-to-market valuations.
Other Operating Expenses
Other operating expenses for the three months ended June 30, 2021 was less than $0.1 million and mainly consisted of $2 million of supplemental property tax assessments and royalty audit charges and $2 million of employee retention credits. Other operating expenses of $1 million for the three months ended March 31, 2021 comprised mainly of additional storage capacity, obtained in response to global oil storage concerns, along with prior years royalty audit charges.
Interest Expense
Interest expense was relatively flat at $8 million for each of the three months ended June 30, 2021 and March 31, 2021.

Income Tax Benefit
Our effective tax rate was approximately 1% and 2% for the three months ended June 30, 2021 and March 31, 2021, respectively. The rates in each quarter were impacted by the valuation allowance recorded due to the estimated future realizability of deferred tax assets.
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020.

	Three Months Ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$147,775	$70,515	$77,260	110%
Electricity sales	6,888	4,884	2,004	41%
Losses on oil and gas sales derivatives	(55,653)	(42,267)	(13,386)	32%
Marketing and other revenues	239	321	(82)	(26)%
Total revenues and other	$99,249	$33,453	$65,796	197%
Revenues and Other
Oil, natural gas and NGL sales increased by $77 million, or 110% to approximately $148 million for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020. This variance was driven by $81 million of higher unhedged commodity prices, partially offset by lower volumes.
Electricity sales represent sales to utilities, and increased by $2.0 million, or 41%, to approximately $7 million for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020. The increase was largely due to higher unit sales prices driven by higher natural gas prices.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement loss for the three months ended June 30, 2021 was $40 million compared to the gain for the three months ended June 30, 2020 of $59 million. The quarter-over-quarter change from settlement gains to losses was driven by higher oil prices in the second quarter 2021 and lower oil prices in the second quarter 2020 relative to our derivative fixed prices. The mark-to-market non-cash loss of $16 million for the three months ended June 30, 2021 was due to higher futures prices relative to our derivative fixed contract prices at June 30, 2021. The mark-to-market non-cash loss of $101 million for the three months ended June 30, 2020, was due to higher futures prices relative to the derivative fixed prices at June 30, 2020.
Marketing and other revenues were comparable for the periods presented.

	Three Months Ended June 30,		$ Change	% Change
	2021	2020
	(in thousands, except expenses per boe)
Expenses and other:
Lease operating expenses	$45,543	$40,733	$4,810	12%
Electricity generation expenses	4,712	3,022	1,690	56%
Transportation expenses	1,757	1,789	(32)	(2)%
Marketing expenses	44	280	(236)	(84)%
General and administrative expenses	16,065	18,777	(2,712)	(14)%
Depreciation, depletion and amortization	35,850	37,512	(1,662)	(4)%
Taxes, other than income taxes	11,603	10,449	1,154	11%
(Gains) losses on natural gas purchase derivatives	(11,639)	925	(12,564)	n/a
Other operating expenses (income)	42	(1,192)	1,234	(104)%
Total expenses and other	103,977	112,295	(8,318)	(7)%
Other (expenses) income:
Interest expense	(8,217)	(8,676)	459	(5)%
Other, net	(8)	(6)	(2)	33%
Loss before income taxes	(12,953)	(87,524)	74,571	(85)%
Income tax benefit	(72)	(22,623)	22,551	(100)%
Net loss	$(12,881)	$(64,901)	$52,020	(80)%

Expenses per boe:(1)
Lease operating expenses	$18.33	$15.37	$2.96	19%
Electricity generation expenses	1.90	1.14	0.76	67%
Electricity sales(1)	(2.77)	(1.84)	(0.93)	51%
Transportation expenses	0.70	0.67	0.03	4%
Transportation sales(1)	(0.05)	(0.01)	(0.04)	400%
Marketing expenses	0.02	0.11	(0.09)	(82)%
Marketing revenues(1)	(0.05)	(0.11)	0.06	(55)%
Derivatives settlements (received) paid for gas purchases(1)	(0.77)	2.78	(3.55)	(128)%
Total operating expenses	$17.31	$18.11	$(0.80)	(4)%
Total unhedged operating expenses(2)	$18.08	$15.33	$2.75	18%

Total non-energy operating expenses(3)	$12.71	$12.81	$(0.10)	(1)%
Total energy operating expenses(4)	$4.60	$5.30	$(0.70)	(13)%

General and administrative expenses(5)	$6.46	$7.09	$(0.63)	(9)%
Depreciation, depletion and amortization	$14.43	$14.16	$0.27	2%
Taxes, other than income taxes	$4.67	$3.94	$0.73	19%
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
(5)    Includes non-recurring costs and non-cash stock compensation expense, in aggregate, of approximately $1.11 per boe and $1.77 per boe for the three months ended June 30, 2021 and June 30, 2020, respectively.
Expenses and Other
On a hedged basis, operating expenses, decreased by 4% or $0.80 per boe to $17.31 per boe for the second quarter 2021 compared to $18.11 per boe for the second quarter 2020. The decrease was due to lower energy operating expense of $0.70 per boe and lower non-energy operating expense of $0.10 per boe.
Unhedged lease operating expenses were $18.33 per boe for the three months ended June 30, 2021, a 19% or $2.96 per boe increase compared to $15.37 for the three months ended June 30, 2020 driven by an 87% or $3.78 per boe higher unhedged fuel costs, for our California steam operations. Unhedged average fuel purchase price increased $1.57 to $3.31 per mmbtu in the second quarter 2021 compared to $1.74 per mmbtu in the second quarter 2020. Non-energy operating expense declined $0.10 per boe compared to the second quarter of 2020. These decreases included lower facilities costs and outside services, partially offset by higher well maintenance and recompletion activities.
Electricity generation expenses increased approximately 67% to $1.90 per boe for the three months ended June 30, 2021 from $1.14 per boe for the same period in 2020 due to the previously discussed higher natural gas costs. Fuel costs included in electricity generation expenses exclude the effects of natural gas derivative settlements.
Gains and losses on natural gas purchase derivatives for the three months ended June 30, 2021 and June 30, 2020 resulted in a gain of $12 million and a loss of $1 million, respectively. Settlements for each of the three months ended June 30, 2021 and 2020, were $2 million or $0.77 per boe of gain and $7 million or $2.78 per boe of loss, driven by higher gas prices in 2021 compared to 2020. The mark-to-market valuation gain for the three months ended June 30, 2021 was $10 million compared to $6 million of gain for the same period in 2020, consistent with the changes in futures prices at the end of each period. Because we are the fixed price payer on these natural gas swaps, generally, increases in the associated price index creates valuation gains.
Transportation expenses remained essentially flat for the three months ended June 30, 2021 and June 30, 2020.
Marketing expenses decreased to $0.02 per boe for the three months ended June 30, 2021, compared to $0.11 per boe for the three months ended June 30, 2020, mostly due to lower gas prices.
General and administrative expenses decreased $3 million, or 14%, to approximately $16 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. For the three months ended June 30, 2021 and June 30, 2020, general and administrative expenses included non-cash stock compensation costs of approximately $2.8 million and $4.4 million, respectively, with no non-recurring costs in 2021 and $0.3 million in 2020.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs, decreased 6% to $13.3 million for the three months ended June 30, 2021 compared to $14.1 million for the three month periods ended June 30, 2020. The decrease was primarily due to lower professional service expenses and employee costs.

DD&A decreased $2 million, or 4%, to approximately $36 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to 6% lower sales volumes compared to the same period in 2020. On a per boe basis, period-over-period DD&A increased $0.27 to $14.43 from $14.16 due to higher depletion rates during the second quarter of 2021, compared to the second quarter 2020.
Taxes, Other Than Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2021	2020
	(per boe)
Severance taxes	$0.97	$0.70	$0.27	39%
Ad valorem and property taxes	1.99	1.39	0.60	43%
Greenhouse gas allowances	1.71	1.85	(0.14)	(8)%
Total taxes other than income taxes	$4.67	$3.94	$0.73	19%
Taxes, other than income taxes increased 19% to $4.67 per boe for the three months ended June 30, 2021 compared to $3.94 per boe for the three months ended June 30, 2020. Severance taxes increased from the prior year due to higher Utah revenue. Ad valorem and property taxes increased due to higher California tax assessments. Greenhouse gas allowances declined from the second quarter of 2020 as a result of opportunistic allowance purchases and an increase in state allocated allowances for 2021 which more than offset higher mark-to-market valuations.
Other Operating Expenses (Income)
Other operating expense for the three months ended June 30, 2021 was less than $0.1 million and mainly consisted of $2 million of supplemental property tax assessments and royalty audit charges and $2 million of employee retention credits. Other operating income for the three months ended June 30, 2020 were $1 million and comprised mainly of sales tax and bankruptcy-related refunds, partially offset by excess abandonment costs and drilling rig standby charges.
Interest Expense
Interest expense was comparable in the three months ended June 30, 2021 and June 30, 2020.
Income Tax Benefit
Our effective tax rate was approximately 1% for the three months ended June 30, 2021 compared to 26% for the three months ended June 30, 2020. The rate in the second quarter 2021 was impacted by the valuation allowance recorded due to the estimated future realizability of deferred tax assets.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020.

	Six Months Ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$283,040	$192,613	$90,427	47%
Electricity sales	16,957	10,345	6,612	64%
(Losses) gains on oil and gas sales derivatives	(109,157)	168,962	(278,119)	n/a
Marketing and other revenues	2,610	798	1,812	227%
Total revenues and other	$193,450	$372,718	$(179,268)	(48)%
Revenues and Other
Oil, natural gas and NGL sales increased by $90 million, or 47% to approximately $283 million for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020. The increase was driven by $108 million attributable to higher commodity prices, partially offset by lower oil volumes.
Electricity sales which represent sales to utilities increased $7 million or 64% to $17 million for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020. The increase was mostly due to higher unit sales prices that were driven by higher natural gas prices.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement losses of $66 million and gains of $83 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The period over period shift from settlement gains to settlement losses was driven by higher oil prices relative to the derivative fixed prices in the six months ended June 30, 2021, compared to lower oil prices relative to the derivatives fixed prices in the six months ended June 30, 2020. The mark-to-market non-cash loss of $43 million for the six months ended June 30, 2021 was due to higher futures prices relative to the derivative fixed prices at June 30, 2021. The gain of $86 million for the six months ended June 30, 2020, was primarily due to lower futures prices relative to the derivative fixed prices at June 30, 2020.
Marketing and other revenues were higher for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 due to higher average gas prices.

	Six Months Ended June 30,		$ Change	% Change
	2021	2020
	(in thousands, except expenses per boe)
Expenses and other:
Lease operating expenses	$107,827	$91,485	$16,342	18%
Electricity generation expenses	12,360	6,968	5,392	77%
Transportation expenses	3,333	3,611	(278)	(8)%
Marketing expenses	2,271	710	1,561	220%
General and administrative expenses	33,135	38,114	(4,979)	(13)%
Depreciation, depletion and amortization	69,690	72,841	(3,151)	(4)%
Impairment of oil and gas properties	—	289,085	(289,085)	100%
Taxes, other than income taxes	21,160	14,801	6,359	43%
(Gains) losses on natural gas purchase derivatives	(39,369)	12,960	(52,329)	n/a
Other operating expenses	841	1,010	(169)	(17)%
Total expenses and other	211,248	531,585	(320,337)	(60)%
Other (expenses) income:
Interest expense	(16,702)	(17,596)	894	(5)%
Other, net	(151)	(12)	(139)	1,158%
Loss before income taxes	(34,651)	(176,475)	141,824	(80)%
Income tax (benefit) expense	(448)	3,726	(4,174)	(112)%
Net loss	$(34,203)	$(180,201)	$145,998	(81)%

Expenses per boe:(1)
Lease operating expenses	$21.92	$16.79	$5.13	31%
Electricity generation expenses	2.51	1.28	1.23	96%
Electricity sales(1)	(3.45)	(1.90)	(1.55)	82%
Transportation expenses	0.68	0.66	0.02	3%
Transportation sales(1)	(0.05)	(0.01)	(0.04)	400%
Marketing expenses	0.46	0.13	0.33	254%
Marketing revenues(1)	(0.48)	(0.13)	(0.35)	269%
Derivatives settlements (received) paid for gas purchases(1)	(5.72)	2.16	(7.88)	n/a
Total operating expenses	$15.87	$18.98	$(3.11)	(16)%
Total unhedged operating expenses(2)	$21.59	$16.82	$4.77	28%

Total non-energy operating expenses(3)	$12.73	$13.44	$(0.71)	(5)%
Total energy operating expenses(4)	$3.14	$5.54	$(2.40)	(43)%

General and administrative expenses(5)	$6.74	$7.00	$(0.26)	(4)%
Depreciation, depletion and amortization	$14.17	$13.37	$0.80	6%
Taxes, other than income taxes	$4.30	$2.72	$1.58	58%
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
(5)    Includes non-recurring costs and non-cash stock compensation expense, in aggregate, of approximately $1.31 per boe and $1.74 per boe for the six months ended June 30, 2021 and June 30, 2020, respectively.
Expenses and Other
On a hedged basis, operating expenses, decreased 16% or $3.11 per boe to $15.87 for the six months ended June 30, 2021 from $18.98 per boe for the six months ended June 30, 2020. Our continuing emphasis on cost savings and efficiency initiatives, which began in the second quarter of 2020, demonstrated meaningful results in the first half of 2021 compared to the first half of 2020 as non-energy costs declined 5% or $0.71 per boe to $12.73 per boe.
Unhedged lease operating expenses were $21.92 per boe for the six months ended June 30, 2021, a 31% or $5.13 per boe increase compared to $16.79 for the six months ended June 30, 2020 driven by $7.03 per boe higher unhedged fuel costs, for our California steam operations. Unhedged average fuel purchase price doubled to $12.31 per mmbtu in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The key non-energy operating expense decreases included lower facilities costs and outside services, partially offset by higher well maintenance and recompletion activities.
Electricity generation expenses increased approximately 96% to $2.51 per boe for the six months ended June 30, 2021 from $1.28 per boe for the same period in 2020 due to the previously discussed higher natural gas costs. Fuel costs included in electricity generation expenses exclude the effects of natural gas derivative settlements.
Gains and losses on natural gas purchase derivatives for the six months ended June 30, 2021 and June 30, 2020 resulted in a gain of $39 million and a loss of $13 million, respectively. The settlement gain for the six months ended June 30, 2021 was $28 million, or $5.72 per boe, compared to a settlement loss of $12 million, or $2.16 per boe for same period in 2020, driven by higher gas prices in 2021 compared to 2020. The mark-to-market valuation gain for the six months ended June 30, 2021 was $12 million compared to $1 million of loss for the same period in 2020, consistent with the changes in future prices at the end of each period. Because we are the fixed price payer on these natural gas swaps, generally, increases in the associated price index creates valuation gains.
Transportation expenses were comparable for the periods presented.
Marketing expenses increased to $0.46 per boe for the six months ended June 30, 2021, compared to $0.13 per boe for the six months ended June 30, 2020 largely due to higher prices from the February natural gas demand spike caused by Winter Storm Uri.
General and administrative expenses decreased $5 million, or 13%, to approximately $33 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. For the six months ended June 30, 2021 and June 30, 2020, general and administrative expenses included non-cash stock compensation costs of approximately $6 million and $7 million, respectively, and no non-recurring costs during the six months ended June 30, 2021, and $2 million during the same period in 2020.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs, decreased $2 million, or 7% to $27 million for the six months ended June 30, 2021 compared to $29 million for the six months ended June 30, 2020. The year-over-year decrease was primarily due to lower professional service expenses and employee costs.

DD&A decreased $3 million, or 4%, to approximately $70 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to lower sales volumes compared to the same period in 2020. On a per boe basis, period-over-period DD&A increased $0.80 to $14.17 from $13.37 due to higher depletion rates in 2021, compared to 2020.
Impairment of oil and gas properties
We recorded a non-cash pre-tax asset impairment charge of $289 million on properties in Utah and certain California locations for the six months ended June 30, 2020.
Taxes, Other Than Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2021	2020
	(per boe)
Severance taxes	$0.98	$0.71	$0.27	38%
Ad valorem and property taxes	2.00	1.39	0.61	44%
Greenhouse gas allowances	1.32	0.62	0.70	113%
Total taxes other than income taxes	$4.30	$2.72	$1.58	58%
Taxes, other than income taxes increased $1.58 to $4.30 per boe for the six months ended June 30, 2021 compared to $2.72 per boe for the six months ended June 30, 2020. The increase was largely due to higher greenhouse gas mark-to-market valuations at June 30, 2021 and allowance purchases we made at low prices due to a temporary market dislocation in 2020. During 2021, we experienced higher California property tax rates, as well as higher severance taxes due to increased revenues in Utah.
Other Operating Expenses (Income)
Other operating income and expenses for the six months ended June 30, 2021 were net expenses of $1 million and mainly consisted of approximately $3 million of supplemental property tax assessments, royalty audit charges and tank rental costs, partially offset by $2 million of employee retention credits. For the six months ended June 30, 2020, other operating expense mainly consist of excess abandonment costs, drilling rig standby charges, partially offset by refunds in 2020.
Interest Expense
Interest expense was comparable in the six months ended June 30, 2021 and June 30, 2020.
Income Tax (Benefit) Expense
Our effective tax rate was 1% and (2)% for the six months ended June 30, 2021 and June 30, 2020, respectively. The rates in 2021 and 2020 were negatively impacted as we recorded valuation allowances on a large portion of our tax credits, net operating loss carryforwards and on other deferred tax assets as a result of estimated future realizability.
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
We define Adjusted EBITDA as earnings before interest expense; income taxes; depreciation, depletion, and amortization; derivative gains or losses net of cash received or paid for scheduled derivative settlements; impairments; stock compensation expense; and other unusual and infrequent items. We define Levered Free Cash Flow as Adjusted EBITDA less capital expenditures, interest expense and dividends.
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
Adjusted Net Income (Loss) excludes the impact of unusual and infrequent items affecting earnings that vary widely and unpredictably, including non-cash items such as derivative gains and losses. This measure is used by management when comparing results period over period. We define Adjusted Net Income (Loss) as net income (loss) adjusted for derivative gains or losses net of cash received or paid for scheduled derivative settlements, other unusual and infrequent items, and the income tax expense or benefit of these adjustments using our effective tax rate.
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
Adjusted General and Administrative Expenses is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted General and Administrative Expenses as general and administrative expenses adjusted for non-cash stock compensation expense and unusual and infrequent costs. Management believes Adjusted General and Administrative Expenses is useful because it allows us to more effectively compare our performance from period to period.
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

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Adjusted EBITDA reconciliation to net loss:
Net loss	$(12,881)	$(21,322)	$(64,901)	$(34,203)	$(180,201)
Add (Subtract):
Interest expense	8,217	8,485	8,676	16,702	17,596
Income tax (benefit) expense	(72)	(376)	(22,623)	(448)	3,726
Depreciation, depletion and amortization	35,850	33,840	37,512	69,690	72,841
Impairment of oil and gas properties	—	—	—	—	289,085
Losses (gains) on derivatives	44,014	25,774	43,192	69,788	(156,002)
Net cash (paid) received for scheduled derivative settlements	(37,431)	850	51,874	(36,581)	71,499
Other operating expense (income)	42	799	(1,192)	841	1,010
Stock compensation expense	2,860	3,779	4,579	6,639	7,501
Non-recurring costs	—	—	316	—	2,178
Adjusted EBITDA	$40,599	$51,829	$57,433	$92,428	$129,233

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Adjusted EBITDA reconciliation to net cash provided by operating activities and Levered Free Cash Flow calculation:
Net cash provided by operating activities	$21,429	$38,430	$41,939	$59,859	$86,422
Add (Subtract):
Cash interest payments	288	14,637	648	14,925	15,527
Cash income tax payments	—	—	—	—	2
Non-recurring costs	—	—	316	—	2,178
Other changes in operating assets and liabilities	18,882	(1,238)	14,530	17,644	25,104
Adjusted EBITDA	$40,599	$51,829	$57,433	$92,428	$129,233
Subtract:
Capital expenditures - accrual basis	(43,461)	(23,569)	(16,700)	(67,030)	(56,403)
Interest expense	(8,217)	(8,485)	(8,676)	(16,702)	(17,596)
Cash dividends declared	(3,219)	(3,474)	—	(6,693)	(9,564)
Levered Free Cash Flow(1)	$(14,298)	$16,301	$32,057	$2,003	$45,670
__________
(1)    Levered Free Cash Flow, as defined by the Company, includes cash paid for scheduled derivative settlements of $37 million for the three months ended June 30, 2021 and cash received for scheduled derivative settlements of $1 million and $52 million, for the three months ended March 31, 2021 and June 30, 2020, respectively. Levered Free Cash Flow, as defined by the Company, includes cash paid for scheduled derivative settlements of $37 million for the six months ended June 30, 2021 and cash received for scheduled derivative settlements of $71 million for the six months ended June 30, 2020.

The following table presents a reconciliation of the non-GAAP financial measure Adjusted Net Income (Loss) to the GAAP financial measure of net income (loss).

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Adjusted Net (Loss) Income reconciliation to net loss:
Net loss	$(12,881)	$(21,322)	$(64,901)	$(34,203)	$(180,201)
Add: discrete income tax items	—	—	—	—	46,700
Add (Subtract):
Losses (gains) on derivatives	44,014	25,774	43,192	69,788	(156,002)
Net cash (paid) received for scheduled derivative settlements	(37,431)	850	51,874	(36,581)	71,499
Other operating expenses (income)	42	799	(1,192)	841	1,010
Impairment of oil and gas properties	—	—	—	—	289,085
Non-recurring costs	—	—	316	—	2,178
Total additions, net	6,625	27,423	94,190	34,048	207,770
Income tax expense of adjustments at effective tax rate(1)	(37)	(474)	(24,680)	(511)	(51,485)
Adjusted Net (Loss) Income	$(6,293)	$5,627	$4,609	$(666)	$22,784

Basic EPS on Adjusted Net (Loss) Income	$(0.08)	$0.07	$0.06	$(0.01)	$0.29
Diluted EPS on Adjusted Net (Loss) Income	$(0.08)	$0.07	$0.06	$(0.01)	$0.28

Weighted average shares of common stock outstanding - basic	80,471	80,115	79,795	80,294	79,702
Weighted average shares of common stock outstanding - diluted	80,471	82,276	80,640	80,294	80,545
__________
(1)    Excludes discrete income tax items from the total additions, net line item and the tax effect the discrete income tax items have on the current rate.
The following table presents a reconciliation of the non-GAAP financial measure Adjusted General and Administrative Expenses to the GAAP financial measure of general and administrative expenses for each of the periods indicated.

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Adjusted General and Administrative Expense reconciliation to general and administrative expenses:
General and administrative expenses	$16,065	$17,070	$18,777	$33,135	$38,114
Subtract:
Non-cash stock compensation expense (G&A portion)	(2,763)	(3,669)	(4,380)	(6,432)	(7,299)
Non-recurring costs	—	—	(316)	—	(2,178)
Adjusted general and administrative expenses	$13,302	$13,401	$14,081	$26,703	$28,637

Adjusted general and administrative expenses ($/boe)	$5.35	$5.50	$5.31	$5.43	$5.26

Liquidity and Capital Resources
Currently, we expect to fund our 2021 capital expenditures with cash flows from our operations, supplemented if necessary by cash on hand resulting from excess Levered Free Cash Flow generated in 2020 and the first quarter of 2021. As of June 30, 2021, we had liquidity of $268 million, consisting of $75 million cash in the bank and borrowing availability of $193 million under our RBL Facility (factoring in $7 million stand-by letters of credit). In April 2021, we completed our scheduled semi-annual borrowing base redetermination under our RBL Facility, which resulted in a reaffirmed borrowing base and the Company's elected commitment at $200 million with no further borrowing restrictions beyond the covenants summarized below. The RBL Facility matures July 29, 2022, unless terminated earlier in accordance with the RBL Facility terms. We also have $400 million in aggregate principal amount 7% senior unsecured notes due February 2026 (the “2026 Notes”) outstanding as further discussed below. We currently believe that our liquidity, capital resources and cash on hand will be sufficient to conduct our business and operations for at least the next 12 months.
We currently expect our operations to continue to generate positive Levered Free Cash Flow for the combined two-year down-cycle that we projected through the end of 2021, based on our current operating plans, the current oil price levels and current hedge positions. We have approximately 55% of our expected oil production hedged in the remainder of 2021 at approximately $49 per bbl, as well as additional oil sales hedges of approximately 3,000 bbl/d at $60 per bbl in 2022. In the longer term, if oil prices were to significantly decline and remain weak through 2021 and longer, we may not be able to continue to generate the same level of Levered Free Cash Flow we are currently generating and our liquidity and capital resources may not be sufficient to conduct our business and operations until commodity prices recover. Please see Part II, Item 1A “Risk Factors” for a discussion of known material risks, many of which are beyond our control, that could adversely impact our business, liquidity, financial condition, and results of operations.
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
The RBL Facility requires us to maintain on a consolidated basis as of each quarter-end (i) a Leverage Ratio of no more than 4.0 to 1.0 and (ii) a Current Ratio of at least 1.0 to 1.0. The RBL Facility also contains customary restrictions. As of June 30, 2021, our Leverage Ratio and Current Ratio were 2.1 to 1.0 and 2.2 to 1.0, respectively. In addition, the RBL Facility currently provides that to the extent we incur unsecured indebtedness, including any amounts raised in the future, the borrowing base will be reduced by an amount equal to 25% of the amount of such unsecured debt. We were in compliance with all financial covenants under the RBL Facility as of June 30, 2021.

The RBL Facility permits us to repurchase equity and indebtedness, among other things, if availability is equal to or greater than 20% of the elected commitments or borrowing base, whichever is in effect, and our pro forma leverage ratio is less than or equal to 2.5 to 1.0.
Hedging
We have protected a significant portion of our anticipated cash flows in 2021, as well as a portion in 2022, using our commodity hedging program, including fixed-price derivative contracts. We hedge crude oil and gas production to protect against oil and gas price decreases and we also hedge gas purchases to protect against price increases. Our generally low-decline production base, coupled with our stable operating cost environment, affords an ability to hedge a material amount of our future expected production. We expect our operations to generate sufficient cash flows at current commodity prices including our 2021 and 2022 hedging positions. For information regarding risks related to our hedging program, see “Item 1A. Risk Factors—Risks Related to Our Operations and Industry” in our Annual Report.
As of June 30, 2021, we had the following crude oil production and gas purchases hedges.

	Q3 2021	Q4 2021	FY 2022
Fixed Price Oil Swaps (Brent):
Hedged volume (mbbls)	1,318	1,318	1,095
Weighted-average price ($/bbl)	$48.66	$48.66	$60.00
Fixed Price Gas Purchase Swaps (Kern, Delivered):
Hedged volume (mmbtu)	4,830,000	2,085,000	—
Weighted-average price ($/mmbtu)	$2.83	$2.95	$—
As of June 30, 2021 we also had open swap positions that are excluded from the table above where we are both buyer and seller of equal notional volumes of 12,500 mmbtu/d of fixed price gas sales swaps each indexed to Northwest Pipeline Rocky Mountains and CIG, for the period July 1, 2021 through December 31, 2021. These swap positions effectively cancel each other while resulting in a mark-to-market gain of $1 million. This gain will be cash settled in 2021 as the positions expire.
The following table summarizes the historical results of our hedging activities.

	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Crude Oil (per bbl):
Realized sales price, before the effects of derivative settlements	$64.72	$56.89	$28.98	$60.83	$38.59
Effects of derivative settlements	$(18.33)	$(12.08)	$25.42	$(15.22)	$17.30
Oil with hedges ($/bbl)	$46.39	$44.81	$54.40	$45.61	$55.89
Purchased Natural Gas (per mmbtu):
Purchase price, before the effects of derivative settlements	$3.31	$6.93	$1.74	$5.08	$2.05
Effects of derivative settlements	$(0.31)	$(4.51)	$1.11	$(2.36)	$0.84
Purchased Natural Gas with hedges	$3.00	$2.42	$2.85	$2.72	$2.89

Pipeline Commitments
We recently entered into new pipeline capacity agreements for the shipment of natural gas from the Rockies to our assets in California that will reduce our exposure to fuel gas purchase price fluctuations. These capacity agreements are for approximately 10,000 mmbtu/d beginning October 2021 through October 2036 and approximately 5,500 mmbtu/d beginning November 2021 through December 2024 for a total commitment of $32 million.
Cash Dividends
Our Board of Directors approved a regular cash dividend of $0.04 per share on our common stock for the first and second quarters of 2021. We paid the first and the second quarter cash dividend in April and July 2021, respectively. The Board of Directors approved a $0.06 per share regular cash dividend on our common stock for the third quarter of 2021, which is expected to be paid in October 2021. As of July 31, 2021, the Company has paid approximately $72 million in dividends since the inception of our dividend program following our IPO in the third quarter of 2018. This represents a 65% return of capital from our IPO.
Stock Repurchase Program
In December 2018, our Board of Directors adopted a program for the opportunistic repurchase of up to $100 million of our common stock. Based on the Board’s evaluation of market conditions for our common stock at the time, they authorized repurchases of up to $50 million under the program. The Company repurchased a total of 5,057,682 shares under the stock repurchase program for approximately $50 million in 2018 and 2019. In February 2020, the Board of Directors authorized the repurchase of the remaining $50 million of our $100 million repurchase program. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means, as determined in the Company's sole discretion. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate Berry Corp. to purchase shares during any period or at all. Any shares acquired will be available for general corporate purposes. We have not repurchased any shares under the stock repurchase program since 2019.
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

Statements of Cash Flows
The following is a comparative cash flow summary:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash:
Provided by operating activities	$59,859	$86,422
Used in investing activities	(60,512)	(65,518)
Used in financing activities	(4,986)	(20,904)
Net increase (decrease) in cash and cash equivalents	$(5,639)	$—
Operating Activities
Cash provided by operating activities decreased for the six months ended June 30, 2021 by approximately $27 million when compared to the six months ended June 30, 2020, due to a $149 million change in derivatives settlements which consisted of $66 million of oil derivatives settlements paid in the six months ended June 30, 2021 and $83 million of oil derivatives settlements received in the six months ended June 30, 2020 and an increase in taxes, other than income taxes of $6 million. These cash decreases were mostly offset by increased sales of $99 million, a decrease in operating expense of $18 million, a decrease in general and administrative expense of $2 million and working capital changes and other of $9 million.
Investing Activities
The following provides a comparative summary of cash flows from investing activities:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Capital expenditures:
Capital expenditures	$(67,030)	$(56,403)
Changes in capital expenditures accruals	6,934	(7,256)
Acquisition of properties and equipment and other	(825)	(2,076)
Proceeds from sale of properties and equipment and other	409	217
Cash used in investing activities	$(60,512)	$(65,518)
Cash used in investing activities decreased $5 million for the six months ended June 30, 2021 when compared to the same period in 2020, primarily due to a decrease in cash used for capital spending. In 2021, we have reinstated our development program, albeit at a lower level than we began 2020.
Financing Activities
Cash used by financing activities decreased $16 million for the six months ended June 30, 2021 when compared to the same period in 2020. In 2021, the cash used was primarily for dividends paid of $3 million. In 2020, the cash used was primarily for dividends paid of $19 million.

Balance Sheet Analysis
The changes in our balance sheet from December 31, 2020 to June 30, 2021 are discussed below.

	June 30, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$74,918	$80,557
Accounts receivable, net	$63,740	$52,027
Derivative instruments assets - current and long-term	$11,515	$2,507
Other current assets	$26,890	$19,400
Property, plant & equipment, net	$1,262,417	$1,258,084
Other noncurrent assets	$5,035	$7,235
Accounts payable and accrued expenses	$160,586	$151,985
Derivative instruments liabilities - current and long-term	$65,534	$23,321
Long-term debt	$394,009	$393,480
Deferred income taxes liability - long-term	$538	$1,011
Asset retirement obligations - long-term	$139,181	$135,192
Other noncurrent liabilities	$6,009	$785
Stockholders’ equity	$678,658	$714,036
See “—Liquidity and Capital Resources” for discussions about the changes in cash and cash equivalents.
The $12 million increase in accounts receivable was driven by $20 million higher sales period-over-period, partially offset by $8 million lower hedge settlements outstanding at each period-end.
The $33 million increase in net derivative liabilities is due to the change from a net liability of $21 million at December 31, 2020 to a net liability of $54 million as of June 30, 2021. Changes to mark-to-market derivative values at the end of each period result from differences in the forward curve prices relative to the contract fixed prices, changes in positions held and settlements received and paid throughout the periods.
The $7 million increase in other current assets was primarily due to $8 million of prepayments for development permits and other prepaid fees, partially offset by a decrease in materials inventory of $1 million.
The $4 million increase in property, plant and equipment was primarily the result of $68 million in capital investments partially offset by depreciation expense of $64 million.
The $2 million decrease in other noncurrent assets was primarily due to deferred debt issuance cost amortization.
The $9 million increase in accounts payable and accrued expenses included approximately $14 million of increased derivative settlement payables, $6 million increase in capital, a $3 million increase for dividends accrued and a $2 million increase in royalties accrued due to increased sales. The increases were partially offset by a $6 million decrease in the current portion of the greenhouse gas liability, a $5 million decrease due to a reclass in current asset retirement obligations from short term to long term, as well as a $5 million decrease due to bonus payments, net of accruals added.
The increase of $4 million in the long-term portion of the asset retirement obligations from $135 million at December 31, 2020 to $139 million at June 30, 2021 was due to $5 million of accretion and $1 million of liabilities incurred and reclassification of $5 million from current to long-term portion due to changes in anticipated spending and regulatory requirements. These increases were partially offset by $7 million of liabilities settled during the period.

The $5 million increase in other noncurrent liabilities was driven by additional non-current greenhouse gas liabilities in the first quarter of 2021 compared to year end. At year-end 2020 the non-current portion of greenhouse gas liabilities was moved to current.
The $35 million decrease in stockholders’ equity was due to the net loss of $34 million, $7 million of common stock dividends declared and $1 million of shares withheld for payment of taxes on equity awards. These decreases were partially offset by $7 million of stock-based equity awards, net of taxes.
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
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded a material balance at June 30, 2021 or December 31, 2020. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiary, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of June 30, 2021, we are not aware of material indemnity claims pending or threatened against us.
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
We recently entered into new pipeline capacity agreements for the shipment of natural gas from the Rockies to our assets in California that will reduce our exposure to fuel gas purchase price fluctuations. These capacity agreements are for approximately 10,000 mmbtu/d beginning October 2021 through October 2036 and approximately 5,500 mmbtu/d beginning November 2021 through December 2024 for a total commitment of $32 million. We generally have significantly more production than the amounts committed for delivery and have the ability to secure additional volumes of products as needed.
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

On January 21, 2021, motions were filed in the Torres Lawsuit as plaintiffs sought to be appointed lead plaintiff and lead counsel. We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.
Contractual Obligations
The following is a summary of our commitments and contractual obligations as of June 30, 2021:

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Off-Balance Sheet arrangements:
Processing and transportation contracts(1)	$37,280	$4,954	$8,423	$4,317	$19,586
Operating lease obligations	10,356	2,048	3,491	3,103	1,714
Other purchase obligations(2)	32,100	15,000	17,100	—	—
Total contractual obligations	$79,736	$22,002	$29,014	$7,420	$21,300
__________
(1)    Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure transportation of our natural gas production to market, as well as, pipeline and processing.
(2)    Amounts include a purchase commitment of $6 million to build a road, which is classified as current. Additionally, we have a drilling commitment in California, for which we are required to drill 97 wells with an estimated total cost of $29 million by April 2023. As of June 30, 2021 we have drilled 10 wells and are required to drill 30 additional wells estimated at $9 million by the end of December 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2021, there have been no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A)- Quantitative and Qualitative Disclosures About Market Risk, in the 2020 Annual Report, except as discussed below.
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
We determine the fair value of our oil and gas sales and natural gas purchase derivatives using valuation techniques which utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. We validate data provided by third parties by understanding the valuation inputs used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets. At June 30, 2021, the fair value of our hedge positions was a net liability of approximately $54 million. A 10% increase in the oil and natural gas index prices above the June 30, 2021 prices would result in a net liability of approximately $87 million; conversely, a 10% decrease in the oil and natural gas index prices below the June 30, 2021 prices would result in a net liability of approximately $39 million. For additional information about derivative activity, see Note 3, Derivatives, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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
Item 4. Controls and Procedures
Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, they each concluded that our disclosure controls and procedures were effective as of June 30, 2021.
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2021 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On January 21, 2021, motions were filed in the Torres Lawsuit as plaintiffs sought to be appointed lead plaintiff and lead counsel. We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
Stock Repurchase Program
In December 2018, our Board of Directors adopted a program for the opportunistic repurchase of up to $100 million of our common stock. Based on the Board’s evaluation of market conditions for our common stock at the time, they authorized repurchases of up to $50 million under the program. The Company repurchased a total of 5,057,682 shares under the stock repurchase program for approximately $50 million in 2018 and 2019. In February 2020, the Board of Directors authorized the repurchase of the remaining $50 million of our $100 million repurchase program. Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means, as determined in the Company's sole discretion. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate Berry Corp. to purchase shares during any period or at all. Any shares acquired will be available for general corporate purposes. We have not repurchased any shares under the stock repurchase program since 2019.

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
“Adjusted EBITDA” is a non-GAAP financial measure defined as earnings before interest expense; income taxes; depreciation, depletion, and amortization; derivative gains or losses net of cash received or paid for scheduled derivative settlements; impairments; stock compensation expense; and other unusual and infrequent items.
“Adjusted G&A” or “Adjusted General and Administrative Expenses” is a non-GAAP financial measure defined as general and administrative expenses adjusted for non-cash stock compensation expense, as well as unusual and infrequent costs.
“Adjusted Net Income (Loss)” is a non-GAAP financial measure defined as net income (loss) adjusted for derivative gains or losses net of cash received or paid for scheduled derivative settlements, other unusual and infrequent items, and the income tax expense or benefit of these adjustments using our effective tax rate.
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

Berry Corporation (bry)
(Registrant)

Date:	August 4, 2021	/s/ Cary Baetz
Cary Baetz
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2021	/s/ M. S. Helm
Michael S. Helm
Chief Accounting Officer
(Principal Accounting Officer)