Form 10-Q
period 2022-03-31
Berry Corp (bry)
filed 2022-05-04
CIK 1705873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Shares of common stock outstanding as of April 30, 2022          80,760,354

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$17,960	$15,283
Accounts receivable, net of allowance for doubtful accounts of $866 at March 31, 2022 and $866 at December 31, 2021	111,961	86,269
Other current assets	36,567	45,946
Total current assets	166,488	147,498
Noncurrent assets:
Oil and natural gas properties	1,585,525	1,537,894
Accumulated depletion and amortization	(372,136)	(340,328)
Total oil and natural gas properties, net	1,213,389	1,197,566
Other property and equipment	151,479	140,710
Accumulated depreciation	(41,840)	(36,927)
Total other property and equipment, net	109,639	103,783
Derivative instruments	—	1,070
Deferred income taxes	171	—
Other noncurrent assets	5,040	6,562
Total assets	$1,494,727	$1,456,479
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$154,084	$157,524
Derivative instruments	92,472	29,625
Total current liabilities	246,556	187,149
Noncurrent liabilities:
Long-term debt	394,846	394,566
Derivative instruments	56,208	18,577
Deferred income taxes	—	1,831
Asset retirement obligations	142,999	143,926
Other noncurrent liabilities	23,692	17,782
Commitments and Contingencies - Note 4
Stockholders' Equity:
Common stock ($0.001 par value; 750,000,000 shares authorized; 86,342,808 and 85,590,417 shares issued; and 80,759,540 and 80,007,149 shares outstanding, at March 31, 2022 and December 31, 2021, respectively)	86	86
Additional paid-in-capital	907,059	912,471
Treasury stock, at cost (5,583,268 and 5,583,268 shares at March 31, 2022 and December 31, 2021, respectively)	(52,436)	(52,436)
Retained deficit	(224,283)	(167,473)
Total stockholders' equity	630,426	692,648
Total liabilities and stockholders' equity	$1,494,727	$1,456,479
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$210,351	$135,265
Services revenue	39,836	—
Electricity sales	5,419	10,069
Losses on oil and gas sales derivatives	(161,858)	(53,504)
Marketing revenues	289	2,234
Other revenues	45	137
Total revenues and other	94,082	94,201
Expenses and other:
Lease operating expenses	63,124	62,284
Costs of services	33,472	—
Electricity generation expenses	4,463	7,648
Transportation expenses	1,158	1,576
Marketing expenses	299	2,227
General and administrative expenses	22,942	17,070
Depreciation, depletion, and amortization	39,777	33,840
Taxes, other than income taxes	6,605	9,557
Gains on natural gas purchase derivatives	(29,054)	(27,730)
Other operating expenses	3,769	799
Total expenses and other	146,555	107,271
Other (expenses) income:
Interest expense	(7,675)	(8,485)
Other, net	(13)	(143)
Total other (expenses) income	(7,688)	(8,628)
Loss before income taxes	(60,161)	(21,698)
Income tax benefit	(3,351)	(376)
Net loss	$(56,810)	$(21,322)

Net loss per share:
Basic	$(0.71)	$(0.27)
Diluted	$(0.71)	$(0.27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three-Month Period Ended March 31, 2021
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Stockholders’ Equity
	(in thousands)
December 31, 2020	$85	$915,877	$(49,995)	$(151,931)	$714,036
Shares withheld for payment of taxes on equity awards and other	—	(1,442)	—	—	(1,442)
Stock based compensation	—	3,995	—	—	3,995
Issuance of common stock	1	—	—	—	1
Dividends declared on common stock, $0.04/share	—	(3,474)	—	—	(3,474)
Net loss	—	—	—	(21,322)	(21,322)
March 31, 2021	$86	$914,956	$(49,995)	$(173,253)	$691,794

	Three-Month Period Ended March 31, 2022
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Total Stockholders’ Equity
	(in thousands)
December 31, 2021	$86	$912,471	$(52,436)	$(167,473)	$692,648
Shares withheld for payment of taxes on equity awards and other	—	(4,096)	—	—	(4,096)
Stock based compensation	—	3,920	—	—	3,920
Dividends declared on common stock, $0.06/share	—	(5,236)	—	—	(5,236)
Net loss	—	—	—	(56,810)	(56,810)
March 31, 2022	$86	$907,059	$(52,436)	$(224,283)	$630,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net loss	$(56,810)	$(21,322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	39,777	33,840
Amortization of debt issuance costs	576	1,360
Stock-based compensation expense	3,686	3,779
Deferred income taxes	(2,002)	(376)
Other operating expenses	(910)	—
Derivative activities:
Total losses	132,804	25,774
Cash settlements on derivatives	(32,152)	850
Changes in assets and liabilities:
Increase in accounts receivable	(25,648)	(296)
Decrease (increase) decrease in other assets	9,231	(5,663)
(Decrease) increase in accounts payable and accrued expenses	(14,093)	1,300
(Decrease) in other liabilities	(5,929)	(816)
Net cash provided by operating activities	48,530	38,430

Cash flows from investing activities:
Capital expenditures:
Capital expenditures	(27,620)	(23,569)
Changes in capital expenditures accruals	9,992	3,508
Acquisitions, net of cash received	(18,932)	—
Proceeds from sale of property and equipment and other	—	124
Net cash used in investing activities	(36,560)	(19,937)

Cash flows from financing activities:
Borrowings under 2021 RBL credit facility	107,000	—
Repayments on 2021 RBL credit facility	(107,000)	—
Dividends paid on common stock	(5,197)	(246)
Shares withheld for payment of taxes on equity awards and other	(4,096)	(1,442)
Net cash used in financing activities	(9,293)	(1,688)
Net increase in cash and cash equivalents	2,677	16,805
Cash and cash equivalents:
Beginning	15,283	80,557
Ending	$17,960	$97,362
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation
“Berry Corp.” refers to Berry Corporation (bry), a Delaware corporation, which is the sole member of each of its three Delaware limited liability company subsidiaries: (1) Berry Petroleum Company, LLC (“Berry LLC”), (2) CJ Berry Well Services Management, LLC (“C&J Management”) and (3) C&J Well Services, LLC (“CJWS”). As the context may require, the “Company”, “we”, “our” or similar words refer to Berry Corp. and its subsidiary, Berry LLC, and as of October 1, 2021 this also includes CJWS and CJ Management.
Nature of Business
We are a western United States independent upstream energy company with a focus on onshore, low geologic risk, long-lived conventional oil reserves in the San Joaquin basin of California, with newly acquired well servicing and abandonment capabilities in California. As of October 1, 2021, we have operated in two business segments: (i) development and production (“D&P”) and (ii) well servicing and abandonment. The D&P business segment is engaged in the development and production of onshore, low geologic risk, long-lived conventional oil reserves primarily located in California, as well as Utah. On October 1, 2021, we completed the acquisition of one of the largest upstream well servicing and abandonment businesses in California, which now constitutes our well servicing and abandonment segment, also referred to as “CJWS”.
Berry Corp. was incorporated under Delaware law in February 2017 and its common stock began trading on NASDAQ under the symbol “bry” in July 2018. Berry Corp. operates through its three wholly owned subsidiaries. Berry LLC owns and operates our oil and gas assets, all of which are located onshore in the United States (the “U.S.”), in California (in the San Joaquin basin), and Utah (in the Uinta basin). We are focused on the development and production of onshore, low geologic risk, long-lived conventional oil reserves. In January 2022, we divested our natural gas properties in the Piceance basin of Colorado.
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
We prepared this report pursuant to the rules and regulations of the U.S. Security and Exchange Commission (“SEC”) applicable to interim financial information, which permit the omission of certain disclosures to the extent they have not changed materially since the latest annual financial statements. We believe our disclosures are adequate to make the disclosed information not misleading. The results reported in these unaudited condensed consolidated financial statements may not accurately forecast results for future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021.
New Accounting Standards Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months and to include qualitative and quantitative disclosures with respect to the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which is an update to the lease standard providing an optional transition approach for land easements allowing entities to evaluate only new or modified land easements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842),

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
which provided optional transition relief allowing a prospective approach in applying the new rules by not adjusting comparative period financial information for the effects of the new rules and not requiring disclosures for periods before the effective date. As an emerging growth company, we have elected to delay the adoption of these rules until they are applicable to non-SEC issuers. During the second quarter of 2020, this adoption date was further delayed by FASB until fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We adopted these rules in the first quarter of 2022 prospectively.
Note 2—Debt
The following table summarizes our outstanding debt:

	March 31, 2022	December 31, 2021	Interest Rate	Maturity	Security
	(in thousands)
2021 RBL Facility	$—	$—	variable rates 5.5% (2022) and 5.3% (2021)	August 26, 2025	Mortgage on 90% of Present Value of proven oil and gas reserves and lien on certain other assets
2026 Notes	400,000	400,000	7.0%	February 15, 2026	Unsecured
Long-Term Debt - Principal Amount	400,000	400,000
Less: Debt Issuance Costs	(5,154)	(5,434)
Long-Term Debt, net	$394,846	$394,566
Deferred Financing Costs
We incurred legal and bank fees related to the issuance of debt. At March 31, 2022 and December 31, 2021, debt issuance costs for the 2021 RBL Facility (as defined below) reported in “other noncurrent assets” on the balance sheet were approximately $4 million and $5 million net of amortization, respectively. At March 31, 2022 and December 31, 2021, debt issuance costs, net of amortization, for the unsecured notes due February 2026 (the “2026 Notes”) reported in “Long-Term Debt, net” on the balance sheet was approximately $5 million.
For each of the three month periods ended March 31, 2022 and 2021, the amortization expense for the 2021 RBL Facility, the 2017 RBL Facility (as defined below) and the 2026 Notes, combined, was approximately $1 million. The amortization of debt issuance costs is presented in “interest expense” in the condensed consolidated statements of operations.
Fair Value
Our debt is recorded at the carrying amount on the balance sheets. The carrying amount of the 2021 RBL Facility approximates fair value because the interest rates are variable and reflect market rates. The fair value of the 2026 Notes was approximately $398 million and $400 million at March 31, 2022 and December 31, 2021, respectively.
2021 RBL Facility
On August 26, 2021, Berry Corp, as a guarantor, together with Berry LLC, as the borrower, entered into a credit agreement that provided for a revolving loan with up to $500 million of commitment, subject to a reserve borrowing base (as amended by the First Amendment and the Second Amendment, each as defined below, the “2021 RBL Facility”). Our initial borrowing base was $200 million. The 2021 RBL Facility provides a letter of credit subfacility for the issuance of letters of credit in an aggregate amount not to exceed $20 million. Issuances of letters of credit reduce the borrowing availability for revolving loans under the 2021 RBL Facility on a dollar for dollar basis. The 2021 RBL Facility matures on August 26, 2025, unless terminated earlier in accordance with the 2021 RBL Facility terms. Borrowing base redeterminations generally become effective each May and November, although the

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
borrower and the lenders may each make one interim redetermination between scheduled redeterminations. In December 2021, we completed the first scheduled semi-annual borrowing base redetermination and entered into that certain First Amendment to Credit Agreement (the “First Amendment”), which resulted in a reaffirmed borrowing base at $200 million and changes to the hedging covenants in respect of the exclusion of short puts or similar derivatives in the calculation of minimum and maximum hedging requirements. In May 2022, Berry Corp., as a guarantor, and Berry LLC, as the borrower, entered into that certain Second Amendment to Credit Agreement and Limited Consent and Waiver (the “Second Amendment”) pursuant to which, among other things, the requisite lenders under the 2021 RBL Facility (i) consented to certain dividends and distributions and to certain investments made by Berry LLC in C&J Well Services, LLC and/or CJ Berry Well Services Management, LLC, in each case, as further described therein, (ii) waived certain minimum hedging requirements for the time periods described therein, (iii) waived any breach, default or event of default which may have arisen as a result of any of the foregoing, (iv) amended the restricted payments covenant to give us additional flexibility to make restricted payments, subject to satisfaction of certain leverage and availability conditions and other conditions described below and in the Second Amendment and (v) amended the minimum hedging covenant to not, until October 1, 2022, require hedges for any full calendar month from and after January 1, 2025, as further described in the Second Amendment.
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

The 2021 RBL Facility requires us to maintain on a consolidated basis as of each quarter-end (i) a leverage ratio of not more than 3.0 to 1.0 and (ii) a current ratio of not less than 1.0 to 1.0. As of March 31, 2022, our leverage ratio and current ratio were 1.7:1.0 and 2.4:1.0, respectively. In addition, the 2021 RBL Facility currently provides that, to the extent we incur unsecured indebtedness, including any amounts raised in the future, the borrowing base will be reduced by an amount equal to 25% of the amount of such unsecured debt. We were in compliance with all financial covenants under the 2021 RBL Facility as of March 31, 2022.

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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
From and after August 26, 2022, the 2021 RBL Facility permits us to repurchase certain indebtedness so long as both before and after giving pro forma effect to such repurchase, no default or event of default exists, availability is equal to or greater than 20% of the borrowing base and our pro forma leverage ratio is less than or equal to 2.0 to 1.0. The 2021 RBL Facility also permits us to make restricted payments so long as both before and after giving pro forma effect to such distribution, no default or event of default exists, availability exceeds 75% of the borrowing base, and our pro forma leverage ratio is less than or equal to 1.5 to 1.0. In addition, we can make other restricted payments in an aggregate amount not to exceed 100% of Free Cash Flow (as defined under the 2021 RBL Facility) for the fiscal quarter most recently ended prior to such distribution so long as, in addition to other conditions and limitations as described in the 2021 RBL Facility, both before and after giving pro forma effect to such distribution, no default or event of default exists, availability is greater than 20% of the borrowing base and our pro forma leverage ratio is less than or equal to 2.0 to 1.0.

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

As of March 31, 2022, we had no borrowings outstanding, $7 million in letters of credit outstanding and approximately $193 million of available borrowing capacity under the 2021 RBL Facility.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Derivatives
We utilize derivatives, such as swaps, puts, calls and collars, to hedge a portion of our forecasted oil and gas production and gas purchases to reduce exposure to fluctuations in oil and natural gas prices, which addresses our market risk. In addition to the hedging requirements of the 2021 RBL Facility, we target covering our operating expenses and a majority of our fixed charges, which includes capital needed to sustain production levels, as well as interest and fixed dividends as applicable, with the oil and gas sales hedges for a period of up to three years out. Additionally, we target fixing the price for a large portion of our natural gas purchases used in our steam operations for up to three years. We have also entered into Utah gas transportation contracts to help reduce the price fluctuation exposure, however these do not qualify as hedges. We also, from time to time, have entered into agreements to purchase a portion of the natural gas we require for our operations, which we do not record at fair value as derivatives because they qualify for normal purchases and normal sales exclusions. We had no such transactions in the periods presented.
For fixed-price oil and gas sales swaps, we are the seller, so we make settlement payments for prices above the indicated weighted-average price per barrel and per mmbtu, respectively, and receive settlement payments for prices below the indicated weighted-average price per barrel and per mmbtu, respectively.
For our long put spreads, in addition to any deferred premium payments, we would receive settlement payments for prices below the indicated highest price of the long put with the maximum payment received per barrel equal to the difference between the indicated prices of the long and short put. No payment would be made or received for prices above the highest indicated price of the long put. The short put spreads offset the long put spreads.
For our purchased oil puts, we would receive settlement payments for prices below the indicated weighted-average price per barrel of Brent. For some of our options we paid or received a premium at the time the positions were created and for others, the premium payment or receipt is deferred until the time of settlement. As of March 31, 2022 we have net payable deferred premiums of approximately $14 million, which is reflected in the mark-to-market valuation and will be payable beginning in 2022 through 2024, in approximately the same amount each year.
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
We use oil and gas production hedges to protect our sales against decreases in oil and gas prices. We also use natural gas purchase hedges to protect our natural gas purchases against increases in prices. We do not enter into derivative contracts for speculative trading purposes and have not accounted for our derivatives as cash-flow or fair-value hedges. The changes in fair value of these instruments are recorded in current earnings. Gains (losses) on oil and gas sales hedges are classified in the revenues and other section of the statement of operations, while natural gas purchase hedges are included in expenses and other section of the statement of operations.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of March 31, 2022, we had the following hedges for our crude oil production and natural gas purchases.

	Q2 2022	Q3 2022	Q4 2022	FY 2023	FY 2024
Brent - Crude Oil production
Swaps
Hedged volume (bbls)	1,299,500	1,288,000	1,196,000	3,420,750	1,917,000
Weighted-average price ($/bbl)	$75.92	$75.97	$74.05	$72.98	$75.52
Put Spreads
Long $50/$40 Put Spread hedged volume (bbls)	409,500	414,000	414,000	2,555,000	1,647,000
Short $50/$40 Put Spread hedged volume (bbls)	45,500	46,000	46,000	365,000	366,000
Producer Collars hedged volume (bbls)	—	—	—	1,460,000	1,098,000
Weighted-average price ($/bbl)	—	—	—	$40.00/$106.00	$40.00/$105.00
Henry Hub - Natural Gas purchases
Consumer Collars
Hedged volume (mmbtu)	2,730,000	2,760,000	2,760,000	10,950,000	9,150,000
Weighted-average price ($/mmbtu)	$4.00/$2.75	$4.00/$2.75	$4.00/$2.75	$4.00/$2.75	$4.00/$2.75
In April we added consumer collars (Henry Hub) of 300,000 mmbtu for the second quarter of 2022 and 1,840,000 mmbtu for the second half of 2022 at $4.00/$2.75. We terminated consumer collars (Henry Hub) of 5,520,000 mmbtu for 2023 and 9,150,000 mmbtu for 2024 at $4.00/$2.75, resulting in a net cash impact of less than $1 million.
We sold fixed price oil swaps (Brent) of 245,000 bbls at $102.36 for May 2022 through December 2022 and 12,778 bbls at $93.10 for 2023.
Our commodity derivatives are measured at fair value using industry-standard models with various inputs including publicly available underlying commodity prices and forward curves, and all are classified as Level 2 in the required fair value hierarchy for the periods presented. These commodity derivatives are subject to counterparty netting. The following tables present the fair values (gross and net) of our outstanding derivatives as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$23,513	$(23,513)	$—
Commodity Contracts	Non-current assets	43,081	(43,081)	—
Liabilities:
Commodity Contracts	Current liabilities	(115,985)	23,513	(92,472)
Commodity Contracts	Non-current liabilities	(99,289)	43,081	(56,208)
Total derivatives		$(148,680)	$—	$(148,680)

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
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at March 31, 2022 and December 31, 2021. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of March 31, 2022, we are not aware of material indemnity claims pending or threatened against us.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
operational efficiency and stability, and compliance policies, that artificially inflated the Company’s stock price, resulting in injury to the purported class members when the value of Berry Corp.’s common stock declined following release of its financial results for the third quarter of 2020 on November 3, 2020.
On January 21, 2021, multiple plaintiffs filed motions in the Torres Lawsuit seeking to be appointed lead plaintiff and lead counsel. After briefing and a stipulation between the remaining movants, the Court appointed Luis Torres and Allia DeAngelis as co-lead plaintiffs on August 18, 2021. On November 1, 2021, the co-lead plaintiffs filed an amended complaint asserting claims on behalf of the same putative class under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, that the Company and the individual Defendants made false and misleading statements between July 26, 2018 and November 3, 2020 regarding the Company’s permits and permitting processes. The amended complaint does not quantify the alleged losses but seeks to recover all damages sustained by the putative class as a result of these alleged securities violations, as well as attorneys’ fees and costs. The Defendants filed a Motion to Dismiss on January 24, 2022, and the plaintiffs’ filed their opposition on April 11, 2022; Defendants’ reply is due on June 6, 2022.
We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.
Note 5—Equity
Cash Dividends
Our Board of Directors approved a regular cash dividend of $0.06 per share on our common stock for the first quarter of 2022, which we paid in April 2022. The Board of Directors approved a $0.06 per share regular cash dividend on our common stock for the second quarter of 2022, which is expected to be paid in July 2022. The Board of Directors approved a $0.13 per share variable dividend on our common stock based on our first quarter results, which is expected to be paid in June 2022.
Stock Repurchase Program
In April of 2022, our Company’s Board of Directors approved an increase of $102 million to the Company’s stock repurchase authorization bringing the Company’s total share repurchase authority to $150 million. The Board’s authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions, subject to market conditions and other factors, up to the aggregate amount authorized by the Board. The Board’s authorization has no expiration date. In 2018 and 2019, the Company repurchased a total of 5,057,682 shares under the stock repurchase program for approximately $50 million in aggregate. In February 2020, the Board of Directors authorized the repurchase of the remaining $50 million available under the repurchase program and through December 2021, we repurchased an additional 471,022 shares for approximately $2 million in aggregate. The Company did not repurchase any shares during the three months ended March 31, 2022. Accordingly, as of March 31, 2022, the Company has repurchased a total of 5,528,704 shares under the stock repurchase program for approximately $52 million in aggregate. As discussed in this quarterly report, we implemented a new shareholder return model in early 2022, for which we intend to allocate a portion of Discretionary Free Cash Flow to opportunistic share repurchases.

Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means, as determined in the Company's sole discretion. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate the company to purchase shares during any period or at all. Any shares repurchased are reflected as treasury stock and any shares acquired will be available for general corporate purposes.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock-Based Compensation
In February 2022, the Company granted awards of approximately 1,300,000 shares of restricted stock units (“RSUs”), which will vest annually in equal amounts over three years. In March 2022, the Company granted awards of approximately 611,000 shares performance-based restricted stock units (“PSUs”), which will cliff vest, if at all, at the end of a three year performance period. The RSUs awarded are equity awards as they will be settled in stock. The PSUs awarded are liability awards as they can be settled in cash or stock. The fair value of these awards was approximately $19 million, of which $8 million relates to liability awards, which will be subsequently remeasured at each reporting period.
The RSUs awarded in February 2022 are solely time-based awards. Of the PSUs awarded to certain Berry employees (excluding CJWS employee awards) in March 2022, (a) 50% of such will vest, if at all, based on a total stockholder return (“TSR”) performance metric (the “TSR PSUs”), which is defined as the capital gains per share of stock plus dividends paid assuming reinvestment, with TSR measured on an absolute basis and relative to the TSR of the 44 exploration and production companies in the Vanguard World Fund - Vanguard Energy ETF Index plus the S&P SmallCap 600 Value Index (collectively, the “Peer Group”) during the performance period and (b) 50% of such awards will vest, if at all, based on the consolidated Company's average cash returned on invested capital (“CROIC PSUs”) over the performance period. The PSUs awarded to certain CJWS employees in March 2022 will vest, if at all based on the CJWS average cash returned on invested capital (“ROIC PSUs”) over the performance period. Depending on the results achieved during the three-year performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 250% of the TSR PSUs granted and from 0% to 200% of the CROIC and ROIC PSUs granted.
The fair value of the RSUs was determined using the grant date stock price. The fair value of the CROIC PSUs and ROIC PSUs was determined using the stock price and estimated performance as of the reporting period as the awards are liability awards. The fair value of the TSR PSUs was determined using a Monte Carlo simulation analysis to estimate the total shareholder return ranking of the Company, including a comparison against the Peer Group over the performance periods as of the reporting period as the awards are liability awards. The expected volatility of the Company’s common stock at the date of grant was estimated based on average volatility rates for the Company and selected guideline public companies. The dividend yield assumption was based on the then current annualized declared dividend. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.
Note 6—Supplemental Disclosures to the Financial Statements
Other current assets reported on the condensed consolidated balance sheets included the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Prepaid expenses	$19,702	$26,840
Materials and supplies	9,305	9,533
Deposits	3,720	6,415
Oil inventories	2,756	2,933
Other	1,084	225
Total other current assets	$36,567	$45,946
Other non-current assets at March 31, 2022 and December 31, 2021, included approximately $4 million and $5 million of deferred financing costs, net of amortization, respectively.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accounts payable and accrued expenses on the condensed consolidated balance sheets included the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Accounts payable-trade	$23,599	$17,699
Accrued expenses	63,029	62,962
Royalties payable	18,373	24,816
Greenhouse gas liability - current portion	6,972	7,513
Taxes other than income tax liability	11,095	8,273
Accrued interest	3,713	10,736
Dividends payable	4,840	4,800
Asset retirement obligations - current portion	20,000	20,000
Operating lease liability	1,779	—
Other	684	725
Total accounts payable and accrued expenses	$154,084	$157,524
The decrease of $1 million in the long-term portion of the asset retirement obligations from $144 million at December 31, 2021 to $143 million at March 31, 2022 was due to $5 million of liabilities settled during the period, and a $1 million reduction related to property sales. These decreases were offset by $3 million of accretion and $3 million of liabilities incurred.
Other non-current liabilities at March 31, 2022 included approximately $17 million of greenhouse gas liability and $7 million of operating lease noncurrent liability. For December 31, 2021, we had $18 million in greenhouse gas liability.
Supplemental Information on the Statement of Operations
For the three months ended March 31, 2022, other operating expenses was $4 million and mainly consisted of over $2 million in royalty audit charges incurred prior to our emergence and restructuring in 2017, and approximately $1 million loss on the divestiture of the Piceance properties. For the three months ended March 31, 2021, other operating expenses was $1 million and mainly consisted of oil tank storage fees.
Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Supplemental Disclosures of Significant Non-Cash Investing Activities:
Material inventory transfers to oil and natural gas properties	$243	$1,020
Supplemental Disclosures of Cash Payments (Receipts):
Interest, net of amounts capitalized	$14,539	$14,637
Cash and cash equivalents consist primarily of highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair value. As part of our cash management system, we use a controlled disbursement account to fund cash distribution checks presented for payment by the holder. Checks issued but not yet presented to banks may result in overdraft balances for accounting purposes and have been included in “accounts payable and accrued expenses” in the condensed consolidated balance sheets. Such amounts are immaterial as of March 31, 2022 and December 31, 2021.

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
The RSUs and PSUs are not a participating security as the dividends are forfeitable. For the three months ended March 31, 2022 and 2021 no incremental RSU or PSU shares were included in the diluted EPS calculation as their effect was anti-dilutive under the “if converted” method.

	Three Months Ended March 31,
	2022	2021
	(in thousands except per share amounts)
Basic EPS calculation
Net loss	$(56,810)	$(21,322)
Weighted-average shares of common stock outstanding	80,298	80,115
Basic loss per share	$(0.71)	$(0.27)
Diluted EPS calculation
Net loss	$(56,810)	$(21,322)
Weighted-average shares of common stock outstanding	80,298	80,115
Dilutive effect of potentially dilutive securities(1)	—	—
Weighted-average common shares outstanding - diluted	80,298	80,115
Diluted loss per share	$(0.71)	$(0.27)
__________
(1)    We excluded approximately 4.1 million and 2.2 million of combined RSUs and PSUs from the dilutive weighted-average common shares outstanding for the three months ended March 31, 2022 and 2021, because their effect was anti-dilutive.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8—Revenue Recognition
We derive revenue from sales of oil, natural gas and natural gas liquids (“NGL”), with additional revenue generated from sales of electricity and marketing activities. Effective October 1, 2021, we completed the acquisition of CJWS, a well servicing and abandonment business. Revenue from CJWS is generated from well servicing and abandonment business.
The following table provides disaggregated revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Oil sales	$202,724	$122,359
Natural gas sales	5,982	12,077
Natural gas liquids sales	1,645	829
Service revenue	39,836	—
Electricity sales	5,419	10,069
Marketing revenues	289	2,234
Other revenues	45	137
Revenues from contracts with customers	255,940	147,705
Losses on oil and gas sales derivatives	(161,858)	(53,504)
Total revenues and other	$94,082	$94,201
Note 9—Acquisition and Divestiture
2022

Piceance Divestiture

In January 2022, we completed the divestiture of all of our natural gas properties in Colorado, which were in the Piceance basin. The divestiture closed with a loss of approximately $1 million.

Antelope Creek Acquisition

In February 2022, we completed the acquisition of oil and gas producing assets in the Antelope Creek area of Utah for approximately $18 million. These assets are adjacent to our existing Uinta assets and prior to our acquisition produced approximately 600 boe/d.
Note 10—Segment Information
As of October 1, 2021, we have operated in two business segments: (i) development and production and (ii) well servicing and abandonment. The development and production segment is engaged in the development and production of onshore, low geologic risk, long-lived conventional oil reserves primarily located in California, as well as Utah. On October 1, 2021, we completed the acquisition of an upstream well servicing and abandonment business in California, which became a reportable segment (well servicing and abandonment) under U.S. GAAP. Prior to October 1, 2021, we did not have more than one reportable segment, thus no prior period segment information has been presented.

The following table represents selected financial information for the periods presented regarding the Company's business segments on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the financial information for the Company on a consolidated basis.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2022
	Development & Production	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues - excluding hedges	$216,104	$39,836	$—	$255,940
Net loss before income taxes	$(34,291)	$(284)	$(25,586)	$(60,161)
Adjusted EBITDA	$105,649	$3,300	$(13,237)	$95,712
Capital expenditures	$26,437	$628	$555	$27,620
Total assets	$1,471,358	$73,887	$(50,518)	$1,494,727

Adjusted EBITDA is the measure reported to the chief operating decision maker (CODM) for purposes of making decisions about allocating resources to and assessing performance of each segment. The measure also allows our management to more effectively evaluate our operating performance and compare the results between periods without regard to our financing methods or capital structure. Adjusted EBITDA is calculated as earnings before interest expense; income taxes; depreciation, depletion, and amortization; derivative gains or losses net of cash received or paid for scheduled derivative settlements; impairments; stock compensation expense; and unusual and infrequent items. While Adjusted EBITDA is a non-GAAP measure, the amounts included in the calculations of Adjusted EBITDA, were computed in accordance with GAAP. This measure is provided in addition to, and not as an alternative for, income and liquidity measures calculated in accordance with GAAP and should not be considered as an alternative to, or more meaningful than, income and liquidity measures calculated in accordance with GAAP. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies. Adjusted EBITDA should be read in conjunction with the information contained in our financial statements prepared in accordance with GAAP.

	Three Months Ended March 31, 2022
	Development & Production	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Adjusted EBITDA reconciliation to net income (loss):
Net loss	$(34,291)	$(284)	$(22,235)	(56,810)
Add (Subtract):
Interest expense	—	—	7,675	7,675
Income tax benefit	—	—	(3,351)	(3,351)
Depreciation, depletion, and amortization	35,474	3,179	1,124	39,777
Losses on derivatives	132,804	—	—	132,804
Net cash paid for scheduled derivative settlements	(32,152)	—	—	(32,152)
Other operating expenses	3,495	174	100	3,769
Stock compensation expense	319	33	3,450	3,802
Non-recurring costs	—	198	—	198
Adjusted EBITDA	$105,649	$3,300	$(13,237)	$95,712

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 11—Leases
In the first quarter of 2021, we adopted ASC 842 using the modified retrospective approach that requires us to determine our lease balances as of the date of adoption. Prior periods continue to be reported under accounting standards in effect for those periods.
The Company determines if an arrangement is a lease at inception of the contract. If an arrangement is a lease, the present value of the related lease payments is recorded as a liability and an equal amount is capitalized as a right of use asset on the Company’s balance sheet. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. We have long-term operating leases generally for offices. The Company’s estimated incremental borrowing rate, determined at the lease commencement date using the Company’s average secured borrowing rate, is used to calculate present value. The weighted average estimated incremental borrowing rate used for the three months ended March 31, 2022 was 5%.
Leases with an initial term of 12 months or less are not recorded on the balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
The following table presents supplemental interim consolidated balance sheet information related to leases as of March 31, 2022.

	Three Months Ended March 31, 2022	Balance Sheet Classification
	(in thousands)
Leases
Assets
Operating lease assets	$8,045	Other property and equipment
Operating lease noncurrent assets	526	Other noncurrent assets
Total assets	$8,571
Liabilities
Operating lease liability	$1,779	Accounts payable and accrued expenses
Operating lease noncurrent liability	6,792	Other noncurrent liabilities
Total liabilities	$8,571

Three Months Ended March 31, 2022
Long-Term and Discount Rate
Weighted-average remaining lease term:
Operating Lease	5.0 years
Weighted-average discount rate:
Operating Lease	5%

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents a schedule of future minimum lease payments required under all operating lease agreements as of March 31, 2022.

As of March 31, 2022
Operating Leases
(in thousands)
2022	$1,779
2023	1,903
2024	1,603
2025	1,551
2026	1,555
Thereafter	1,213
Total lease payments	9,604
Less imputed interest	(1,033)
Total lease obligations	8,571
Less current obligations	(1,779)
Long-term lease obligations	$6,792

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim unaudited consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”). When we use the terms “we,” “us,” “our,” “Berry,” the “Company” or similar words in this report, we are referring to, as the context may require, (i) for periods prior to October 1, 2021, Berry Corporation (bry), a Delaware corporation (formerly known as Berry Petroleum Corporation,“Berry Corp.”), together with its subsidiary Berry Petroleum, LLC, a Delaware limited liability company (“Berry LLC”); and (ii) for periods on or after October 1, 2021, Berry Corp. together with its subsidiaries, Berry LLC, CJ Berry Well Services Management, LLC, a Delaware limited liability company (“C&J Management”), and C&J Well Services, LLC, a Delaware limited liability company (“C&J Well Services”).
Our Company
We are a western United States independent upstream energy company with a focus on onshore, low geologic risk, long-lived conventional oil reserves in the San Joaquin basin of California, with newly acquired well servicing and abandonment capabilities in California. Since October 1, 2021, we have operated in two business segments: (i) development and production (“D&P”) and (ii) well servicing and abandonment. The D&P business segment is engaged in the development and production of onshore, low geologic risk, long-lived conventional oil reserves primarily located in California, as well as Utah. On October 1, 2021, we completed the acquisition of one of the largest upstream well servicing and abandonment businesses in California, which now constitutes our well servicing and abandonment segment, also referred to as “CJWS.”
The assets in our D&P business, in the aggregate, are characterized by high oil content, with 100% oil content for our California assets and are in rural areas with low population. In California, we focus on conventional, shallow oil reservoirs, the drilling and completion of which are relatively low-cost in contrast to unconventional resource plays. The California oil market has primarily Brent-influenced pricing which has recently realized premium pricing to WTI. All of our California assets are located in the oil-rich reservoirs in the San Joaquin basin, which has more than 150 years of production history and substantial oil remaining in place. As a result of the substantial data produced over the basin’s long history, its reservoir characteristics are well understood, which enables predictable, repeatable, low geological risk and low-cost development opportunities. We also have upstream assets in the low-operating cost, oil-rich reservoirs in the Uinta basin of Utah. In January 2022, we divested our natural gas properties in the Piceance basin of Colorado.
CJWS provides wellsite services in California to oil and natural gas production companies, with a focus on well servicing, well abandonment services, and water logistics. CJWS’ services include rig-based and coiled tubing-based well maintenance and workover services, recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, CJWS performs plugging and abandonment services on wells at the end of their productive life, which we believe creates a strategic growth opportunity for Berry. CJWS is a synergistic fit with the services required by our oil and gas operations and supports our commitment to be a responsible operator and reduce our emissions, including through the proactive plugging and abandonment of wells. Additionally, CJWS is critical to advancing our strategy to work with the State of California to reduce fugitive emissions - including methane and carbon dioxide - from idle wells. There are approximately 35,000 idle wells estimated to be in California according to third-party sources. We believe that CJWS is uniquely positioned to capture both state and federal funds to help remediate orphan idle wells (an idle well that has been abandoned by the operator and as a result becomes a burden of the State is referred to as an orphan well), in addition to helping third-party customers address their idle wells.
Since our Initial Public Offering in 2018, we have demonstrated our commitment to returning a substantial amount of capital to shareholders, delivering $139 million to our shareholders through dividends and share repurchases through April 30, 2022. In 2022, we initiated a new shareholder return model, designed to significantly increase cash returns to our shareholders from our Discretionary Free Cash Flow. We define “Discretionary Free Cash Flow,” which is a non-GAAP financial measure, as cash flow from operations less regular fixed dividends and the capital needed to hold production flat. This supplemental non-GAAP financial measure is used by management, including as described below under “Management’s Discussion and Analysis—How We Plan and Evaluate

Operations,” as well as by external users of our financial statements. Please see “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for reconciliation of Discretionary Free Cash Flow to cash provided by operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP. Like our business model, this new shareholder returns model is simple and further demonstrates our commitment to return capital to our shareholders.
We believe that the successful execution of our strategy across our low-declining, oil-weighted production base coupled with extensive inventory of identified drilling locations with attractive full-cycle economics will support our objectives to generate Levered Free Cash Flow to fund our operations, optimize capital efficiency, and generate Discretionary Free Cash Flow, while maintaining a low leverage profile and focusing on attractive organic and strategic growth through commodity price cycles. “Levered Free Cash Flow” is a non-GAAP financial measure defined as Adjusted EBITDA less capital expenditures, interest expense and dividends. “Adjusted EBITDA” is also a non-GAAP financial measure defined as earnings before interest expense; income taxes; depreciation, depletion, and amortization; derivative gains or losses net of cash received or paid for scheduled derivative settlements; impairments; stock compensation expense; and other unusual and infrequent items. These supplemental non-GAAP financial measures are used by management, including as described below under “Management’s Discussion and Analysis—How We Plan and Evaluate Operations,” as well as by external users of our financial statements. Please see “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for reconciliations of Levered Free Cash Flow and Adjusted EBITDA to net cash provided by operating activities and of Adjusted EBITDA to net income (loss), our most directly comparable financial measures calculated and presented in accordance with GAAP.
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
How We Plan and Evaluate Operations
We use the following metrics to manage and assess the performance of our operations: (a) Levered Free Cash Flow; (b) Adjusted EBITDA; (c) Discretionary Free Cash Flow for shareholder returns; (d) operating expenses; (e) environmental, health & safety (“EH&S”) results; (f) general and administrative expenses; (g) production from our D&P business; and (h) the performance of our well servicing and abandonment operations based on activity levels, pricing and relative performance for each service provided.
Levered Free Cash Flow
We use “Levered Free Cash Flow” in planning our capital allocation to sustain production levels and fund internal growth opportunities, as well as determine our strategic hedging needs. We also hedge to meet the hedging requirements of the 2021 RBL Facility. Levered Free Cash Flow is a non-GAAP financial measure that we define as Adjusted EBITDA less capital expenditures, interest expense and dividends. Adjusted EBITDA is also a non-GAAP financial measure that is discussed and defined below.
Adjusted EBITDA
Adjusted EBITDA is the primary financial and operating measurement that our management uses to analyze and monitor the operating performance of both our D&P business and CJWS. Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest expense; income taxes; depreciation, depletion, and amortization (“DD&A”); derivative gains or losses net of cash received or paid for scheduled derivative settlements; impairments; stock compensation expense; and unusual and infrequent items.

Shareholder Returns
In early 2022, we implemented a new shareholder return model, in accordance with which we intend to allocate a significant portion of Discretionary Free Cash Flow to pay variable quarterly cash dividends. The model is based on our Discretionary Free Cash Flow, which is a non-GAAP measure that we define as cash flow from operations less regular fixed dividends and the capital needed to hold production flat. We expect remaining Discretionary Free Cash Flow will be allocated to fund opportunistic debt repurchases, opportunistic growth (including from our extensive inventory of drilling opportunities), advancing our short- and long-term sustainability initiatives, share repurchases, and/or capital retention. See “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for reconciliation of Discretionary Free Cash Flow to cash provided by operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP.

Our focus on shareholder returns is also demonstrated through our performance-based restricted stock awards, which are based on the Company's average cash returned on invested capital and total stockholder return on both a relative and absolute basis.
Operating Expenses
Overall, operating expense is used by management as a measure of the efficiency with which operations are performing. With respect to our D&P business, we define operating expenses as lease operating expenses, electricity generation expenses, transportation expenses, and marketing expenses, offset by the third-party revenues generated by electricity, transportation and marketing activities, as well as the effect of derivative settlements (received or paid) for gas purchases. Lease operating expenses include fuel, labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Taxes other than income taxes and costs of services are excluded from operating expenses. Marketing revenues represent sales of natural gas purchased from and sold to third parties. The electricity, transportation and marketing activity related revenues are viewed and treated internally as a reduction to operating costs when tracking and analyzing the economics of development projects and the efficiency of our hydrocarbon recovery. Additionally, we strive to minimize the variability of our fuel gas costs for our California steam operations with gas hedges, and more recently agreements to transport fuel gas from the Rockies which have historically been cheaper than the California markets.
Environmental, Health & Safety (EH&S)
Like other companies in the oil and gas industry, the operations of both our D&P business and CJWS are subject to complex federal, state and local laws and regulations that govern health and safety, the release or discharge of materials, and land use or environmental protection that may restrict the use of our properties and operations, increase our costs or lower demand for or restrict the use of our products and services. Please see “Management’s Discussion and Analysis—Regulatory Matters” in this quarterly report as well as “Part I, Item 1 “Regulatory Matters” and Part I, Item 1A. “Risk Factors” in our Annual Report for a discussion of the potential impact that government regulations, including those regarding EH&S matters, may have upon our business, operations, capital expenditures, earnings and competitive position.
As part of our commitment to creating long-term stockholder value, we strive to conduct our operations in an ethical, safe and responsible manner, to protect the environment and to take care of our people and the communities in which we live and operate. We also seek proactive and transparent engagement with regulatory agencies, the communities in which we operate and our other stakeholders in order to realize the full potential of our resources in a timely fashion that safeguards people and the environment and complies with existing laws and regulations. We monitor our EH&S performance through various measures, and we hold our employees and contractors to high standards. Meeting corporate EH&S metrics, including with respect to EH&S incidents and spill prevention, is a part of our short-term incentive program for all employees.

General and Administrative Expenses
We monitor our cash general and administrative expenses as a measure of the efficiency of our overhead activities and less than 10% of such costs are capitalized, which we believe is significantly less than industry norms. Such expenses are a key component of the appropriate level of support our corporate and professional team provides to the development of our assets and our day-to-day operations.
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
Well Servicing and Abandonment Operations Performance

We consistently monitor our well servicing and abandonment operations performance with revenue and cost by service and customer, as well as Adjusted EBITDA for this business.
Business Environment, Market Conditions and Outlook
Our operating and financial results, and those of the oil and gas industry as a whole, are heavily influenced by commodity prices. Oil and gas prices, including the differentials between the relevant benchmarks and the prices we receive for our oil and natural gas production in our D&P business, have fluctuated, and may continue to fluctuate, significantly as a result of numerous market-related variables, including global geopolitical and economic conditions. While oil prices have improved in 2022, they still remain volatile.
Our well servicing and abandonment business is dependent on expenditures of oil and gas companies, which tend to fluctuate in line with the volatility of commodity prices. However, because existing oil and natural gas wells require ongoing spending to maintain production, expenditures by oil and gas companies for the maintenance of existing wells historically have been relatively stable and predictable. Additionally, our customers' requirements to plug and abandon wells are largely driven by regulatory requirements which are not dependent on commodity prices.
Brent prices trended higher for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021 and March 31, 2021, reflecting a premium due to the reduction in crude oil supply resulting from sanctions imposed on Russia in response to its large-scale invasion of Ukraine in February 2022 and building on the ongoing recovery in the oil and gas industry in early 2022 due to increasing demand as more states and countries re-open and national and global economies continue to recover from the global COVID-19 pandemic. The demand for oil, while improving as the ability of the global industry to grow supply diminishes and so long as exports from Russia are subject to sanctions, could again decline due to, among other things, uncertainty and volatility arising from the ongoing conflict in Ukraine, release of sanctions on Russia, a widespread resurgence of the COVID-19 outbreak or increasing inflation. Further, the volatility in oil and natural gas prices driven by the conflict between Russia and Ukraine could accelerate the transition away from fossil fuels, resulting in reduced demand over the longer term. The extent to which our operating and financial results of future periods will be adversely impacted by the ongoing conflict in Ukraine, increasing inflation, the COVID-19 pandemic and the actions of foreign oil and gas producers will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. Further, to what extent these events do ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors that are not within our control and cannot be predicted, including the duration and extent of the conflict in Ukraine, government action with respect to climate change regulation, increasing inflation and international sanctions and speculation as to future actions by OPEC+.

Commodity Pricing and Differentials
Our revenue, costs, profitability, shareholder returns and future growth are highly dependent on the prices we receive for our oil and natural gas production, as well as the prices we pay for our natural gas purchases, which are affected by a variety of factors in Part I, Item 1A. “Risk Factors” in our Annual Report.
Average oil prices, as noted below, were higher for the three months ended March 31, 2022 compared to the three months ended December 31, 2021 and March 31, 2021. Though the California market generally receives Brent-influenced pricing, California oil prices are determined ultimately by local supply and demand dynamics.
In California, the price we pay for fuel gas purchases is generally based on the Kern, Delivered Index, which was as high as $8.00 per mmbtu and as low as $3.70 per mmbtu during the first quarter of 2022, while we paid an average of $6.30 per mmbtu in this period.
The following table presents the average Brent, WTI, Kern, Delivered, and Henry Hub prices for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Oil (bbl) – Brent	$97.90	$79.66	$61.32
Oil (bbl) – WTI	$94.54	$76.89	$57.82
Natural gas (mmbtu) – Kern, Delivered	$4.83	$5.65	$7.99
Natural gas (mmbtu) – Henry Hub	$4.67	$4.75	$3.50
As mentioned above, California oil prices are Brent-influenced as California refiners import approximately 70% of the state’s demand from OPEC+ countries and other waterborne sources. Without the higher costs and potential environmental impact associated with importing crude via rail or supertanker, we believe our in-state production and low-cost crude transportation options, coupled with Brent-influenced pricing, in appropriate oil price environments, should continue to allow us to realize positive cash margins in California over the cycle.
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
Natural gas prices and differentials are strongly affected by local market fundamentals, availability of transportation capacity from producing areas and seasonal impacts. We purchase substantially more natural gas for our California steamfloods and cogeneration facilities than we produce and sell in the Rockies. In recent history, the California gas markets have generally had higher gas prices than the Rockies and the rest of the United States. Higher gas prices have a negative impact on our operating results. However, we mitigate a portion of this exposure by selling excess electricity from our cogeneration operations to third parties at prices linked to the price of natural gas. We also strive to minimize the variability of our fuel gas costs for our steam operations by hedging a significant portion of such gas purchases. In addition, we have entered into pipeline capacity agreements for the shipment of natural gas from the Rockies to our assets in California that help reduce our exposure to fuel gas purchase price fluctuations. Additionally, the negative impact of higher gas prices on our California operating expenses is partially offset by higher gas sales for the gas we produce and sell in the Rockies.
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
Regulatory Matters
Like other companies in the oil and gas industry, both our D&P business and CJWS are subject to complex and stringent federal, state, and local laws and regulations, and California, where most of our operations and assets are located, is one of the most heavily regulated states in the United States with respect to oil and gas operations. A combination of federal, state and local laws and regulations govern most aspects of our activities in California. Collectively, the effect of the existing laws and regulations is to potentially limit the number and location of our wells through restrictions on the use of our properties, limit our ability to develop certain assets and conduct certain operations, and reduce the amount of oil and natural gas that we can produce from our wells below levels that would otherwise be possible. Additionally, the regulatory burden on the industry increases our costs and consequently may have an adverse effect upon operations, capital expenditures, earnings and our competitive position. Violations and liabilities with respect to these laws and regulations could result in significant administrative, civil, or criminal penalties, remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and future prospects. For additional information about the potential impact that government regulations, including those regarding environmental matters, may have upon our business, operations, capital expenditures, earnings and competitive position, please see Part I, Item 1 “Regulatory Matters,” as well as Part I, Item 1A. “Risk Factors” in our Annual Report.
Our oil and gas operations in California are subject to compliance with the California Environmental Quality Act (“CEQA”), and we cannot receive certain permits and other approvals required for our operations until we have demonstrated compliance with CEQA. There have been a number of developments at both the California state and local levels that have resulted in delays in the issuance of new drilling permits for oil and gas activities in Kern County where all of our California assets are located, as well as a more time- and cost- intensive permitting process. Most notably, in Kern County, we historically have satisfied CEQA by complying with the local oil and gas ordinance, which was supported by an Environmental Impact Report (an “EIR”) covering oil and gas operations in Kern County (“Kern County EIR”). In 2020, a lawsuit was filed challenging the Kern County EIR, and subsequently the California Fifth District Court of Appeals issued a ruling invalidating a portion of the Kern County EIR until Kern County made certain revisions to the Kern County EIR and recertified it (“Kern County Ruling”). To address the Kern County Ruling, Kern County elected to prepare a supplemental EIR which was approved by the Kern County Board of Supervisors in March 2021. Following further challenges by plaintiffs, a Kern County Superior Court judge suspended use of the Kern County EIR as supplemented, stopping the issuance of new oil and gas permits by Kern County (the “Kern County Permit Suspension”) in October 2021, pending a determination by the Kern County Superior Court that the Kern County EIR complied with the CEQA requirements. A hearing on the challenge to the EIR is scheduled in Kern County Superior Court for May 26, 2022. We cannot predict the outcome of this hearing or whether it will result in the imposition of more onerous permit requirements or other requirements or restrictions on land use and exploration and production activities.
Importantly, neither the Kern County Ruling nor the Kern County Permit Suspension invalidated existing permits and our plans and operations have not been materially impacted to date. Until Kern County is able to resolve the challenges regarding the sufficiency of the Kern County EIR and resume the ability to issue permits, our ability to obtain new permits and approvals to enable our future plans in Kern County requires demonstrating to CalGEM compliance with CEQA. Demonstrating CEQA compliance without being able to reference the Kern County EIR or another CEQA-compliant EIR is a more technically, time and cost intensive process and may, among other things, require that we conduct an environmental impact review. As a result, we together with other Kern County operators have experienced delays in the issuance of permits for new wells by CalGEM, as well as a more time- and cost- intensive permitting process. We have, however, received a number of permits to drill new wells in areas covered by a previously conducted CEQA analysis. We believe that we have sufficient permit inventory (that is, permits in hand) to support our drilling plans for new wells into June 2022, and we have submitted permit applications to facilitate our full 2022 drilling plans for new wells. We have not experienced delays in the issuance of permits for the workover of existing wells.
Approximately 6% of our current 2022 production plans is expected to come from the drilling of new wells, which requires the issuance of new permits and extensive environmental review. Approximately 4% of our 2022 production is expected to come from the workover of existing wells, for which we have continued to receive permits and the environmental review is expedited because the well already exists. Our existing producing wells are expected to contribute the other 90%, what we call our base production. Our drilling plans for the remainder of the year, and therefore our current 2022 production goals, may be impacted by our ability to timely obtain the required permits and approvals to support those planned activities, particularly if there are further delays in or new restrictions imposed upon the issuance or renewal of permits and approvals required for oil and gas activities in Kern County. If we are unable to obtain the permits required to support our current 2022 drilling plans, we may modify our drilling plans and production goals, and reduce our planned capital expenditures or deploy that capital to other activities.
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
Natural gas prices fluctuate based on seasonal and other market-related impacts. For example, natural gas prices increased significantly in the first quarter of 2022 reflecting a premium driven by European instability which brought new demand for domestic production as a way to replace natural gas previously produced by Russia, as well as lower storage levels.We purchase significantly more gas than we sell to generate steam and electricity in our cogeneration facilities for our production activities in our D&P business. As a result, our key exposure to gas prices is in our costs. We mitigate a substantial portion of this exposure by selling excess electricity from our cogeneration operations to third parties. The pricing of these electricity sales is closely tied to the purchase price of natural gas. These sales are generally higher in the summer months as they include seasonal capacity amounts. We also hedge a significant portion of the gas we expect to consume and in 2021 we entered into new pipeline capacity agreements for the shipment of natural gas from the Rockies to our operations in California to help limit our exposure to fuel gas purchase price fluctuations.
Capital Expenditures
For the three months ended March 31, 2022, our consolidated capital expenditures were approximately $28 million, on an accrual basis including capitalized overhead and interest and excluding acquisitions and asset retirement spending. Approximately 53% and 35% of capital expenditures for the three months ended March 31, 2022 was directed to California oil and Utah operations, respectively.
Our 2022 capital expenditure budget for D&P operations and corporate activities is approximately $125 to $135 million, excluding $8 million for C&J Well Services, which we expect will keep our annual production flat. We currently anticipate oil production will be approximately 92% of total production volume in 2022, compared to 88% in 2021. Based on current commodity prices and our drilling success rate to date, we expect to be able to fund our 2022 capital development programs with cash flow from operations. The execution of these plans requires that we timely obtain certain regulatory permits and approvals, which we may not be able to obtain on a timely basis or at all.

The amount and timing of capital expenditures are within our control and subject to our discretion, and due to the speed with which we are able to drill and complete our wells in California, capital may be adjusted quickly during the year depending on numerous factors, including commodity prices, storage constraints, supply/demand considerations and attractive rates of return. We believe it is important to retain the flexibility to defer planned capital expenditures and may do so based on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil, natural gas and NGLs, the receipt and timing of required regulatory permits and approvals, the availability of necessary equipment, infrastructure and capital, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners, as well as general market conditions. Any postponement or elimination of our development drilling program could result in a reduction of proved reserves volumes and materially affect our business, financial condition and results of operations. Additionally and not included in the capital expenditures noted above, for the full year 2022, we plan to spend approximately $21 million to $24 million on plugging and abandonment activities, including 280 to 320 wells and satisfying our annual obligations under the California Idle Well Management Program. We spent approximately $5 million for plugging and abandonment activities in the first quarter of 2022. Our well servicing and abandonment segment expects to plug and abandon approximately 2,000 wells for their third party customers in 2022, helping to safely address the environmental hazards and others risk from California’s number of idle wells.

Summary by Area
The following table shows a summary by area of our selected historical financial and operating information for our development and production operations for the periods indicated.

	California (San Joaquin and Ventura basins)(3)
	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
($ in thousands, except prices)
Oil, natural gas and natural gas liquids sales	$186,252	$158,317	$113,177
Operating income(1)	$60,162	$17,217	$18,965
Depreciation, depletion, and amortization (DD&A)	$35,786	$35,647	$32,896
Average daily production (mboe/d)	22.2	22.7	21.9
Production (oil % of total)	100%	100%	100%
Realized sales prices:
Oil (per bbl)	$93.16	$75.90	$57.34
NGLs (per bbl)	$—	$—	$—
Gas (per mcf)	$—	$—	$—
Capital expenditures(2)	$14,622	$22,596	$22,760

	Utah (Uinta basin)			Colorado (Piceance basin)(4)
	Three Months Ended			Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021	March 31, 2022	December 31, 2021	March 31, 2021
($ in thousands, except prices)
Oil, natural gas and natural gas liquids sales	$23,038	$19,762	$15,889	$1,056	$3,294	$6,194
Operating income(1)	$11,173	$8,713	$7,433	$610	$3,050	$5,039
Depreciation, depletion, and amortization (DD&A)	$803	$597	$554	$9	$38	$38
Average daily production (mboe/d)	4.1	4.2	4.0	0.4	1.0	1.2
Production (oil % of total)	53%	51%	49%	—%	1%	2%
Realized sales prices:
Oil (per bbl)	$83.02	$66.56	$52.08	$89.41	$84.38	$25.80
NGLs (per bbl)	$47.03	$47.45	$26.81	$—	$—	$—
Gas (per mcf)	$5.93	$5.63	$6.65	$5.12	$5.54	$9.83
Capital expenditures(2)	$9,752	$1,007	$392	$—	$—	$1
__________
(1)    Operating income (loss) includes oil, natural gas and NGL sales, marketing revenues, other revenues, and scheduled oil derivative settlements, offset by operating expenses (as defined elsewhere), general and administrative expenses, DD&A, impairment of oil and gas properties, and taxes, other than income taxes.
(2)    Excludes corporate capital expenditures.
(3)    Our Placerita properties, in the Ventura basin, were divested in October 2021.
(4)    Our properties in Colorado were in the Piceance basin, all of which were all divested in January 2022.

Production and Prices
The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Average daily production:(1)
Oil (mbbl/d)	24.4	24.8	23.9
Natural Gas (mmcf/d)	11.5	16.4	16.9
NGL (mbbl/d)	0.4	0.4	0.3
Total (mboe/d)(2)	26.7	27.9	27.1
Total Production:
Oil (mbbl)	2,198	2,281	2,151
Natural gas (mmcf)	1,037	1,496	1,517
NGLs (mbbl)	35	36	31
Total (mboe)(2)	2,406	2,566	2,435
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$92.25	$75.11	$56.89
Effects of scheduled derivative settlements ($/bbl)	$(15.38)	$(20.50)	$(12.08)
Oil with hedges ($/bbl)	$76.87	$54.61	$44.81
Natural gas ($/mcf)	$5.77	$5.60	$7.96
NGL ($/bbl)	$47.03	$47.45	$26.81
Average Benchmark prices:
Oil (bbl) – Brent	$97.90	$79.66	$61.32
Oil (bbl) – WTI	$94.54	$76.89	$57.82
Natural gas (mmbtu) – Kern, Delivered(3)	$4.83	$5.65	$7.99
Natural gas (mmbtu) – Henry Hub(4)	$4.67	$4.75	$3.50
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the three months ended March 31, 2022, the average prices of Brent oil and Henry Hub natural gas were $97.90 per bbl and $4.67 per mmbtu.
(3)    Kern, Delivered Index is the relevant index used for gas purchases in California.
(4)    Henry Hub is the relevant index used for gas sales in the Rockies.

The following table sets forth average daily production by operating area for the periods indicated:

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Average daily production (mboe/d):(1)
California	22.2	22.7	21.9
Utah	4.1	4.2	4.0
Colorado	0.4	1.0	1.2
Total average daily production	26.7	27.9	27.1
__________
(1)    Production represents volumes sold during the period.
Average daily production decreased by 1.2 mboe/d for the three months ended March 31, 2022, compared to the three months ended December 31, 2021. Production for the first quarter was impacted by the sales of our Placerita (California) properties in the fourth quarter 2021 and Piceance (Colorado) properties in the first quarter 2022, as well as the acquisition of the Antelope Creek (Utah) properties in the first quarter 2022. Daily production in the first quarter was essentially flat when compared to the fourth quarter after considering the net reduction of approximately 1.0 mboe/d from these transactions. Our California production of 22.2 mboe/d for the first quarter 2022 decreased 0.5 mboe/d from the fourth quarter 2021 due in part to the Placerita sale, as well as certain offset wells being temporarily shut-in during planned reworks and abandonment activities.

Average daily production for the three months ended March 31, 2022 was 1.5% or 0.4 mboe/d lower than the three months ended March 31, 2021. Production for the first quarter 2022 was impacted by the transactions noted above. Daily production in the first quarter 2022 was higher when compared to the first quarter 2021 after considering these transactions.

Results of Operations
Three Months Ended March 31, 2022 compared to Three Months Ended December 31, 2021.

	Three Months Ended
	March 31, 2022	December 31, 2021	$ Change	% Change
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$210,351	$181,377	$28,974	16%
Service revenue	39,836	35,840	3,996	11%
Electricity sales	5,419	6,308	(889)	(14)%
Losses on oil and gas sales derivatives	(161,858)	(16,378)	(145,480)	888%
Marketing and other revenues	334	939	(605)	(64)%
Total revenues and other	$94,082	$208,086	$(114,004)	(55)%
Revenues and Other
Oil, natural gas and NGL sales increased by $29 million, or 16%, to approximately $210 million for the three months ended March 31, 2022, compared to the three months ended December 31, 2021. The increase was driven by $38 million higher unhedged oil prices and partially offset by $6 million of lower oil volumes and $2 million of lower gas prices and gas volumes. The decrease in oil and gas volumes was largely a result of the recent sales of the Placerita and Piceance properties.
Service revenue consisted entirely of revenue from the well servicing and abandonment business we acquired on October 1, 2021. Service revenue increased by $4 million or 11% to approximately $40 million in the first quarter 2022, largely due to seasonal impact.
Electricity sales represent sales to utilities, and decreased $1 million, or 14%, to approximately $5 million for the three months ended March 31, 2022 compared to the three months ended December 31, 2021. The decrease was primarily attributed to lower unit sales volumes mostly driven by the sale of our Placerita assets, which included an electricity-generating cogeneration facility (cogen), in the fourth quarter of 2021. Over the last three years the Placerita cogen accounted for approximately 41% of our electrical sales.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement loss for the three months ended March 31, 2022 was $34 million and the loss for the three months ended December 31, 2021 was $43 million. The quarter-over-quarter decrease in settlement losses was driven by a decrease in notional volumes hedged and an increase in average swap strike prices in the first quarter of 2022 compared to those of the fourth quarter of 2021. The average derivative fixed price increased to $69.78 in the first quarter of 2022 when compared to $50.33 in the fourth quarter of 2021. The mark-to-market non-cash loss of $128 million for the three months ended March 31, 2022 was due to an increase in the difference between the the average market price and the fixed price. The mark-to-market non-cash gain of $30 million for the three months end December 31, 2021 was due to the average market price being closer to, although higher than, the fixed price at the end of the prior quarter.
Marketing and other revenues decreased by approximately $1 million for the three months ended March 31, 2022 when compared to the three months ended December 31, 2021 due to the sale of our Piceance operations in Colorado, which included third-party marketing activities, in the first quarter 2022. Piceance has historically accounted for nearly all of our marketing revenues.

	Three Months Ended		$ Change	% Change
	March 31, 2022	December 31, 2021
	(in thousands, except expenses per boe)
Expenses and other:
Lease operating expenses	$63,124	$67,292	$(4,168)	(6)%
Costs of services	33,472	28,339	5,133	18%
Electricity generation expenses	4,463	3,660	803	22%
Transportation expenses	1,158	1,758	(600)	(34)%
Marketing expenses	299	825	(526)	(64)%
General and administrative expenses	22,942	22,357	585	3%
Depreciation, depletion and amortization	39,777	38,903	874	2%
Taxes, other than income taxes	6,605	11,920	(5,315)	(45)%
(Gains) losses on natural gas purchase derivatives	(29,054)	15,772	(44,826)	n/a
Other operating expenses (income)	3,769	(1,726)	5,495	(318)%
Total expenses and other	146,555	189,100	(42,545)	(22)%
Other (expenses) income:
Interest expense	(7,675)	(7,451)	(224)	3%
Other, net	(13)	(91)	78	(86)%
Total other (expenses) income	(7,688)	(7,542)	(146)	2%
Income (loss) before income taxes	(60,161)	11,444	(71,605)	(626)%
Income tax (benefit) expense	(3,351)	2,619	(5,970)	(228)%
Net (loss) income	$(56,810)	$8,825	$(65,635)	(744)%

Expenses per boe:(1)
Lease operating expenses	$26.25	$26.23	$0.02	—%
Electricity generation expenses	1.86	1.43	0.43	30%
Electricity sales(1)	(2.25)	(2.46)	0.21	(9)%
Transportation expenses	0.48	0.69	(0.21)	(30)%
Transportation sales(1)	(0.02)	(0.05)	0.03	(60)%
Marketing expenses	0.13	0.32	(0.19)	(59)%
Marketing revenues(1)	(0.12)	(0.33)	0.21	(64)%
Derivatives settlements received for gas purchases(1)	(0.69)	(3.37)	2.68	(80)%
Total operating expenses	$25.64	$22.46	$3.18	14%
Total unhedged operating expenses(2)	$26.33	$25.83	$0.50	2%

Total non-energy operating expenses(3)	$13.58	$13.41	$0.17	1%
Total energy operating expenses(4)	$12.06	$9.05	$3.01	33%

General and administrative expenses(5)	$9.54	$8.71	$0.83	10%
Depreciation, depletion and amortization	$16.53	$15.16	$1.37	9%
Taxes, other than income taxes	$2.74	$4.65	$(1.91)	(41)%
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
(5)    Includes non-recurring costs and non-cash stock compensation expense, in aggregate, of approximately $1.62 per boe and $2.14 per boe for the three months ended March 31, 2022 and December 31, 2021, respectively.
Expenses and Other
In accordance with GAAP, we report sales of electricity, marketing and transportation activities (as applicable) separately in our financial statements as revenues. However, these revenues are viewed and used internally in calculating operating expenses, which are used to track and analyze the economics of development projects and the efficiency of our hydrocarbon recovery.
Operating expenses are defined above in “How We Plan and Evaluate Operations”, which include electricity, marketing and transportation revenues. On a hedged basis, operating expenses increased by 14%, or $3.18 per boe to $25.64 for the first quarter 2022 compared to the fourth quarter 2021. During the first quarter, energy operating expenses increased due to higher hedged purchased gas costs as our previous below market hedge book closed in Q4 and new hedged prices are more closely aligned to current market. As expected, non-energy operating expenses increased slightly on a per boe basis due to increased labor costs, compared to the fourth quarter of 2021.
Unhedged lease operating expenses per boe remained relatively flat at $26.25 for the three months ended March 31, 2022, compared to $26.23 per boe for the three months ended December 31, 2021.
Cost of services in 2021 consisted entirely of costs from the well servicing and abandonment business we acquired on October 1, 2021. Cost of services increased by $5 million or 18% compared to $33 million in the first quarter 2022, mainly due to improving revenue, higher costs primarily around labor and fuel, and seasonal activity levels.
Electricity generation expenses increased approximately 30% to $1.86 per boe for the three months ended March 31, 2022, compared to $1.43 per boe for the three months ended December 31, 2021 due to higher natural gas fuel costs. Fuel costs exclude the effects of natural gas derivative settlements mentioned elsewhere.
Gains and losses on natural gas purchase derivatives resulted in a $29 million gain for the three months ended March 31, 2022 and a loss of $16 million in the three months ended December 31, 2021. Settlement gains for the three months ended March 31, 2022 and December 31, 2021 were $2 million or $0.69 per boe and $9 million or $3.51 per boe, respectively, and decreased due to hedged prices being more closely in line with market prices in the first quarter of 2022. The mark-to-market valuation gain was $27 million for the three months ended March 31, 2022 and a loss of $24 million for the three months ended December 31, 2021 due to higher futures prices relative to the derivative fixed prices.
Transportation expense decreased to $0.48 per boe for the three months ended March 31, 2022 compared to $0.69 per boe for the three months ended December 31, 2021, primarily due to the sale of our Piceance operations in the first quarter of 2022.
Marketing expenses decreased by $0.19 per boe for the three months ended March 31, 2022 when compared to the three months ended December 31, 2021, due to the sale of our Piceance operations in the first quarter of 2022, which included third-party marketing activities.

General and administrative expenses increased by $0.6 million, or 3%, to $22.9 million for the three months ended March 31, 2022, compared to the three months ended December 31, 2021, due to the following matters and those noted in adjusted general and administrative expenses below. For the three months ended March 31, 2022 and December 31, 2021, general and administrative expenses included non-cash stock compensation costs of approximately $3.7 million and $3.5 million, respectively. We incurred approximately $0.2 million and $2 million of expenses related to acquisition and divestiture activity which have been categorized as non-recurring for the three months ended March 31, 2022 and December 31, 2021, respectively. Less than 10% of our overhead is capitalized and thus excluded from general and administrative expenses.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs, increased to $19 million for the three months ended March 31, 2022 compared to $17 million for the three months ended December 31, 2021. As expected, adjusted general and administrative expenses increased due to higher legal and expected inflation of employee costs. See “—Non-GAAP Financial Measures” for a reconciliation of adjusted general and administrative expense to general and administrative expenses, the most directly comparable financial measures calculated and presented in accordance with GAAP.
DD&A was $1 million, or 2%, higher for the three months ended March 31, 2022 compared to the three months ended December 31, 2021. The increase was a result of slightly higher DD&A rates for the D&P segment, partially offset by lower production.
Taxes, Other Than Income Taxes

	Three Months Ended		$ Change	% Change
	March 31, 2022	December 31, 2021
	(per boe)
Severance taxes	$1.26	$0.58	$0.68	117%
Ad valorem and property taxes	1.51	1.20	0.31	26%
Greenhouse gas allowances	(0.03)	2.87	(2.90)	(101)%
Total taxes other than income taxes	$2.74	$4.65	$(1.91)	(41)%
Taxes, other than income taxes, decreased in the three months ended March 31, 2022 by $1.91 per boe, or 41%, to $2.74. Severance taxes were higher in the first quarter of 2022 due to a positive year-end adjustment lowering the fourth quarter expense. Ad valorem and property taxes were higher in the first quarter of 2022 due to lower assessments received in the fourth quarter of 2021. The first quarter of 2022 greenhouse gas (“GHG”) amount was a result of lower mark-to-market prices at the end of the period resulting in reductions to cumulative emission costs to date, which are scheduled for payment in future periods.
Other Operating Expenses
For the three months ended March 31, 2022, other operating expenses were $4 million and consisted of over $2 million of royalty audit charges incurred prior to our emergence and restructuring in 2017, and over $1 million loss on the divestiture of the Piceance properties. Other operating income for the three months ended December 31, 2021 was approximately $2 million and consisted of a gain on the divestiture of the Placerita properties.
Interest Expense
Interest expense was relatively flat at $8 million for each of the three months ended March 31, 2022 and December 31, 2021.
Income Tax Benefit
Our effective tax rate was approximately 5% for the three months ended March 31, 2022 compared to 23% for the three months ended December 31, 2021. The rate in the first quarter of 2022 was impacted by changes in the valuation allowance recorded against deferred tax assets.

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021.

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$210,351	$135,265	$75,086	56%
Service revenue	39,836	—	39,836	100%
Electricity sales	5,419	10,069	(4,650)	(46)%
Losses on oil and gas sales derivatives	(161,858)	(53,504)	(108,354)	203%
Marketing and other revenues	334	2,371	(2,037)	(86)%
Total revenues and other	$94,082	$94,201	$(119)	—%
Revenues and Other
Oil, natural gas and NGL sales increased by $75 million, or 56% to approximately $210 million for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. This variance was mostly the result of higher unhedged commodity prices, as well as higher oil volumes.
Service revenue in the first quarter 2022 was $40 million. Services revenue consisted entirely of revenue from the well servicing and abandonment business we acquired on October 1, 2021.
Electricity sales represent sales to utilities, and decreased by $5 million, or 46%, to approximately $5 million for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. The increase was largely due to lower unit sales volumes driven by sale of our Placerita assets, which included an electricity-generating cogeneration facility (cogen), in the fourth quarter 2021. Over the last three years the Placerita cogen accounted for approximately 41% of our electrical sales.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement losses for the three months ended March 31, 2022 and the three months ended March 31, 2021 were $34 million and $26 million, respectively. The quarter-over-quarter increases in settlement losses and mark-to-market non-cash losses were driven by higher oil prices in the first quarter 2022 relative to our derivative fixed prices with notional volumes of 14 mbbl/d in the first quarter 2022 and 19 mbbls/d in the first quarter 2021. The mark-to-market non-cash losses of $128 million and $28 million for the three months ended March 31, 2022 and March 31, 2021, respectively, were due to higher futures prices relative to the derivative fixed prices at each period end.
Marketing and other revenues decreased by approximately $2 million for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021 due to sale of our Piceance operations, which included third-party marketing activities, in the first quarter 2022. The prior year’s revenue also reflected high gas prices as a result of Winter Storm Uri. Piceance has historically accounted for nearly all of our marketing revenues.

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(in thousands, except expenses per boe)
Expenses and other:
Lease operating expenses	$63,124	$62,284	$840	1%
Costs of services	33,472	—	33,472	100%
Electricity generation expenses	4,463	7,648	(3,185)	(42)%
Transportation expenses	1,158	1,576	(418)	(27)%
Marketing expenses	299	2,227	(1,928)	(87)%
General and administrative expenses	22,942	17,070	5,872	34%
Depreciation, depletion and amortization	39,777	33,840	5,937	18%
Taxes, other than income taxes	6,605	9,557	(2,952)	(31)%
(Gains) on natural gas purchase derivatives	(29,054)	(27,730)	(1,324)	5%
Other operating expenses	3,769	799	2,970	372%
Total expenses and other	146,555	107,271	39,284	37%
Other (expenses) income:
Interest expense	(7,675)	(8,485)	810	(10)%
Other, net	(13)	(143)	130	(91)%
Total other (expenses) income	(7,688)	(8,628)	940	(11)%
Income (loss) before income taxes	(60,161)	(21,698)	(38,463)	177%
Income tax benefit	(3,351)	(376)	(2,975)	791%
Net loss	$(56,810)	$(21,322)	$(35,488)	(166)%

Expenses per boe:(1)
Lease operating expenses	$26.25	$25.58	$0.67	3%
Electricity generation expenses	1.86	3.14	(1.28)	(41)%
Electricity sales(1)	(2.25)	(4.13)	1.88	(46)%
Transportation expenses	0.48	0.65	(0.17)	(26)%
Transportation sales(1)	(0.02)	(0.06)	0.04	(67)%
Marketing expenses	0.13	0.92	(0.79)	(86)%
Marketing revenues(1)	(0.12)	(0.92)	0.80	(87)%
Derivatives settlements (received) paid for gas purchases(1)	(0.69)	(10.78)	10.09	(94)%
Total operating expenses	$25.64	$14.40	$11.24	78%
Total unhedged operating expenses(2)	$26.33	$25.18	$1.15	5%

Total non-energy operating expenses(3)	$13.58	$12.74	$0.84	7%
Total energy operating expenses(4)	$12.06	$1.66	$10.40	627%

General and administrative expenses(5)	$9.54	$7.01	$2.53	36%
Depreciation, depletion and amortization	$16.53	$13.90	$2.63	19%
Taxes, other than income taxes	$2.74	$3.93	$(1.19)	(30)%
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
(5)    Includes non-recurring costs and non-cash stock compensation expense, in aggregate, of approximately $1.62 per boe and $1.51 per boe for the three months ended March 31, 2022 and March 31, 2021, respectively.
Expenses and Other
On a hedged basis, operating expenses, increased by 78% or $11.24 per boe to $25.63 per boe for the first quarter 2022 compared to $14.40 per boe for the first quarter 2021. The increase was largely due to the impact the purchased gas hedges, discussed below, had on the higher energy operating expense.
Unhedged lease operating expenses were $26.25 per boe for the three months ended March 31, 2022, a 3% or $0.67 boe increase compared to $25.58 for the three months ended March 31, 2021. Unhedged fuel costs for our California steam operations decreased $1.57 per boe. Unhedged average fuel purchase price per mmbtu decreased 9% in the first quarter 2022 compared to the first quarter 2021 and gas volumes purchased were also down slightly. The prior year’s fuel costs reflected high gas prices as a result of Winter Storm Uri. As expected, non-energy operating expenses increased due to higher lease operating expense driven by higher well maintenance and recompletion activities, and higher labor costs.
Cost of services in the first quarter 2022 were $33 million and there were no costs of services in the first quarter of 2021, as we acquired the well servicing and abandonment business on October 1, 2021.
Electricity generation expenses decreased approximately 41% to $1.86 per boe for the three months ended March 31, 2022 from $3.14 per boe for the same period in 2021 due to lower natural gas costs, in part due to the impact of the Placerita properties sale. Fuel costs included in electricity generation expenses exclude the effects of natural gas derivative settlements.
Gains and losses on natural gas purchase derivatives for the three months ended March 31, 2022 and March 31, 2021 resulted in a gain of $29 million and $28 million, respectively. Settlement gains for the three months ended March 31, 2022 were $2 million or $0.69 per boe compared to the settlement gain of $26 million or $10.78 per boe for the three months ended March 31, 2021, driven by lower gas prices which came off unprecedented highs in the first quarter of 2021 from Winter Storm Uri. The mark-to-market valuation gain for the three months ended March 31, 2022 was $27 million compared to $2 million gain for the same period in 2021, consistent with the changes in futures prices at the end of each period. Because we are the fixed price payer on these natural gas swaps, generally, increases in the associated price index creates valuation gains.
Transportation expenses decreased to $0.48 per boe for the three months ended March 31, 2022 compared to $0.65 per boe for the three months ended March 31, 2021, primarily due to the sale of our Piceance operations the first quarter 2022.
Marketing expenses decreased to $0.13 per boe for the three months ended March 31, 2022, compared to $0.92 per boe for the three months ended March 31, 2021, due to the sale of Piceance in the first quarter 2022. The prior year expenses also included the impact of higher gas prices due to Winter Storm Uri.
General and administrative expenses increased $6 million, or 34%, to approximately $23 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. For the three months ended March 31, 2022 and March 31, 2021, general and administrative expenses included non-cash stock compensation costs of approximately $3.7 million and $3.7 million, respectively, with $0.2 million non-recurring costs in 2022 and no non-recurring costs in the same period of 2021. The first quarter 2022 also included $3 million of general and administrative expenses from the well servicing and abandonment segment which had no corresponding amount in 2021 as we purchased these operations in the fourth quarter 2021.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs, increased 46% to $19 million for the three months ended March 31, 2022 compared to $13 million for the three month periods ended March 31, 2021. The increase was primarily due to the new well servicing and abandonment operations, as well as higher legal and other professional service expenses and employee costs.
DD&A for the first quarter 2022 increased approximately $6 million to $40 million when compared to the first quarter 2021 driven primarily by the new well servicing and abandonment operations and higher DD&A rates for the D&P segment, partially offset by lower production.
Taxes, Other Than Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(per boe)
Severance taxes	$1.26	$0.99	$0.27	27%
Ad valorem and property taxes	1.51	2.01	(0.50)	(25)%
Greenhouse gas allowances	(0.03)	0.93	(0.96)	(103)%
Total taxes other than income taxes	$2.74	$3.93	$(1.19)	(30)%
Taxes, other than income taxes decreased 30% to $2.74 per boe for the three months ended March 31, 2022 compared to $3.93 per boe for the three months ended March 31, 2021. Severance taxes increased due to higher revenue in Utah, while property taxes in California were lower quarter over quarter. The first quarter of 2022 GHG amount was a result of lower mark-to-market prices at the end of the period resulting in reductions to cumulative emission costs to date, which are scheduled for payment in future periods.
Other Operating Expenses (Income)
For the three months ended March 31, 2022, other operating expenses were $4 million and consisted of over $2 million of royalty audit charges incurred prior to our emergence and restructuring in 2017, and over $1 million of loss on the divestiture of the Piceance properties. Other operating income for the three months ended March 31, 2021 was $1 million and comprised mainly of sales tax and bankruptcy-related refunds, partially offset by excess abandonment costs.
Interest Expense
Interest expense was comparable in the three months ended March 31, 2022 and March 31, 2021.
Income Tax Benefit
Our effective tax rate was approximately 5% for the three months ended March 31, 2022 compared to 2% for the three months ended March 31, 2021. The rates were impacted by changes in the valuation allowance recorded against deferred tax assets.

Non-GAAP Financial Measures
Adjusted EBITDA, Levered Free Cash Flow, Adjusted Net Income (Loss), Adjusted General and Administrative Expenses and Discretionary Free Cash Flow
Adjusted Net Income (Loss) is not a measure of net income (loss), Levered Free Cash Flow and Discretionary Free Cash Flow are not measures of cash flow, and Adjusted EBITDA is not a measure of either, in all cases, as determined by GAAP. Adjusted EBITDA, Levered Free Cash Flow, Adjusted Net Income (Loss) and Discretionary Free Cash Flow are supplemental non-GAAP financial measures used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.
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
We define Discretionary Free Cash Flow as cash flow from operations less regular fixed dividends and the capital needed to hold production flat. We expect to allocate 60% of Discretionary Free Cash Flow predominantly in the form of cash variable dividends, as well as opportunistic debt repurchases. The remaining 40% will be used for opportunistic growth, including from our extensive inventory of drilling opportunities, advancing our short- and long-term sustainability initiatives, share repurchases, and/or capital retention. Our management believes Discretionary Free Cash Flow provides useful information in assessing our financial condition, and is the primary metric to determine the quarterly variable dividend.
While Adjusted EBITDA, Adjusted Net Income (Loss), Levered Free Cash Flow and Discretionary Free Cash Flow are non-GAAP measures, the amounts included in the calculation of Adjusted EBITDA, Adjusted Net Income (Loss), Levered Free Cash Flow and Discretionary Free Cash Flow were computed in accordance with GAAP. These measures are provided in addition to, and not as an alternative for, income and liquidity measures calculated in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance, such as our cost of capital and tax structure, as well as the historic cost of depreciable and depletable assets. Our computations of Adjusted EBITDA, Adjusted Net Income (Loss), Levered Free Cash Flow and Discretionary Free Cash Flow may not be comparable to other similarly titled measures used by other companies. Adjusted EBITDA, Adjusted Net Income (Loss), Levered Free Cash Flow and Discretionary Free Cash Flow should be read in conjunction with the information contained in our financial statements prepared in accordance with GAAP.
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

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
	(in thousands)
Adjusted EBITDA reconciliation to net income (loss):
Net (loss) income	$(56,810)	$8,825	$(21,322)
Add (Subtract):
Interest expense	7,675	7,451	8,485
Income tax (benefit) expense	(3,351)	2,619	(376)
Depreciation, depletion and amortization	39,777	38,903	33,840
Losses on derivatives	132,804	32,150	25,774
Net cash (paid) received for scheduled derivative settlements	(32,152)	(33,421)	850
Other operating expenses (income)	3,769	(1,726)	799
Stock compensation expense	3,802	3,564	3,779
Non-recurring costs	198	2,030	—
Adjusted EBITDA	$95,712	$60,395	$51,829

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
	(in thousands)
Adjusted EBITDA reconciliation to net cash provided by operating activities and Levered Free Cash Flow calculation:
Net cash provided by operating activities	$48,530	$40,230	$38,430
Add (Subtract):
Cash interest payments	14,539	97	14,637
Cash income tax payments	—	405	—
Non-recurring costs	198	2,030	—
Other changes in operating assets and liabilities	32,445	17,633	(1,238)
Adjusted EBITDA	$95,712	$60,395	$51,829
Subtract:
Capital expenditures - accrual basis	(27,620)	(27,673)	(23,569)
Interest expense	(7,675)	(7,451)	(8,485)
Fixed cash dividends declared	(5,236)	(4,798)	(3,474)
Levered Free Cash Flow(1)	$55,181	$20,473	$16,301
__________
(1)    Levered Free Cash Flow, as defined by the Company, includes cash paid for scheduled derivative settlements of $32 million and $33 million for the three months ended March 31, 2022 and December 31, 2021, respectively, and cash received of $1 million for the three months ended March 31, 2021.
The following table presents a reconciliation of the non-GAAP financial measure Adjusted Net Income (Loss) to the GAAP financial measure of net income (loss).

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
	(in thousands)
Adjusted Net Income (Loss) reconciliation to net income (loss):
Net (loss) income	$(56,810)	$8,825	$(21,322)
Add: discrete income tax items	293	581	—
Add (Subtract):
Losses on derivatives	132,804	32,150	25,774
Net cash (paid) received for scheduled derivative settlements	(32,152)	(33,421)	850
Other operating expenses	3,769	(1,726)	799
Non-recurring costs	198	2,030	—
Total additions, net	104,619	(967)	27,423
Income tax (expense) benefit of adjustments at effective tax rate(1)	(5,231)	1,765	(474)
Adjusted Net Income (Loss)	$42,871	$10,204	$5,627

Basic EPS on Adjusted Net Income (Loss)	$0.53	$0.13	$0.07
Diluted EPS on Adjusted Net Income (Loss)	$0.51	$0.12	$0.07

Weighted average shares of common stock outstanding - basic	80,298	80,007	80,115
Weighted average shares of common stock outstanding - diluted	84,447	84,011	82,276
__________
(1)    Excludes discrete income tax items from the total additions, net line item and the tax effect the discrete income tax items have on the current rate.

The following table presents a reconciliation of the non-GAAP financial measure Adjusted General and Administrative Expenses to the GAAP financial measure of general and administrative expenses for each of the periods indicated.

	Three Months Ended
	March 31, 2022		December 31, 2021		March 31, 2021
	(in thousands)
Adjusted General and Administrative Expense reconciliation to general and administrative expenses:		$/boe		$/boe		$/boe
General and administrative expenses	$22,942		$22,357		$17,070
Subtract:
Non-cash stock compensation expense (G&A portion)	(3,706)		(3,457)		(3,669)
Non-recurring costs	(198)		(2,030)		—
Adjusted general and administrative expenses	$19,038		$16,870		$13,401

Development and production segment, and corporate	$15,968	$6.64	$13,677	$5.33	$13,401	$5.50
Well servicing and abandonment segment	$3,070		$3,193		$—
The following table presents a reconciliation of the non-GAAP financial measure Discretionary Free Cash Flow to the GAAP financial measure of operating cash flow for each of the periods indicated.

Three Months Ended
March 31, 2022
(in thousands)
Discretionary Free Cash Flow:
Operating cash flow(1)	$48,530
Subtract:
Maintenance capital(2)(3)	(26,437)
Fixed dividends(4)	(5,236)
Discretionary Free Cash Flow	$16,857
__________
(1)    Combined D&P business and well servicing and abandonment.
(2)    D&P business only.
(3)    Maintenance capital is the capital required to keep annual production flat, calculated as the capital expenditures for the D&P business during the period presented.
(4)    Represents fixed dividends declared as noted on the consolidated statement of stockholders’ equity as “Dividends declared on common stock.”

Liquidity and Capital Resources
Currently, we expect to fund our 2022 capital expenditures with cash flows from our operations. As of March 31, 2022, we had liquidity of $213 million, consisting of $20 million cash on hand and $193 million available for borrowings under our 2021 RBL Facility. The 2021 RBL Facility has a borrowing base of $200 million with no further borrowing restrictions beyond the covenants summarized below. We also have $400 million in aggregate principal amount 7% senior unsecured notes due February 2026 (the “2026 Notes”) outstanding as further discussed below.
Our new shareholder return model, which went into effect January 1, 2022, is designed to increase cash returns to our shareholders, further demonstrating our commitment to be a leading returner of capital to our shareholders. The model is based on our Discretionary Free Cash Flow, which is defined as cash flow from operations less regular fixed dividends and the capital needed to hold production flat. See “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for reconciliation of Discretionary Free Cash Flow to cash provided by operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP. Under this new model, the company intends to allocate Discretionary Free Cash Flow on a quarterly basis as follows: (a) 60% predominantly in the form of variable cash dividends to be paid quarterly, as well as opportunistic debt repurchases; (b) 40% in the form of discretionary capital, to be used for opportunistic growth, including from our extensive inventory of drilling opportunities, advancing our short- and long-term sustainability initiatives, share repurchases, and/or capital retention.
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
2021 RBL Facility
On August 26, 2021, Berry Corp, as a guarantor, together with Berry LLC, as the borrower, entered into a credit agreement that provided for a revolving loan with up to $500 million of commitment, subject to a reserve borrowing base (as amended by the First Amendment and the Second Amendment, each as defined below, the “2021 RBL Facility”). Our initial borrowing base was $200 million. The 2021 RBL Facility provides a letter of credit subfacility for the issuance of letters of credit in an aggregate amount not to exceed $20 million. Issuances of letters of credit reduce the borrowing availability for revolving loans under the 2021 RBL Facility on a dollar for dollar basis. The 2021 RBL Facility matures on August 26, 2025, unless terminated earlier in accordance with the 2021 RBL Facility terms. Borrowing base redeterminations generally become effective each May and November, although the borrower and the lenders may each make one interim redetermination between scheduled redeterminations. In December 2021, we completed the first scheduled semi-annual borrowing base redetermination and entered into that certain First Amendment to Credit Agreement (the “First Amendment”), which resulted in a reaffirmed borrowing base at $200 million and changes to the hedging covenants in respect of the exclusion of short puts or similar derivatives in the calculation of minimum and maximum hedging requirements. In May 2022, Berry Corp., as a guarantor, and Berry LLC, as the borrower, entered into that certain Second Amendment to Credit Agreement and Limited Consent and Waiver (the “Second Amendment”) pursuant to which, among other things, the requisite lenders under the 2021 RBL Facility (i) consented to certain dividends and distributions and to certain investments made by Berry LLC in C&J Well Services, LLC and/or CJ Berry Well Services Management, LLC, in each case, as further described therein, (ii) waived certain minimum hedging requirements for the time periods described therein, (iii) waived any breach, default or event of default which may have arisen as a result of any of the foregoing, (iv) amended the restricted payments covenant to give us additional flexibility to make restricted payments, subject to satisfaction of certain leverage and availability conditions and other conditions described below and in the Second Amendment and (v) amended the minimum hedging covenant to not, until October 1, 2022, require hedges for any full calendar month from and after January 1, 2025, as further described in the Second Amendment.
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

The 2021 RBL Facility requires us to maintain on a consolidated basis as of each quarter-end (i) a leverage ratio of not more than 3.0 to 1.0 and (ii) a current ratio of not less than 1.0 to 1.0. As of March 31, 2022, our leverage ratio and current ratio were 1.7:1.0 and 2.4:1.0, respectively. In addition, the 2021 RBL Facility currently provides that, to the extent we incur unsecured indebtedness, including any amounts raised in the future, the borrowing base will be reduced by an amount equal to 25% of the amount of such unsecured debt. We were in compliance with all financial covenants under the 2021 RBL Facility as of March 31, 2022.

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

From and after August 26, 2022, the 2021 RBL Facility permits us to repurchase certain indebtedness so long as both before and after giving pro forma effect to such repurchase, no default or event of default exists, availability is equal to or greater than 20% of the borrowing base and our pro forma leverage ratio is less than or equal to 2.0 to 1.0. The 2021 RBL Facility also permits us to make restricted payments so long as both before and after giving pro forma effect to such distribution, no default or event of default exists, availability exceeds 75% of the borrowing base, and our pro forma leverage ratio is less than or equal to 1.5 to 1.0. In addition, we can make other restricted payments in an aggregate amount not to exceed 100% of Free Cash Flow (as defined under the 2021 RBL Facility) for the fiscal quarter most recently ended prior to such distribution so long as, in addition to other conditions and limitations as described in the 2021 RBL Facility, both before and after giving pro forma effect to such distribution, no default or event of default exists, availability is greater than 20% of the borrowing base and our pro forma leverage ratio is less than or equal to 2.0 to 1.0.

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

As of March 31, 2022, we had no borrowings outstanding, $7 million in letters of credit outstanding and approximately $193 million of available borrowing capacity under the 2021 RBL Facility.

Hedging
We have protected a significant portion of our anticipated cash flows in 2022 through 2024, using our commodity hedging program, including swaps, puts, calls and collars. We hedge crude oil and gas production to protect against oil and gas price decreases and we also hedge natural gas purchases to protect against price increases. In addition, we also hedge to meet the hedging requirements of the 2021 RBL Facility. Our generally low-decline production base, coupled with our stable operating cost environment, affords an ability to hedge a material amount of our future expected production. We expect our operations to generate sufficient cash flows at current commodity prices including our current hedging positions. For information regarding risks related to our hedging program, see “Item 1A. Risk Factors—Risks Related to Our Operations and Industry” in our Annual Report.
As of April 28, 2022, we had the following hedges for our crude oil production and gas purchases.

	Q2 2022	Q3 2022	Q4 2022	FY 2023	FY 2024
Brent
Swaps
Hedged volume (bbls)	1,360,500	1,380,000	1,288,000	3,433,528	1,917,000
Weighted-average price ($/bbl)	$77.10	$77.73	$76.07	$73.06	$75.52
Put Spreads
Hedged volume (bbls)	364,000	368,000	368,000	2,190,000	1,281,000
Weighted-average price ($/bbl)	$50/$40	$50/$40	$50/$40	$50/$40	$50/$40
Producer Collars
Hedged volume (bbls)	—	—	—	1,460,000	1,098,000
Weighted-average price ($/bbl)	$—	$—	$—	$106/$40	$105/$40
Henry Hub
Consumer Collars
Hedged volume (mmbtu)	3,030,000	3,680,000	3,680,000	5,430,000	—
Weighted-average price ($/mmbtu)	$4.00/$2.75	$4.00/$2.75	$4.00/$2.75	$4.00/$2.75	$—
The following table summarizes the historical results of our hedging activities.

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Crude Oil (per bbl):
Realized sales price, before the effects of derivative settlements	$92.25	$75.11	$56.89
Effects of derivative settlements	$(15.38)	$(20.50)	$(12.08)
Oil with hedges ($/bbl)	$76.87	$54.61	$44.81
Purchased Natural Gas (per mmbtu):
Purchase price, before the effects of derivative settlements	$6.30	$6.66	$6.93
Effects of derivative settlements	$(0.29)	$(1.51)	$(4.51)
Purchased Natural Gas with hedges	$6.01	$5.15	$2.42
Cash Dividends
Our Board of Directors approved a regular cash dividend of $0.06 per share on our common stock for the first quarter of 2022, which we paid in April 2022. The Board of Directors approved a $0.06 per share regular cash dividend on our common stock for the second quarter of 2022, which is expected to be paid in July 2022. The Board of Directors approved a $0.13 per share variable dividend on our common stock based on our first quarter results, which is expected to be paid in June 2022. As of April 30, 2022, the Company has paid approximately $86 million in dividends since the inception of our dividend program in the third quarter of 2018. When combined with the $52 million in stock repurchases, this represents a 125% return of capital on our IPO net proceeds.
Stock Repurchase Program
In April of 2022, our Company’s Board of Directors approved an increase of $102 million to the Company’s stock repurchase authorization bringing the Company’s total share repurchase authority to $150 million. The Board’s authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions, subject to market conditions and other factors, up to the aggregate amount authorized by the Board. The Board’s authorization has no expiration date. In 2018 and 2019, the Company repurchased a total of 5,057,682 shares under the stock repurchase program for approximately $50 million in aggregate. In February 2020, the Board of Directors authorized the repurchase of the remaining $50 million available under the repurchase program and through December 2021, we repurchased an additional 471,022 shares for approximately $2 million in aggregate. The Company did not repurchase any shares during the three months ended March 31, 2022. Accordingly, as of March 31, 2022, the Company has repurchased a total of 5,528,704 shares under the stock repurchase program for approximately $52 million in aggregate. As discussed in this quarterly report, we implemented a new shareholder return model in early 2022, for which we intend to allocate a portion of Discretionary Free Cash Flow to opportunistic share repurchases.
Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means, as determined in the Company's sole discretion. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate the company to purchase shares during any period or at all. Any shares repurchased are reflected as treasury stock and any shares acquired will be available for general corporate purposes.
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
Statements of Cash Flows
The following is a comparative cash flow summary:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash:
Provided by operating activities	$48,530	$38,430
Used in investing activities	(36,560)	(19,937)
Used in financing activities	(9,293)	(1,688)
Net increase in cash and cash equivalents	$2,677	$16,805

Operating Activities
Cash provided by operating activities increased for the three months ended March 31, 2022 by approximately $10 million when compared to the three months ended March 31, 2021, and the most significant increases were sales of $70 million and a decrease of $6 million in unhedged operating expenses, partially offset by an increase of $33 million in derivative settlements paid, a decrease of $27 million in working capital and other changes and an increase of $6 million in general and administrative expenses, most of which was the impact from well servicing and abandonment operations acquired in late 2021.
Investing Activities
The following provides a comparative summary of cash flows from investing activities:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Capital expenditures:
Capital expenditures	$(27,669)	$(23,569)
Changes in capital expenditures accruals	9,992	3,508
Acquisitions, net of cash received	(18,932)	—
Proceeds from sale of properties and equipment and other	—	124
Cash used in investing activities	$(36,609)	$(19,937)
Cash used in investing activities increased $17 million for the three months ended March 31, 2022 when compared to the same period in 2021, primarily due to an increase in cash used for acquisitions when compared to the same period in 2021.
Financing Activities
Cash used by financing activities in 2022 was primarily for dividends paid of $5 million and for taxes on equity awards of $4 million. In 2021, the cash used was primarily for taxes on equity awards of $1 million.
Guarantor Financial Information
The 2026 Notes and 2021 RBL Facility were issued by Berry LLC (“Issuer”) and are guaranteed by Berry Corp (“Parent Guarantor”). See Note 3—Debt in the 2021 Annual Report for further information. The Issuer is 100% owned by the Parent Guarantor. The Parent Guarantor has no independent assets or operations and is subject to a passive holding company covenant under the 2021 RBL Facility. Any guarantees of potential future registered debt securities by Berry Corp. or Berry LLC would be full and unconditional. In addition, there are no significant restrictions upon the ability of Berry LLC to distribute funds to Berry Corp. by distribution or loan other than restrictions under the 2021 RBL Facility. None of the assets of Berry Corp. or Berry LLC represent restricted net assets.
For cash management purposes, the Company transfers cash between the Parent Guarantor, Issuer and non-guarantors through intercompany receivables and payables. While the non-guarantor subsidiaries do not guarantee the Issuer's obligations under our outstanding debt, the transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the 2026 Notes and 2021 RBL Facility.

The summarized financial information of the Guarantor and Issuer is presented below on a combined basis after the elimination of: (i) intercompany transactions among such entities and (ii) equity in earnings from and investments in the non-guarantor subsidiaries. Transactions with, and amounts due to or from, non-guarantor subsidiaries are separately disclosed.

Three Months Ended
March 31, 2022
(in thousands)
(unaudited)
Total revenue to third parties	$216,104
Total expenses	$135,487
Net loss	$(56,524)

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
	(unaudited)
Receivables from non-guarantor subsidiaries	$4,698	$16,792
Other current assets	136,070	114,983
Total current assets	$140,768	$131,775
Noncurrent assets	$1,339,053	$1,317,241
Other current liabilities	$231,366	$179,691
Other noncurrent liabilities	$617,745	$576,681
Balance Sheet Analysis
The changes in our balance sheet from December 31, 2021 to March 31, 2022 are discussed below.

	March 31, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$17,960	$15,283
Accounts receivable, net	$111,961	$86,269
Derivative instruments assets - current and long-term	$—	$1,070
Other current assets	$36,567	$45,946
Property, plant & equipment, net	$1,323,028	$1,301,349
Deferred income taxes asset - long-term	$171	$—
Other noncurrent assets	$5,040	$6,562
Accounts payable and accrued expenses	$154,084	$157,524
Derivative instruments liabilities - current and long-term	$148,680	$48,202
Long-term debt	$394,846	$394,566
Deferred income taxes liability - long-term	$—	$1,831
Asset retirement obligations - long-term	$142,999	$143,926
Other noncurrent liabilities	$23,692	$17,782
Stockholders’ equity	$630,426	$692,648
See “—Liquidity and Capital Resources” for discussions about the changes in cash and cash equivalents.

The $26 million increase in accounts receivable was driven by $23 million higher sales period-over-period, primarily due to higher crude prices. Another $3 million of the increase is attributable to higher sales from the well servicing and abandonment segment.
The $102 million increase in net derivative liabilities is due to the change from a net liability of $47 million at December 31, 2021 to a net liability of $149 million as of March 31, 2022. Changes to mark-to-market derivative values at the end of each period result from differences in the forward curve prices relative to the contract fixed prices, changes in positions held and settlements received and paid throughout the periods.
The $9 million decrease in other current assets was primarily due to a $3 million refund of prepaid permitting fees, $3 million for adjustments related to transition services provided for recent divestitures, $3 million refund of letter of credit collateral, $4 million expensing of prepaid expenses, mostly insurance, for the well servicing and abandonment segment, partially offset by an increase of $3 million in prepaid property taxes and other fees.
The $22 million increase in property, plant and equipment was primarily due to $33 million in capital investments, $19 million of acquisitions primarily Antelope Creek oil and gas properties in Utah, as well as $8 million for operating leases based on the adoption of new lease accounting rule ASC 842 in the quarter, offset by year to date depreciation of $37 million.
The $2 million decrease in other noncurrent assets was primarily due to an adjustment to the provisional amounts preliminarily assigned as intangibles for the CJWS acquisition as of December 31, 2021.
The $3 million decrease in accounts payable and accrued expenses included $7 million in lower interest accrual due to the semi-annual interest payment made in the first quarter 2022, $6 million in lower royalties payable due to the annual payment made in the first quarter 2022, $2 million in other accrued expenses including greenhouse gas, partially offset by increases of $5 million in well servicing and abandonment segment payables, as well as $3 million in taxes, other than income taxes, $2 million in trade payables and $2 million for the current portion of lease liability based on the adoption of ASC 842 in the quarter.
The $2 million decrease in the deferred income tax liability - long-term is due to a decrease in deferred DD&A and the impact of the Piceance assets divestiture.
The $1 million decrease in the long-term portion of the asset retirements obligations from $144 million at December 31, 2021 to $143 million at March 31, 2022 was due to $5 million of liabilities settled during the period and $1 million reduction due to property sales offset by $3 million of accretion expense and $2 million of liabilities incurred.
The $6 million increase in other noncurrent liabilities was primarily due to $7 million for the long term portion of lease liability based on the adoption of ASC 842 in the quarter, offset by $1 million lower non-current greenhouse gas liabilities compared to year end.
The $62 million decrease in stockholders’ equity was due to the net loss of $57 million, $5 million of common stock dividends declared, and $4 million of shares withheld for payment of taxes on equity awards. These decreases were partially offset by $4 million of stock-based equity awards, net of taxes.

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
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at March 31, 2022 and December 31, 2021. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of March 31, 2022, we are not aware of material indemnity claims pending or threatened against us.
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
On January 21, 2021, multiple plaintiffs filed motions in the Torres Lawsuit seeking to be appointed lead plaintiff and lead counsel. After briefing and a stipulation between the remaining movants, the Court appointed Luis Torres and Allia DeAngelis as co-lead plaintiffs on August 18, 2021. On November 1, 2021, the co-lead plaintiffs filed an amended complaint asserting claims on behalf of the same putative class under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, that the Company and the individual Defendants made false and misleading statements between July 26, 2018 and November 3, 2020 regarding the Company’s permits and permitting processes. The amended complaint does not quantify the alleged losses but seeks to recover all damages sustained by the putative class as a result of these alleged securities violations, as well as attorneys’ fees and costs. The Defendants filed a Motion to Dismiss on January 24, 2022, and the plaintiffs’ filed their opposition on April 11, 2022; Defendants’ reply is due on June 6, 2022.
We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.

Contractual Obligations
The following is a summary of our commitments and contractual obligations as of March 31, 2022:

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Off-Balance Sheet arrangements:
Processing and transportation contracts(1)	$94,762	$10,301	$18,685	$16,165	$49,611
Lease obligations	10,154	2,374	3,828	3,361	591
Other purchase obligations(2)	17,100	14,700	2,400	—	—
Total contractual obligations	$122,016	$27,375	$24,913	$19,526	$50,202
__________
(1)    Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure pipeline transportation of natural gas to market and between markets, as well as, gathering and processing of natural gas.
(2)    Amounts include a drilling commitment in California, for which we are required to drill 57 wells with an estimated total cost and minimum commitment of $17.1 million by April 2023. 49 of those wells are estimated at $14.7 million and are required to be drilled within one year.
Critical Accounting Policies and Estimates
See Note 1, Basis of Presentation, in the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Form 10-Q and Part II, Item 7 “Critical Accounting Policies and Estimates” in the Annual Report.
Cautionary Note Regarding Forward-Looking Statements
The information included or incorporated by reference in this Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Quarterly Report that address plans, activities, events, objectives, goals, strategies, or developments that the Company expects, believes or anticipates will or may occur in the future, such as those regarding our financial position, liquidity, cash flows (including, but not limited to, Discretionary Free Cash Flow), financial and operating results, capital program and development and production plans, operations and business strategy, potential acquisition and other strategic opportunities, reserves, hedging activities, capital expenditures, return of capital, our new shareholder return model and the payment of future dividends, future repurchases of stock or debt, capital investments, our ESG strategy and the initiation of new projects or business in connection therewith, recovery factors, and other guidance, are forward-looking statements. These statements are based upon various assumptions, many of which are based, in turn, upon further assumptions. Although we believe that these assumptions were reasonable when made, these assumptions are inherently subject to significant uncertainties and contingencies which are difficult or impossible to predict and are beyond our control. Therefore, such forward-looking statements involve significant risks and uncertainties that could materially affect our expected financial position, financial and operating results, liquidity, cash flows (including, but not limited to, Discretionary Free Cash Flow), and business prospects. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. You can typically identify forward-looking statements by words such as aim, anticipate, achievable, believe, budget, continue, could, effort, estimate, expect, forecast, goal, guidance, intend, likely, may, might, objective, outlook, plan, potential, predict, project, seek, should, target, will or would and other similar words that reflect the prospective nature of events or outcomes. For any such forward-looking statement that includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, sometimes materially. Material risks that may affect us are discussed below in Part II, Item 1A. “Risk Factors” in this Quarterly Report, as well as in Part I, Item 1A. “Risk Factors” our most recent Annual Report and other filings with the Securities and Exchange Commission.

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
•overall domestic and global political and economic conditions, including the imposition of tariffs or trade or other economic sanctions, political instability or armed conflict in oil and gas producing regions, including the ongoing conflict in Ukraine;
•those resulting from the COVID-19 pandemic and from the actions of foreign producers, importantly including OPEC+ and change in OPEC+'s production levels;
•volatility of oil, natural gas and NGL prices, including as a result of political instability, armed conflict or economic sanctions;
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
Any forward-looking statement speaks only as of the date on which such statement is made. Except as required by law, we undertake no responsibility to to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise except as required by applicable law.
All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, there have been no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A)- Quantitative and Qualitative Disclosures About Market Risk, in the 2021 Annual Report, except as discussed below.
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
We determine the fair value of our oil and gas sales and natural gas purchase derivatives using valuation techniques which utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. We validate data provided by third parties by understanding the valuation inputs used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets. At March 31, 2022, the fair value of our hedge positions was a net liability of approximately $149 million. A 10% increase in the oil and natural gas index prices above the March 31, 2022 prices would result in a net liability of approximately $225 million; conversely, a 10% decrease in the oil and natural gas index prices below the March 31, 2022 prices would result in a net liability of approximately $54 million. For additional information about derivative activity, see Note 3, Derivatives, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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
Item 4. Controls and Procedures
Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, they each concluded that our disclosure controls and procedures were effective as of March 31, 2022.
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2022 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On January 21, 2021, multiple plaintiffs filed motions in the Torres Lawsuit seeking to be appointed lead plaintiff and lead counsel. After briefing and a stipulation between the remaining movants, the Court appointed Luis Torres and Allia DeAngelis as co-lead plaintiffs on August 18, 2021. On November 1, 2021, the co-lead plaintiffs filed an amended complaint asserting claims on behalf of the same putative class under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, that the Company and the individual Defendants made false and misleading statements between July 26, 2018 and November 3, 2020 regarding the Company’s permits and permitting processes. The amended complaint does not quantify the alleged losses but seeks to recover all damages sustained by the putative class as a result of these alleged securities violations, as well as attorneys’ fees and costs. The Defendants filed a Motion to Dismiss on January 24, 2022, and the plaintiffs’ filed their opposition on April 11, 2022; Defendants’ reply is due on June 6, 2022.
We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.
Other Matters.
For additional information regarding legal proceedings, see Note 4 to the condensed consolidated financial statements in Part I of this Form 10-Q and Note 5 to our consolidated financial statements for the year ended December 31, 2021 included in the Annual Report.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading “Item 1A. Risk Factors” in our most recent Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
Stock Repurchase Program
In April of 2022, our Company’s Board of Directors approved an increase of $102 million to the Company’s stock repurchase authorization bringing the Company’s total share repurchase authority to $150 million. The Board’s authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions, subject to market conditions and other factors, up to the aggregate amount authorized by the Board. The Board’s authorization has no expiration date. In 2018 and 2019, the Company repurchased a total of 5,057,682 shares under the stock repurchase program for approximately $50 million in aggregate. In February 2020, the Board of Directors authorized the repurchase of the remaining $50 million available under the repurchase program and through December 2021, we repurchased an additional 471,022 shares for approximately $2 million in aggregate. The Company did not repurchase any shares during the three months ended March 31, 2022. Accordingly, as of March 31, 2022, the Company has repurchased a total of 5,528,704 shares under the stock repurchase program for approximately $52 million in aggregate. As discussed in this quarterly report, we implemented a new shareholder return model in early 2022, for which we intend to allocate a portion of Discretionary Free Cash Flow to opportunistic share repurchases.
Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means, as determined in the Company's sole discretion. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and does not obligate the company to purchase shares during any period or at all. Any shares repurchased are reflected as treasury stock and any shares acquired will be available for general corporate purposes.

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

3.4	Certificate of Amendment to Certificate of Designation (incorporated by reference to Exhibit 3.1 of Form 8-K filed July 30, 2018)
10.1*	Berry Corporation (bry) 2022 Omnibus Incentive Plan, dated March 1, 2022
10.2*	Berry Corporation (bry) 2022 Omnibus Incentive Plan - Form of Performance-Based Restricted Stock Unit Award Agreement with Total Shareholder Return Performance Criteria
10.3*	Berry Corporation (bry) 2022 Omnibus Incentive Plan - Form of Performance-Based Restricted Stock Unit Award Agreement with CROIC Performance Criteria
10.4*	Berry Corporation (bry) 2022 Omnibus Incentive Plan - Form of Performance-Based Restricted Stock Unit Award Agreement with C&J Well Services ROCI Performance Criteria (Executive Employment Agreement)
10.5*	Berry Corporation (bry) 2022 Omnibus Incentive Plan - Form of Performance-Based Restricted Stock Unit Award Agreement with C&J Well Services ROCI Performance Criteria
10.6*
Second Amendment to Credit Agreement, dated May 2, 2022, by and among Berry Petroleum Company, LLC, as borrower, Berry Corporation (bry), as guarantor, JP Morgan Chase Bank, N.A., as administrative agent and the lenders parties thereto

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
“CEQA” is an abbreviation for the California Environmental Quality Act which, among other things, requires certain governmental agencies to conduct environmental review of projects for which the agency is issuing a permit.
“CJWS” refers to C&J Well Services, LLC, our upstream well servicing and abandonment business segment in California.
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
“Discretionary Free Cash Flow” is a non-GAAP financial measure defined as cash flow from operations less regular fixed dividends and the capital needed to hold production flat.
“Downspacing” means additional wells drilled between known producing wells to better develop the reservoir.
“D&P” means our development and production business segment, which is engaged in the development and production of onshore, low geologic risk, long-lived conventional oil reserves primarily located in California, as well as Utah.
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
“Well servicing and abandonment” means the CJWS business segment.
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

Berry Corporation (bry)
(Registrant)

Date:	May 4, 2022	/s/ Cary Baetz
Cary Baetz
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	May 4, 2022	/s/ M. S. Helm
Michael S. Helm
Chief Accounting Officer
(Principal Accounting Officer)