Form 10-Q
period 2022-09-30
Berry Corp (bry)
filed 2022-11-03
CIK 1705873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Shares of common stock outstanding as of October 31, 2022          76,767,503

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$41,473	$15,283
Accounts receivable, net of allowance for doubtful accounts of $866 at September 30, 2022 and $866 at December 31, 2021	93,635	86,269
Derivative instruments	10,052	—
Other current assets	36,738	45,946
Total current assets	181,898	147,498
Noncurrent assets:
Oil and natural gas properties	1,658,008	1,537,894
Accumulated depletion and amortization	(434,447)	(340,328)
Total oil and natural gas properties, net	1,223,561	1,197,566
Other property and equipment	148,118	140,710
Accumulated depreciation	(51,699)	(36,927)
Total other property and equipment, net	96,419	103,783
Derivative instruments	11,588	1,070
Other noncurrent assets	10,886	6,562
Total assets	$1,524,352	$1,456,479
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$156,844	$157,524
Derivative instruments	20,954	29,625
Total current liabilities	177,798	187,149
Noncurrent liabilities:
Long-term debt	395,432	394,566
Derivative instruments	4,245	18,577
Deferred income taxes	8,042	1,831
Asset retirement obligations	137,751	143,926
Other noncurrent liabilities	31,835	17,782
Commitments and Contingencies - Note 4
Stockholders' Equity:
Common stock ($0.001 par value; 750,000,000 shares authorized; 86,350,771 and 85,590,417 shares issued; and 76,767,503 and 80,007,149 shares outstanding, at September 30, 2022 and December 31, 2021, respectively)	86	86
Additional paid-in-capital	852,568	912,471
Treasury stock, at cost (9,583,268 and 5,583,268 shares at September 30, 2022 and December 31, 2021, respectively)	(94,136)	(52,436)
Retained earnings (deficit)	10,731	(167,473)
Total stockholders' equity	769,249	692,648
Total liabilities and stockholders' equity	$1,524,352	$1,456,479
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$203,585	$161,058	$654,007	$444,098
Services revenue	48,594	—	134,608	—
Electricity sales	9,711	12,371	22,549	29,328
Gains (losses) on oil and gas sales derivatives	114,279	(30,864)	(88,237)	(140,021)
Marketing revenues	—	732	289	3,087
Other revenues	277	117	442	372
Total revenues and other	376,446	143,414	723,658	336,864
Expenses and other:
Lease operating expenses	79,141	60,930	214,720	168,756
Costs of services	37,628	—	107,809	—
Electricity generation expenses	6,055	7,128	16,640	19,488
Transportation expenses	1,277	1,806	3,543	5,139
Marketing expenses	—	715	299	2,986
General and administrative expenses	23,388	17,614	69,513	50,749
Depreciation, depletion, and amortization	39,506	35,902	117,338	105,592
Taxes, other than income taxes	7,335	13,420	25,154	34,580
Gains on natural gas purchase derivatives	(28,942)	(14,980)	(47,335)	(54,349)
Other operating expenses	623	3,986	4,745	4,827
Total expenses and other	166,011	126,521	512,426	337,768
Other (expenses) income:
Interest expense	(7,867)	(7,810)	(23,271)	(24,513)
Other, net	(24)	(5)	(79)	(156)
Total other expenses	(7,891)	(7,815)	(23,350)	(24,669)
Income (loss) before income taxes	202,544	9,078	187,882	(25,573)
Income tax expense (benefit)	10,884	(758)	9,678	(1,206)
Net income (loss)	$191,660	$9,836	$178,204	$(24,367)

Net income (loss) per share:
Basic	$2.46	$0.12	$2.25	$(0.30)
Diluted	$2.34	$0.12	$2.13	$(0.30)
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

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine-Month Period Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity
	(in thousands)
December 31, 2021	$86	$912,471	$(52,436)	$(167,473)	$692,648
Shares withheld for payment of taxes on equity awards and other	—	(4,096)	—	—	(4,096)
Stock based compensation	—	3,920	—	—	3,920
Dividends declared on common stock, $0.06/share	—	(5,236)	—	—	(5,236)
Net loss	—	—	—	(56,810)	(56,810)
March 31, 2022	86	907,059	(52,436)	(224,283)	630,426
Shares withheld for payment of taxes on equity awards and other	—	(6)	—	—	(6)
Stock based compensation	—	4,720	—	—	4,720
Purchases of treasury stock	—	—	(22,760)	—	(22,760)
Dividends declared on common stock, $0.19/share	—	(14,965)	—	—	(14,965)
Net income	—	—	—	43,354	43,354
June 30, 2022	86	896,808	(75,196)	(180,929)	640,769
Shares withheld for payment of taxes on equity awards and other	—	(34)	—	—	(34)
Stock based compensation	—	4,625	—	—	4,625
Purchases of treasury stock	—	—	(18,940)	—	(18,940)
Dividends declared on common stock, $0.62/share	—	(48,831)	—	—	(48,831)
Net income	—	—	—	191,660	191,660
September 30, 2022	$86	$852,568	$(94,136)	$10,731	$769,249
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$178,204	$(24,367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	117,338	105,592
Amortization of debt issuance costs	1,531	3,839
Stock-based compensation expense	12,623	10,219
Deferred income taxes	6,211	(1,231)
Decrease in allowance for doubtful accounts	—	(500)
Other operating (income) expenses	(120)	3,988
Derivative activities:
Total losses	40,902	85,672
Cash settlements on derivatives	(84,519)	(54,204)
Changes in assets and liabilities:
Increase in accounts receivable	(7,334)	(16,760)
Decrease (increase) in other assets	2,320	(19,062)
Decrease in accounts payable and accrued expenses	(11,281)	(11,343)
(Decrease) increase in other liabilities	(341)	415
Net cash provided by operating activities	255,534	82,258
Cash flows from investing activities:
Capital expenditures:
Capital expenditures	(102,523)	(105,046)
Changes in capital expenditures accruals	14,129	5,299
Acquisitions, net of cash received	(21,270)	(11,649)
Proceeds from sale of property and equipment and other	—	860
Net cash used in investing activities	(109,664)	(110,536)
Cash flows from financing activities:
Borrowings under 2021 RBL credit facility	206,000	—
Repayments on 2021 RBL credit facility	(206,000)	—
Borrowings under 2022 ABL credit facility	2,067	—
Repayments on 2022 ABL credit facility	(2,067)	—
Dividends paid on common stock	(73,844)	(6,686)
Purchase of treasury stock	(41,700)	(2,440)
Shares withheld for payment of taxes on equity awards and other	(4,136)	(1,543)
Debt issuance costs	—	(3,449)
Net cash used in financing activities	(119,680)	(14,118)
Net increase (decrease) in cash and cash equivalents	26,190	(42,396)
Cash and cash equivalents:
Beginning	15,283	80,557
Ending	$41,473	$38,161
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation
“Berry Corp.” refers to Berry Corporation (bry), a Delaware corporation, which is the sole member of each of its three Delaware limited liability company subsidiaries: (1) Berry Petroleum Company, LLC (“Berry LLC”), (2) CJ Berry Well Services Management, LLC (“C&J Management”) and (3) C&J Well Services, LLC (“C&J”). As the context may require, the “Company”, “we”, “our” or similar words refer to Berry Corp. and its subsidiary, Berry LLC, and as of October 1, 2021 this also includes C&J and C&J Management.
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
Note 2—Debt
The following table summarizes our outstanding debt:

	September 30, 2022	December 31, 2021	Interest Rate	Maturity	Security
	(in thousands)
2021 RBL Facility	$—	$—	variable rates 7.5% (2022) and 5.3% (2021)	August 26, 2025	Mortgage on 90% of Present Value of proven oil and gas reserves and lien on certain other assets
2022 ABL Facility	—	n/a	variable rates 6.8% (2022)	June 5, 2025	Personal property assets, other than excluded accounts
2026 Notes	400,000	400,000	7.0%	February 15, 2026	Unsecured
Long-Term Debt - Principal Amount	400,000	400,000
Less: Debt Issuance Costs	(4,568)	(5,434)
Long-Term Debt, net	$395,432	$394,566
Deferred Financing Costs
We incurred legal and bank fees related to the issuance of debt. At September 30, 2022 and December 31, 2021, debt issuance costs for the 2021 RBL Facility (as defined below) reported in “other noncurrent assets” on the balance sheet were approximately $4 million and $5 million net of amortization, respectively. At September 30, 2022 and December 31, 2021, debt issuance costs, net of amortization, for the unsecured notes due February 2026 (the “2026 Notes”) reported in “Long-Term Debt, net” on the balance sheet was approximately $5 million.
For each of the three month periods ended September 30, 2022 and 2021, the amortization expense for the 2021 RBL Facility, the 2017 RBL Facility (as defined below) and the 2026 Notes, combined, was approximately $1 million. For each of the nine month periods ended September 30, 2022 and 2021, the amortization expense for the 2021 RBL Facility, the 2017 RBL Facility and the 2026 Notes, combined, was approximately $2 million and $4 million, respectively. The amortization of debt issuance costs is presented in “interest expense” in the condensed consolidated statements of operations.
Fair Value
Our debt is recorded at the carrying amount on the balance sheets. The carrying amounts of the 2021 RBL Facility and the 2022 ABL Facility approximate fair value, classified as Level 1, because the interest rates are variable and reflect market rates. The fair value of the 2026 Notes was approximately $359 million and $400 million at September 30, 2022 and December 31, 2021, respectively.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
In May 2022, Berry Corp., as a guarantor, and Berry LLC, as the borrower, entered into that certain Second Amendment to Credit Agreement and Limited Consent and Waiver (the “Second Amendment”) pursuant to which, among other things, the requisite lenders under the 2021 RBL Facility (i) consented to certain dividends and distributions and to certain investments made by Berry LLC in C&J and/or C&J Management, in each case, as further described therein, (ii) waived certain minimum hedging requirements for the time periods described therein, (iii) waived any breach, default or event of default which may have arisen as a result of any of the foregoing, (iv) amended the restricted payments covenant to give us additional flexibility to make restricted payments, subject to satisfaction of certain leverage and availability conditions and other conditions described below and in the Second Amendment and (v) amended the minimum hedging covenant to not, until October 1, 2022, require hedges for any full calendar month from and after January 1, 2025, as further described in the Second Amendment. In May 2022, we also completed our semi-annual borrowing base redetermination and entered into the Third Amendment to the Credit Agreement (the “Third Amendment”), which among other things (1) increased the borrowing base from $200 million to $250 million; (2) established the Aggregate Elected Commitment Amounts (as defined in the 2021 RBL Facility) at $200 million initially; and (3) converted all outstanding Eurodollar Loans (into Term Benchmark Loans (each as defined in the 2021 RBL Facility) with an initial interest period of one-month’s duration and otherwise give effect to the transition from the London interbank offered rate (“LIBOR”) to the secured overnight financing rate (“SOFR”) by replacing the adjusted LIBOR rate with the term SOFR rate for one, three or six months plus 0.1% (subject to a floor of 0.5%).
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

The 2021 RBL Facility requires us to maintain on a consolidated basis as of each quarter-end (i) a leverage ratio of not more than 3.0 to 1.0 and (ii) a current ratio of not less than 1.0 to 1.0. As of September 30, 2022, our leverage ratio and current ratio were 1.2:1.0 and 2.3:1.0, respectively. In addition, the 2021 RBL Facility currently provides that, to the extent we incur unsecured indebtedness, including any amounts raised in the future, the borrowing base will be reduced by an amount equal to 25% of the amount of such unsecured debt. We were in compliance with all financial covenants under the 2021 RBL Facility as of September 30, 2022.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

As of September 30, 2022, we had no borrowings outstanding, $7 million in letters of credit outstanding and approximately $193 million of available borrowing capacity under the 2021 RBL Facility.
2022 ABL Facility

On August 9, 2022, C&J and C&J Management, which are the two entities that constitute the well servicing and abandonment segment referred to as CJWS, as borrowers, entered into a credit agreement with Tri Counties Bank, as lender, that provides for a revolving loan facility, subject to satisfaction of customary conditions precedent to borrowing, of up to the lesser of (x) $15 million and (y) the borrowing base (“the “2022 ABL Facility”). The “borrowing base” is an amount equal to 80% percent of the balance due on eligible accounts receivable, subject to reserves that Tri Counties Bank may implement in its reasonable discretion. Interest on the outstanding principal amount of the revolving loans under the 2022 ABL Facility accrues at a per annum rate equal to 1.25% in excess of The Wall Street Journal Prime Rate. The “Wall Street Journal Prime Rate” is the variable rate of interest, on a per annum basis, which is announced and/or published in the “Money Rates” section of The Wall Street Journal from time to time as its “Prime Rate”. The rate will be redetermined whenever The Wall Street Journal Prime Rate changes. Interest is due quarterly, in arrears, starting on September 30, 2022 and will continue to be due and payable in arrears on the last day of each calendar quarter thereafter. On June 5, 2025 the entire unpaid principal balance of the revolving loans under the 2022 ABL Facility, and all unpaid interest thereon, will be due and payable. The 2022 ABL Facility provides a letter of credit sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $7.5 million.

The 2022 ABL Facility requires CJWS to comply with the following financial covenants (i) maintain on a consolidated basis a ratio of total liabilities to tangible net worth of no greater than 1.5 to 1.0 at any time; (ii) reduce the amount of revolving advances outstanding under the 2022 ABL Facility to not more than 90% of the lesser of (a) the maximum revolving advance amount, or (b) the borrowing base, as of Tri Counties Bank’s close of business on the last day of each fiscal quarter; and (iii) maintain net income before taxes of not less than $1.00 as of each fiscal year end.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The 2022 ABL Facility contains usual and customary events of default and remedies for credit facilities of a similar nature. The 2022 ABL Facility also places restrictions on CJWS with respect to additional indebtedness, liens, dividends and other distributions, investments, acquisitions, mergers, asset dispositions and other matters. CJWS’s obligations under the 2022 ABL Facility are not guaranteed by Berry Corp. or Berry LLC and Berry Corp. and Berry LLC do not and are not required to provide any credit support for such obligations. We were in compliance with all financial covenants under the 2022 ABL Facility as of September 30, 2022.

As of September 30, 2022, CJWS had no borrowings and no letters of credit outstanding with $15 million of available borrowing capacity under the 2022 ABL Facility.
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
For fixed-price oil and gas sales swaps, we are the seller, so we make settlement payments for prices above the indicated weighted-average price per bbl and per mmbtu, respectively, and receive settlement payments for prices below the indicated weighted-average price per bbl and per mmbtu, respectively.
For our long put spreads, in addition to any deferred premium payments, we would receive settlement payments for prices below the indicated highest price of the long put with the maximum payment received per bbl equal to the difference between the indicated prices of the long and short put. No payment would be made or received for prices above the highest indicated price of the long put. The short put spreads offset the long put spreads.
A Producer Collar is used for the sale of our produced oil and is the combination of buying a put option and selling a call option. We would receive settlement payments for prices below the indicated weighted-average price per bbl of the put option and we would make settlement payments for prices above the indicated weighted-average price of the call option. No payment would be made or received for prices in between the indicated weighted-average price of the put and call.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
A Consumer Collar is used for the purchase of fuel gas and is the combination of buying a call option and selling a put option. We would receive settlement payments for prices above the indicated weighted-average price of the call option and we would make settlement payments for prices below the indicated weighted-average price of the put option. No payment would be made or received for prices in between the indicated weighted-average price of the put and call.
For some of our options we paid or received a premium at the time the positions were created and for others, the premium payment or receipt is deferred until the time of settlement. As of September 30, 2022 we have net payable deferred premiums of approximately $6 million, which is reflected in the mark-to-market valuation and will be payable through December 31, 2024.
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
As of September 30, 2022, we had the following hedges for our crude oil production and natural gas purchases.

	Q4 2022	FY 2023	FY 2024	FY 2025
Brent - Crude Oil production
Swaps
Hedged volume (bbls)	1,288,000	3,433,528	1,917,000	—
Weighted-average price ($/bbl)	$76.07	$73.06	$75.52	$—
Put Spreads
Long $50/$40 Put Spread hedged volume (bbls)	414,000	2,555,000	1,647,000	—
Short $50/$40 Put Spread hedged volume (bbls)	46,000	365,000	366,000	—
Producer Collars				—
Hedged volume (bbls)	—	1,460,000	1,098,000	—
Weighted-average price ($/bbl)	$—	$40.00/$106.00	$40.00/$105.00	$—
Henry Hub - Natural Gas purchases
Consumer Collars
Hedged volume (mmbtu)	3,680,000	5,430,000	—	—
Weighted-average price ($/mmbtu)	$4.00/$2.75	$4.00/$2.75	$—	$—
NWPL - Natural Gas purchases
Swaps
Hedged volume (mmbtu)	1,220,000	12,800,000	7,320,000	6,080,000
Weighted-average price ($/mmbtu)	$6.40	$5.48	$4.27	$4.27
In addition to the table above, in October we added the following sold oil swaps (Brent): 3,750 bbl/d at $90.48 beginning November 2022 through December 2022, 4,000 bbl/d at $82.85 beginning January 2023 through December 2023, 1,500 bbl/d at $89.00 beginning January 2023 through June 2023, 3,335 bbl/d at $76.58 beginning January 2024 through December 2024, and 1,250 bbl/d at $77.95 beginning July 2024 through December 2024. Including these additional swaps, our swap position increased to 10,049,388 bbls at a weighted-average price of $76.70.
In October we also added Producer Collars (Brent) of 1,000 bbl/d for 2025 at $50.00/$98.50, which are in addition to the table above.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Our commodity derivatives are measured at fair value using industry-standard models with various inputs including publicly available underlying commodity prices and forward curves, and all are classified as Level 2 in the required fair value hierarchy for the periods presented. These commodity derivatives are subject to counterparty netting. The following tables present the fair values (gross and net) of our outstanding derivatives as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$36,857	$(26,805)	$10,052
Commodity Contracts	Non-current assets	43,435	(31,847)	11,588
Liabilities:
Commodity Contracts	Current liabilities	(47,759)	26,805	(20,954)
Commodity Contracts	Non-current liabilities	(36,092)	31,847	(4,245)
Total derivatives		$(3,559)	$—	$(3,559)

	December 31, 2021
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$5,360	$(5,360)	$—
Commodity Contracts	Non-current assets	29,828	(28,758)	1,070
Liabilities:
Commodity Contracts	Current liabilities	(34,985)	5,360	(29,625)
Commodity Contracts	Non-current liabilities	(47,335)	28,758	(18,577)
Total derivatives		$(47,132)	$—	$(47,132)
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at September 30, 2022 and December 31, 2021. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of September 30, 2022, we are not aware of material indemnity claims pending or threatened against us.
Securities Litigation Matters
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
On January 21, 2021, multiple plaintiffs filed motions in the Torres Lawsuit seeking to be appointed lead plaintiff and lead counsel. After briefing and a stipulation between the remaining movants, the Court appointed Luis Torres and Allia DeAngelis as co-lead plaintiffs on August 18, 2021. On November 1, 2021, the co-lead plaintiffs filed an amended complaint asserting claims on behalf of the same putative class under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, that the Company and the individual Defendants made false and misleading statements between July 26, 2018 and November 3, 2020 regarding the Company’s permits and permitting processes. The amended complaint does not quantify the alleged losses but seeks to recover all damages sustained by the putative class as a result of these alleged securities violations, as well as attorneys’ fees and costs. The Defendants filed a Motion to Dismiss on January 24, 2022, and on September 13, 2022, the Court issued an order denying that motion. The Defendants have moved for reconsideration and/or clarification of the September 13 order, and that motion is currently pending.
We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.
On October 20, 2022, a shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Texas by putative stockholder George Assad, allegedly on behalf of the Company, that piggy-backs on the securities class action referenced above and which is currently pending before the same Court. The derivative complaint names certain current and former officers and directors as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the securities class action. The derivative complaint also alleges claims for unjust enrichment as against all defendants, and claims for contribution and indemnification under Sections 10(b) and 21D of the Exchange Act. The Company and the individual defendants believe the claims in the shareholder derivative action are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 5—Equity
Cash Dividends
For the nine months ended September 30, 2022, our Board of Directors declared quarterly fixed cash dividends totaling $0.18 per share, as well as variable cash dividends of $0.69 per share which were based on the results of the first two quarters of 2022, for a total of $0.87 per share. In October 2022, the Board of Directors approved the fourth quarter $0.06 per share fixed cash dividend, as well as a variable dividend of $0.41 based on the third quarter results.
The Company anticipates that it will continue to pay quarterly cash dividend in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements, and other factors.
Stock Repurchase Program
We repurchased 2,000,000 shares during the three months ended September 30, 2022 for approximately $19 million. For the nine months ended September 30, 2022, we repurchased 4,000,000 shares for approximately $42 million. As of September 30, 2022, the Company had repurchased a total of 9,528,704 shares under the stock repurchase program for approximately $94 million in aggregate, which is 12% of outstanding shares. As previously disclosed, the Company implemented a shareholder return model in early 2022, for which the Company intends to allocate a portion of Discretionary Free Cash Flow to opportunistic share repurchases.
In April 2022, our Board of Directors approved an increase of $102 million to the Company’s stock repurchase authorization bringing the Company’s remaining share repurchase authority to $150 million. As of September 30, 2022, the Company’s remaining total share repurchase authority is $108 million, after the repurchases made in the second and third quarters of 2022. The Board’s authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions, subject to market conditions and other factors, up to the aggregate amount authorized by the Board. The Board’s authorization has no expiration date.

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

The RSUs awarded in February 2022 are solely time-based awards. Of the PSUs awarded to certain Berry employees (excluding CJWS employee awards) in March 2022, (a) 50% of such will vest, if at all, based on a total stockholder return (“TSR”) performance metric (the “TSR PSUs”), which is defined as the capital gains per share of stock plus dividends paid assuming reinvestment, with TSR measured on an absolute basis and relative to the TSR of the 44 exploration and production companies in the Vanguard World Fund - Vanguard Energy ETF Index plus the S&P SmallCap 600 Value Index (collectively, the “Peer Group”) during the performance period and (b) 50% of such

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
awards will vest, if at all, based on the consolidated Company's average cash returned on invested capital (“CROIC PSUs”) over the performance period. The PSUs awarded to certain CJWS employees in March 2022 will vest, if at all, based on the CJWS average cash returned on invested capital (“ROIC PSUs”) over the performance period. Depending on the results achieved during the three-year performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 250% of the TSR PSUs granted and from 0% to 200% of the CROIC and ROIC PSUs granted.
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

	September 30, 2022	December 31, 2021
	(in thousands)
Prepaid expenses	$20,362	$26,840
Materials and supplies	10,068	9,533
Deposits	3,459	6,415
Oil inventories	2,623	2,933
Other	226	225
Total other current assets	$36,738	$45,946
Other non-current assets at September 30, 2022 included approximately $7 million of operating lease right-of-use assets, net of amortization and $4 million of deferred financing costs, net of amortization. At December 31, 2021 other non-current assets included approximately $5 million of deferred financing costs, net of amortization.
Accounts payable and accrued expenses on the condensed consolidated balance sheets included the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Accounts payable-trade	$19,987	$17,699
Accrued expenses	70,038	62,962
Royalties payable	28,798	24,816
Greenhouse gas liability - current portion	—	7,513
Taxes other than income tax liability	11,303	8,273
Accrued interest	3,811	10,736
Dividends payable	—	4,800
Asset retirement obligations - current portion	20,000	20,000
Operating lease liability	1,749	—
Other	1,158	725
Total accounts payable and accrued expenses	$156,844	$157,524

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The decrease of $6 million in the long-term portion of the asset retirement obligations from $144 million at December 31, 2021 to $138 million at September 30, 2022 was due to $16 million of liabilities settled during the period, and a $1 million reduction related to property sales. These decreases were offset by $8 million of accretion and $3 million of liabilities incurred.
Other noncurrent liabilities at September 30, 2022 included approximately $26 million of greenhouse gas liability and $6 million of operating lease noncurrent liability. For December 31, 2021, we had $18 million in greenhouse gas liability.
Supplemental Information on the Statement of Operations
For the three months ended September 30, 2022, other operating expenses were less than $1 million. For the three months ended September 30, 2021, other operating expenses were $4 million and mainly consisted of expensing $3 million of unamortized debt issuance costs related to the termination of the 2017 RBL Facility.
For the nine months ended September 30, 2022, other operating expenses were $5 million and mainly consisted of over $2 million in royalty audit charges incurred prior to our emergence and restructuring in 2017, and approximately $2 million loss on the divestiture of the Piceance properties. For the nine months ended September 30, 2021, other operating expenses were $5 million and mainly consisted of approximately $3 million of unamortized debt issuance costs related to the termination of the 2017 RBL Facility, approximately $3 million of supplemental property tax assessments, royalty audit charges and tank rental costs and $1 million of various other costs such as abandonment costs and legal fees, partially offset by $2 million of income from employee retention credits.
Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Supplemental Disclosures of Significant Non-Cash Investing Activities:
Material inventory transfers to oil and natural gas properties	$1,494	$2,916
Supplemental Disclosures of Cash Payments (Receipts):
Interest, net of amounts capitalized	$29,481	$29,114
Income taxes payments	$2,805	$294
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
The RSUs and PSUs are not a participating security as the dividends are forfeitable. For the three months ended September 30, 2022 and September 30, 2021, 4,001,000 and 2,656,000 incremental RSU and PSU shares were included in the diluted EPS calculation. For the nine months ended September 30, 2022, 4,168,000 incremental RSU and PSU shares were included in the diluted EPS calculation. For the nine months ended September 30, 2021, no incremental RSU or PSU shares were included in the diluted EPS calculation as their effect was anti-dilutive under the “if converted” method.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands except per share amounts)
Basic EPS calculation
Net income (loss)	$191,660	$9,836	$178,204	$(24,367)
Weighted-average shares of common stock outstanding	78,044	80,242	79,304	80,277
Basic income (loss) per share	$2.46	$0.12	$2.25	$(0.30)
Diluted EPS calculation
Net income (loss)	$191,660	$9,836	$178,204	$(24,367)
Weighted-average shares of common stock outstanding	78,044	80,242	79,304	80,277
Dilutive effect of potentially dilutive securities(1)	4,001	2,656	4,168	—
Weighted-average common shares outstanding - diluted	82,045	82,898	83,472	80,277
Diluted income (loss) per share	$2.34	$0.12	$2.13	$(0.30)
__________
(1)    We excluded approximately 2.4 million of combined RSUs and PSUs from the dilutive weighted-average common shares outstanding for the nine months ended September 30, 2021, because their effect was anti-dilutive.
Note 8—Revenue Recognition
We derive revenue from sales of oil, natural gas and natural gas liquids (“NGL”), with additional revenue generated from sales of electricity and marketing activities. Effective October 1, 2021, we completed the acquisition of CJWS, a well servicing and abandonment business. Revenue from CJWS is generated from well servicing and abandonment business.
The following table provides disaggregated revenue for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Oil sales	$194,418	$152,536	$627,759	$416,204
Natural gas sales	7,575	6,922	20,906	24,414
Natural gas liquids sales	1,592	1,600	5,342	3,480
Service revenue	48,594	—	134,608	—
Electricity sales	9,711	12,371	22,549	29,328
Marketing revenues	—	732	289	3,087
Other revenues	277	117	442	372
Revenues from contracts with customers	262,167	174,278	811,895	476,885
Gains (losses) on oil and gas sales derivatives	114,279	(30,864)	(88,237)	(140,021)
Total revenues and other	$376,446	$143,414	$723,658	$336,864

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9—Acquisition and Divestiture
2022

Piceance Divestiture

In January 2022, we completed the divestiture of all of our natural gas properties in Colorado, which were in the Piceance basin. The divestiture closed with a loss of approximately $2 million. Our 2021 production from these properties was 1.2 mboe/d.

Antelope Creek Acquisition

In February 2022, we completed the acquisition of oil and gas producing assets in the Antelope Creek area of Utah for approximately $18 million. These assets are adjacent to our existing Uinta assets and prior to our acquisition produced approximately 0.6 mboe/d.
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

	Three Months Ended September 30, 2022
	Development & Production	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues - excluding hedges	$213,573	$49,427	$(833)	$262,167
Net income (loss)	$224,094	$5,168	$(37,602)	$191,660
Adjusted EBITDA	$102,763	$7,726	$(13,508)	$96,981
Capital expenditures	$38,312	$1,726	$779	$40,817
Total assets	$1,502,135	$79,696	$(57,479)	$1,524,352

	Nine Months Ended September 30, 2022
	Development & Production	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues - excluding hedges	$677,287	$135,441	$(833)	$811,895
Net income (loss)	$258,689	$8,191	$(88,676)	$178,204
Adjusted EBITDA	$325,354	$17,225	$(40,139)	$302,440
Capital expenditures	$96,883	$3,420	$2,220	$102,523
Total assets	$1,502,135	$79,696	$(57,479)	$1,524,352

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

	Three Months Ended September 30, 2022
	Development & Production	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Adjusted EBITDA reconciliation to net income (loss):
Net income (loss)	$224,094	$5,168	$(37,602)	$191,660
Add (Subtract):
Interest expense	—	4	7,863	7,867
Income tax expense	—	—	10,884	10,884
Depreciation, depletion, and amortization	35,198	3,249	1,059	39,506
Gains on derivatives	(143,221)	—	—	(143,221)
Net cash paid for scheduled derivative settlements	(14,739)	—	—	(14,739)
Other operating expenses (income)	1,077	(769)	315	623
Stock compensation expense	354	74	3,973	4,401
Adjusted EBITDA	$102,763	$7,726	$(13,508)	$96,981

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2022
	Development & Production	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Adjusted EBITDA reconciliation to net income (loss):
Net income (loss)	$258,689	$8,191	$(88,676)	$178,204
Add (Subtract):
Interest expense	—	4	23,267	23,271
Income tax expense	—	—	9,678	9,678
Depreciation, depletion, and amortization	104,628	9,445	3,265	117,338
Losses on derivatives	40,902	—	—	40,902
Net cash paid for scheduled derivative settlements	(84,519)	—	—	(84,519)
Other operating expenses (income)	4,601	(805)	949	4,745
Stock compensation expense	1,053	192	11,378	12,623
Non-recurring costs	—	198	—	198
Adjusted EBITDA	$325,354	$17,225	$(40,139)	$302,440
Note 11—Leases
In the first quarter of 2022, we adopted ASC 842 using the modified retrospective approach that requires us to determine our lease balances as of the date of adoption. Prior periods continue to be reported under accounting standards in effect for those periods.
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
The components of lease expense are as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(in thousands)
Lease Cost
Operating lease cost	$503	$1,489
Total net lease cost	$503	$1,489

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents supplemental interim consolidated balance sheet information related to leases as of September 30, 2022.

	As of September 30, 2022	Balance Sheet Classification
	(in thousands)
Leases
Assets
Operating lease assets	$6,741	Other noncurrent assets
Total assets	$6,741
Liabilities
Operating lease liability	$1,749	Accounts payable and accrued expenses
Operating lease noncurrent liability	5,586	Other noncurrent liabilities
Total liabilities	$7,335

As of September 30, 2022
Long-Term and Discount Rate
Weighted-average remaining lease term:
Operating Lease	4.5 years
Weighted-average discount rate:
Operating Lease	5%
The following table presents a schedule of future minimum lease payments required under all operating lease agreements as of September 30, 2022.

As of September 30, 2022
Operating Leases
(in thousands)
2022	$543
2023	1,963
2024	1,650
2025	1,542
2026	1,549
Thereafter	935
Total lease payments	8,182
Less imputed interest	(847)
Total lease obligations	7,335
Less current obligations	(1,749)
Long-term lease obligations	$5,586

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental unaudited interim consolidated cash flow information related to leases is as follows:

Nine Months Ended September 30, 2022
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,590

ROU assets obtained in exchange for operating lease liabilities	$7,956

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim unaudited consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”). When we use the terms “we,” “us,” “our,” “Berry,” the “Company” or similar words in this report, we are referring to, as the context may require, (i) for periods prior to October 1, 2021, Berry Corporation (bry), a Delaware corporation (formerly known as Berry Petroleum Corporation,“Berry Corp.”), together with its subsidiary Berry Petroleum, LLC, a Delaware limited liability company (“Berry LLC”); and (ii) for periods on or after October 1, 2021, Berry Corp. together with its subsidiaries, Berry LLC, CJ Berry Well Services Management, LLC, a Delaware limited liability company (“C&J Management”), and C&J Well Services, LLC, a Delaware limited liability company (“C&J”).
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
On October 1, 2021, we completed the acquisition of one of the largest upstream well servicing and abandonment businesses in California, which operates as CJWS and now constitutes our well servicing and abandonment business segment. CJWS provides wellsite services in California to oil and natural gas production companies, with a focus on well servicing, well abandonment services and water logistics. CJWS’ services include rig-based and coiled tubing-based well maintenance and workover services, recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, CJWS performs plugging and abandonment services on wells at the end of their productive life, which we believe creates a strategic growth opportunity for Berry. CJWS is a synergistic fit with the services required by our oil and gas operations and supports our commitment to be a responsible operator and reduce our emissions, including through the proactive plugging and abandonment of wells. Additionally, CJWS is critical to advancing our strategy to work with the State of California to reduce fugitive emissions - including methane and carbon dioxide - from idle wells. There are approximately 35,000 idle wells estimated to be in California according to third-party sources. We believe that CJWS is uniquely positioned to capture both state and federal funds to help remediate orphaned idle wells that are a burden of the State, in addition to helping third-party customers safely plug and abandon their idle wells.

Since our Initial Public Offering (IPO) in July 2018, we have demonstrated our commitment to maximizing shareholder value and returning a substantial amount of capital to shareholders through dividends and share purchases. In 2022, we reinforced this commitment by initiating a shareholder return model, which is further discussed below, designed to take advantage of our low decline rates and strong visibility into our cost structure to maximize total shareholder value. Under this well-defined shareholder return model, we have declared variable dividends of $1.10 per share in aggregate based on our Discretionary Free Cash Flow (defined and discussed below) generated in the first three quarters of 2022. We have also declared fixed dividends of $0.24 during 2022. Since our

2018 IPO, we will have returned $282 million to our shareholders, which represents 256% of our IPO proceeds, consisting of $188 million paid in fixed and variable dividends and $94 million to repurchase 9.5 million shares representing 12% of our outstanding shares as of September 30, 2022.

As referenced above, our shareholder return model went into effect January 1, 2022. Like our business model, this shareholder return model is simple and further demonstrates our commitment to maximize total shareholder value. The model is based on our Discretionary Free Cash Flow, which is defined as cash flow from operations less regular fixed dividends and the capital needed to hold oil and gas production flat, and provides for the allocation of Discretionary Free Cash Flow on a quarterly basis as follows: (a) 60% predominantly in the form of variable cash dividends to be paid quarterly, as well as opportunistic debt repurchases; (b) 40% in the form of discretionary capital, to be used for opportunistic growth, including from our extensive inventory of drilling opportunities, advancing our short- and long-term sustainability initiatives, share repurchases, and/or capital retention. Discretionary Free Cash Flow is a non-GAAP financial measure used by management, as well as by external users of our financial statements. Please see “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for a reconciliation of Discretionary Free Cash Flow to cash provided by operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP.
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
We have a progressive approach to growing and evolving our businesses in today's dynamic oil and gas industry. Our strategy includes proactively engaging the many forces driving our industry and impacting our operations, whether positive or negative, to maximize the utility of our assets, create value for shareholders, and support environmental goals that align with safe, more efficient and lower emission operations. As part of our commitment to creating long-term value for our stockholders, we are dedicated to conducting our operations in an ethical, safe and responsible manner, to protecting the environment, and to taking care of our people and the communities in which we live and operate. We believe that oil and gas will remain an important part of the energy landscape going forward and our goal is to conduct our business safely and responsibly, while supporting economic stability and social equity through engagement with our stakeholders. We recognize the oil and gas industry’s role in the energy transition and advocate a co-existence between renewable and conventional energy, committed to being part of the energy transition solution by continuing to provide safe and affordable energy to our communities.
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
Adjusted EBITDA
Adjusted EBITDA is the primary financial and operating measurement that our management uses to analyze and monitor the operating performance of both our D&P business and CJWS. We also use Adjusted EBITDA in planning our capital allocation to sustain production levels and determining our strategic hedging needs aside from the hedging requirements of the 2021 RBL Facility (defined below in Liquidity and Capital Resources). Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest expense; income taxes; depreciation, depletion, and amortization (“DD&A”); derivative gains or losses net of cash received or paid for scheduled derivative settlements; impairments; stock compensation expense; and unusual and infrequent items. See “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for reconciliation of Adjusted EBITDA to net (loss) income and to net cash provided by operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP. This supplemental non-GAAP financial measure is used by management, as well as by external users of our financial statements.
Shareholder Returns
As discussed in “Management’s Discussion and Analysis—Our Company,” commencing in 2022, we implemented a shareholder return model based on our Discretionary Free Cash Flow, which is a non-GAAP measure that we define as cash flow from operations less regular fixed dividends and the capital needed to hold production flat year-over-year (see “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for reconciliation of Discretionary Free Cash Flow to cash provided by operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP). Under the shareholder return model, we intend to allocate a significant portion of the Discretionary Free Cash Flow generated each quarter to pay variable quarterly cash dividends, with the remaining Discretionary Free Cash Flow expected to be allocated to fund opportunistic debt repurchases, opportunistic growth (including from our extensive inventory of drilling opportunities), advancing our short- and long-term sustainability initiatives, share repurchases, and/or capital retention.

Our focus on shareholder returns is also demonstrated through our performance-based restricted stock awards, which include performance metrics based on the Company's average cash returned on invested capital and total stockholder return on both a relative and absolute basis. Our 2022 short-term incentive plan also includes Discretionary Free Cash Flow performance goals.
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
General and Administrative Expenses
We monitor our cash general and administrative expenses as a measure of the efficiency of our overhead activities and historically less than 10% of such costs are capitalized, which we believe is significantly less than industry norms. Such expenses are a key component of the appropriate level of support our corporate and professional team provides to the development of our assets and our day-to-day operations.
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
The COVID-19 pandemic resulted in a severe decrease in demand for oil, which created significant volatility and uncertainty in the oil and gas industry during 2020 and 2021. When combined with an excess supply of oil and related products, oil prices declined significantly in the first half of 2020. Although there has been some volatility, overall oil prices have steadily improved since the lows experienced in 2020, in line with increasing demand despite the ongoing pandemic and uncertainties surrounding the COVID-19 variants. Oil and natural gas prices increased significantly during 2022, reaching a high of almost $128 per bbl during 2022, primarily due to global supply and demand imbalances. Brent prices were 13% lower and 33% higher for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022 and September 30, 2021, respectively. Currently, global oil inventories are low relative to historical levels and supply from OPEC+ and other oil producing nations are not expected to be sufficient to meet forecasted oil demand growth for the next few years. It is believed that many OPEC+ countries will be unable to increase their production levels or even produce at expected levels due to their lack of capital investments in developing incremental oil supplies over the past few years. In October 2022, OPEC+ determined to reduce production beginning in November 2022 through December 2023 by 2 million bbls per day, due to the uncertainty surrounding the global economic and oil market outlooks. Furthermore, sanctions and import bans on Russian oil have been implemented by various countries in response to the war in Ukraine, further impacting global oil supply. Still, oil and natural gas prices have recently declined from the highs experienced in second quarter of 2022 and could decrease or increase with any changes in demand due to, among other things, uncertainty and volatility from global supply chain disruptions attributable to the pandemic, the ongoing conflict in Ukraine, international sanctions, speculation as to future actions by OPEC+, developing COVID-19 variants and the potential for a widespread COVID-19 outbreak, higher gas prices, increasing inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including a prolonged recession. Further, the volatility in oil and natural gas prices could accelerate a transition away from fossil fuels, resulting in reduced demand over the longer term. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, that are not within our control and cannot be accurately predicted.
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
Average Brent oil prices, as noted below, decreased by $14.28, or 13% for the three months ended September 30, 2022 compared to the three months ended June 30, 2022 and increased by $24.47, or 33% compared to the three months ended September 30, 2021. Though the California market generally receives Brent-influenced pricing, California oil prices are determined ultimately by local supply and demand dynamics, including third-party transportation and market takeaway infrastructure capacity.
For our California steam operations, the price we pay for fuel gas purchases is generally based on the Kern, Delivered Index for the purchases made in California and based on the Northwest, Rocky Mountains Index for the purchases made in the Rockies. The high price from these indices was $15.96 per mmbtu and the low was $5.38 per mmbtu during the third quarter of 2022, while we paid an average of $8.16 per mmbtu in this period. The price we paid on average increased by $0.86 per mmbtu, or 12% for the three months ended September 30, 2022 compared to the three months ended June 30, 2022.
The following table presents the average Brent, WTI, Kern, Delivered, Northwest, Rocky Mountains, and Henry Hub prices for the three months ended September 30, 2022, June 30, 2022 and September 30, 2021 and for the nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Oil (bbl) – Brent	$97.70	$111.98	$73.23	$102.48	$67.97
Oil (bbl) – WTI	$91.96	$108.71	$70.63	$98.39	$64.87
Natural gas (mmbtu) – Kern, Delivered	$8.74	$7.36	$5.75	$6.99	$5.65
Natural gas (mmbtu) – Northwest, Rocky Mountains	$7.79	$6.69	$3.97	$6.75	$3.23
Natural gas (mmbtu) – Henry Hub	$8.03	$7.50	$4.35	$6.74	$3.61
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
Our earnings are also affected by the performance of our cogeneration facilities. These cogeneration facilities generate both electricity and steam for our properties and electricity for off-lease sales. While a portion of the electric output of our cogeneration facilities is utilized within our production facilities to reduce operating expenses, we also sell electricity produced by two of our cogeneration facilities under contracts with terms ending in December 2023 through December 2026. The most significant input and cost of the cogeneration facilities is natural gas. We generally receive significantly more revenue from these cogeneration facilities in the summer months, most notably in June through September, due to negotiated capacity payments we receive.
Regulatory Matters
Like other companies in the oil and gas industry, both our D&P business and CJWS are subject to complex and stringent federal, state, and local laws and regulations, and California, where most of our operations and assets are located, is one of the most heavily regulated states in the United States with respect to oil and gas operations. A combination of federal, state and local laws and regulations govern most aspects of our activities in California. Collectively, the effect of the existing laws and regulations is to limit the number and location of our wells through restrictions on the use of our properties, limit our ability to develop certain assets and conduct certain operations, including through a restrictive and burdensome permitting and approval process, and regulate the amount of oil and natural gas that we can produce from our wells, potentially reducing below levels that would otherwise be possible. Additionally, the regulatory burden on the industry in the past has and in the future could result in increased costs and consequently may have an adverse effect upon operations, capital expenditures, earnings and our competitive position. Violations and liabilities with respect to these laws and regulations could also result in significant administrative, civil, or criminal penalties, remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and future prospects. Our operations in California are particularly exposed to increased regulatory risks given the stringent environmental regulations imposed on the oil and gas industry, and current political and social trends in California continue to increase limitations on and impose additional permitting, mitigation, and emission control obligations, amongst others, upon the oil and gas industry. We cannot predict what new environmental laws or regulations California may impose upon our operations in the future; however, any such future laws or regulations could materially and adversely impact our business and results of operations. For additional information about the potential impact that government regulations, including those regarding environmental matters, may have upon our business, operations, capital expenditures, earnings and competitive position, please see Part I, Item 1 “Regulatory Matters,” as well as Part I, Item 1A. “Risk Factors” in our Annual Report.
Our oil and gas operations in California are subject to compliance with the California Environmental Quality Act (“CEQA”), and we cannot receive certain permits and other approvals required for our operations until we have demonstrated compliance with CEQA. There have been a number of developments at both the California state and local levels that have resulted in delays in the issuance of new drilling permits for oil and gas activities in Kern County where all of our California assets are located, as well as a more time- and cost- intensive permitting process. Most notably, in Kern County, we historically have satisfied CEQA by complying with the local oil and gas ordinance, which was supported by an Environmental Impact Report (an “EIR”) covering oil and gas operations in Kern County (“Kern County EIR”). In 2020, a lawsuit was filed challenging the Kern County EIR, and subsequently the California Fifth District Court of Appeals issued a ruling invalidating a portion of the Kern County EIR until Kern County made certain revisions to the Kern County EIR and recertified it (“Kern County Ruling”). To address the Kern County Ruling, Kern County prepared a supplemental EIR which was approved by the Kern County Board of Supervisors in March 2021. Following further challenges by plaintiffs, a Kern County Superior Court judge suspended use of the Kern County EIR as supplemented, stopping the issuance of new oil and gas permits by Kern County in October 2021 (the “Kern County Permit Suspension”), pending a determination by the Kern County Superior Court that the Kern County EIR complied with the CEQA requirements. In June 2022, the Kern County Superior Court ruled in favor of Kern County in part but also found that the supplemental Kern County EIR still failed to meet the minimum requirements of CEQA. In August 2022, the Kern County Board of Supervisors approved changes which addressed four discrete issues identified by the court in its June 2022 ruling. Following a hearing in September 2022, the Kern County Superior Court subsequently issued a ruling in October 2022 determining that the Kern County supplemental EIR was not decertified, but ordered Kern County to address the four discrete issues previously identified before the Kern County Permit Suspension could be lifted. These four discrete issues included requirements for the removal of offsite legacy equipment to mitigate agricultural land use impacts, revising emissions reduction requirements to address particulate matter, the establishment of a drinking water grant fund for disadvantaged communities in Kern County, and updating the local oil and gas ordinance to reflect these requirements. Kern County filed notice with the court of the changes on October 12, 2022. However, the plaintiffs have objected to the adequacy of Kern County’s changes and a final decision from the Kern County Superior Court remains pending. Although we are cautiously optimistic that this matter will be favorably resolved in the near term, at this time, we cannot predict the timing of the Kern County Superior Court’s ruling nor the outcome, including the extent to which the expected or other new additional requirements incorporated into the supplemental Kern County EIR may impact our business, financial condition, results of operation and future prospects. Importantly, neither the Kern County Ruling nor the Kern County Permit Suspension invalidated existing permits and, in part due to our contingency planning efforts, our operations have not been materially impacted to date.
Until Kern County is able to resume the ability to issue permits, our ability to obtain new permits and approvals to enable our future plans in Kern County requires demonstrating compliance with CEQA to CalGEM. We were able to secure some new drill permits from CalGEM in specific operational areas where the CEQA environmental analyses had already been completed by a predecessor entity, which CalGEM recognized as satisfying the CEQA compliance obligation. Demonstrating CEQA compliance without being able to reference the Kern County EIR (which we cannot currently do due to the Kern County Permit Suspension) or another CEQA-compliant environmental analysis is a more technical, time and cost intensive process and may, among other things, require that we conduct an extensive environmental impact review. As a result of the Kern County Permit Suspension, we together with other Kern County operators have experienced significant delays in the issuance of permits for new wells by CalGEM, in part due to the more intensive permitting process and CEQA compliance requirements for new wells, which we expect will continue to be the case until the Kern County Permit Suspension is resolved. We have submitted applications for additional permits that we believe, if received on a timely basis together with the permits already received, would enable us to execute our currently anticipated 2023 drilling program. However, there is no assurance that such additional permits will be approved in a timely manner or at all, even if the Kern County Permit Suspension is lifted. Fortunately, we have not experienced delays in the issuance of permits for the workover or recompletion of existing wells or other activities re-using existing well bores, for which the environmental review is expedited because the well already exists and the environmental impact analysis is simpler to conduct.
We timely submitted permit applications for the new wells contemplated by our 2022 capital development. However, due to the delays in permit issuance discussed above and insufficient permit inventory, beginning in the second quarter the execution of our remaining 2022 capital development program ultimately required an increase in workovers, recompletions and other activities re-using existing well bores and deployment of techniques to increase production from existing producing wells (referred to as our “base production”), and decrease in the number of new wells drilled in California contemplated by our initial program. Our plans for the remainder of the year will depend on whether and when we receive permits to drill new wells, as well as other key approvals (such as UIC permits to support water disposal) required to support planned activities. If we are unable to timely obtain those permits or approvals, our planned 2022 production could be adversely impacted and we may need to further modify our 2022 capital development program and alter our planned capital expenditures or deploy that capital to other activities. However, at this time we do not expect our planned 2022 production or results of operations to be materially impacted even if we are unable to timely obtain those permits and approvals because we currently believe we can continue to offset production from planned new wells with increased production from workover and other activities re-using existing well bores, as well as from our base production through field optimization initiatives. At this time we expect that approximately 94% of our planned 2022 production will come from our base production, with the remainder from workovers and other activities related to existing well bores, as well as from new wells drilled during the year.
Separately, on September 16, 2022, the Governor of California signed into law Senate Bill No. 1137 which establishes 3,200 feet as the minimum distance between new oil and gas production wells and certain sensitive receptors such as homes, schools or parks effective January 1, 2023. Additional provisions, among others, imposed EH&S controls applicable to wells located within this distance of sensitive receptors related to noise, light, and dust pollution controls and air emission monitoring, and the immediate suspension of operations at production facilities determined not to be in compliance with certain air emission requirements. These additional provisions are effective January 1, 2025. We are currently evaluating the impact of Senate Bill No. 1137 on our assets (specifically including reserves) and development plans while actively pursuing mitigation efforts with respect to the potential impacts on current and planned wells.
Additionally, President Biden signed the Inflation Reduction Act (“IRA”) into law on August 16, 2022 which, among other provisions, imposes a fee on the emissions of methane from certain sources in the oil and natural gas sector. Beginning in 2024, the IRA’s methane emissions charge imposes a fee on excess methane emissions from certain oil and gas facilities, starting at $900 per metric ton of leaked methane in 2024 and rising to $1,200 in 2025, and $1,500 in 2026 and thereafter. The imposition of this fee and other provisions of the IRA could increase our operating costs and accelerate the transition away from oil and gas, which could adversely affect our business and results of operations.
Inflation
The U.S. inflation rate has been steadily increasing since 2021 and throughout 2022. These inflationary pressures have resulted in and may result in additional increases to the costs of our goods, services and personnel, which in turn cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the U.S. Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which—or the combination thereof—could adversely affect our business and results of operations.
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

Natural gas prices fluctuate based on seasonal and other market-related impacts. For example, natural gas prices increased significantly during the first three quarters of 2022, reflecting a premium driven by European instability which brought new demand for domestic production as a way to replace natural gas previously produced by Russia, as well as lower storage levels and damage to the Nord Stream pipeline connecting Russia to the rest of Europe for gas supplies. We purchase significantly more gas than we sell to generate steam and electricity in our cogeneration facilities for our production activities in our D&P business. As a result, our key exposure to gas prices is in our costs. We mitigate a substantial portion of this exposure by selling excess electricity from our cogeneration operations to third parties. The pricing of these electricity sales is closely tied to the purchase price of natural gas. These sales are generally higher in the summer months as they include seasonal capacity amounts. We also hedge a significant portion of the gas we expect to consume and in 2021 we entered into new pipeline capacity agreements for the shipment of natural gas from the Rockies to our operations in California to help limit our exposure to fuel gas purchase price fluctuations.
Capital Expenditures
For the three and nine months ended September 30, 2022, our consolidated capital expenditures were approximately $41 million and $103 million, respectively, on an accrual basis including capitalized overhead and interest and excluding acquisitions and asset retirement spending. Approximately 47% and 42% of capital expenditures for the nine months ended September 30, 2022 was directed to California oil and Utah operations, respectively.
Our budget for 2022 capital expenditures for D&P operations and corporate activities was approximately $125 to $135 million, excluding $8 million for CJWS, the planned use of which was expected to keep our annual production relatively flat to 2021 after taking into account the impact of acquisitions and divestitures completed in late 2021 and early 2022. Based on activity to date and expected for the remainder of 2022, we currently anticipate our full year capital expenditures will be slightly more than our initial budget and will be between $140 and $145 million. We have adjusted our planned California capital program in late 2022 based on the success of recent development activity. To keep up the momentum into 2023, we are accelerating our development program during the fourth quarter of 2022. Additionally, due to the results achieved from mid-year workover and recompletion activity in Utah, we allocated incremental funding to perform additional workovers in Utah. The increase in full-year capital expenditures is also partially due to cost inflation in excess of our initial expectations, which we began to experience mid-year.
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
Additionally and not included in the capital expenditures noted above, for the full year 2022, we plan to spend approximately $21 million to $24 million on plugging and abandonment activities, including 280 to 320 wells and satisfying our annual obligations under the California Idle Well Management Program. We spent approximately $5 million and $16 million for plugging and abandonment activities in the three months and nine months ended September 30, 2022, respectively. Our well servicing and abandonment segment expects to plug and abandon approximately 2,500 to 3,000 wells for their third-party customers in 2022, helping to safely address the environmental hazards and other risks from California’s number of idle wells. In the nine months ended September 30, 2022, our wells servicing and abandonment segment plugged and abandoned 2,100 wells for third-party customers.

Summary by Area
The following table shows a summary by area of our selected historical financial and operating information for our development and production operations for the periods indicated.

	California (San Joaquin and Ventura basins)(3)
	Three Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021
($ in thousands, except prices)
Oil, natural gas and natural gas liquids sales	$175,245	$204,706	$140,160
Operating income(1)	$57,864	$63,608	$26,652
Depreciation, depletion, and amortization (DD&A)	$33,979	$34,074	$35,252
Average daily production (mboe/d)	20.8	21.0	21.8
Production (oil % of total)	100%	100%	100%
Realized sales prices:
Oil (per bbl)	$91.67	$107.31	$69.92
NGLs (per bbl)	$—	$—	$—
Gas (per mcf)	$—	$—	$—
Capital expenditures(2)	$15,220	$18,672	$29,806

	Utah (Uinta basin)			Colorado (Piceance basin)(4)
	Three Months Ended			Three Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	June 30, 2022	September 30, 2021
($ in thousands, except prices)
Oil, natural gas and natural gas liquids sales	$28,323	$35,338	$18,118	$—	$—	$2,779
Operating income(1)	$11,123	$20,579	$7,246	$—	$—	$2,360
Depreciation, depletion, and amortization (DD&A)	$2,278	$964	$611	$—	$—	$38
Average daily production (mboe/d)	5.0	5.2	4.4	—	—	1.2
Production (oil % of total)	57%	57%	50%	—%	—%	1%
Realized sales prices:
Oil (per bbl)	$73.83	$94.47	$60.09	$—	$—	$66.97
NGLs (per bbl)	$40.72	$56.47	$40.88	$—	$—	$—
Gas (per mcf)	$7.95	$7.35	$4.31	$—	$—	$4.24
Capital expenditures(2)	$21,196	$11,563	$5,728	$—	$—	$—
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

Production and Prices
The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Three Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021
Average daily production:(1)
Oil (mbbl/d)	23.7	24.0	24.1
Natural Gas (mmcf/d)	10.4	11.0	17.6
NGL (mbbl/d)	0.4	0.4	0.4
Total (mboe/d)(2)	25.8	26.2	27.4
Total Production:
Oil (mbbl)	2,171	2,182	2,211
Natural gas (mmcf)	953	999	1,615
NGLs (mbbl)	39	37	39
Total (mboe)(2)	2,369	2,386	2,519
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$89.54	$105.70	$69.01
Effects of scheduled derivative settlements ($/bbl)	$(13.13)	$(21.92)	$(14.66)
Oil with hedges ($/bbl)	$76.41	$83.78	$54.35
Natural gas ($/mcf)	$7.95	$7.35	$4.29
NGL ($/bbl)	$40.72	$56.47	$40.88
Average Benchmark prices:
Oil (bbl) – Brent	$97.70	$111.98	$73.23
Oil (bbl) – WTI	$91.96	$108.71	$70.63
Natural gas (mmbtu) – Kern, Delivered(3)	$8.74	$7.36	$5.75
Natural gas (mmbtu) – Northwest, Rocky Mountains	$7.79	$6.69	$3.97
Natural gas (mmbtu) – Henry Hub(4)	$8.03	$7.50	$4.35
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the three months ended September 30, 2022, the average prices of Brent oil and Henry Hub natural gas were $97.70 per bbl and $8.03 per mmbtu.
(3)    Kern, Delivered Index is the relevant index used for gas purchases in California.
(4)    Henry Hub is the relevant index used for gas sales in the Rockies.

The following table sets forth average daily production by operating area for the periods indicated:

	Three Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021
Average daily production (mboe/d):(1)
California(2)	20.8	21.0	21.8
Utah	5.0	5.2	4.4
Colorado(3)	—	—	1.2
Total average daily production	25.8	26.2	27.4
__________
(1)    Production represents volumes sold during the period.
(2)    In October 2021, we divested our Placerita (California) properties, exclusively oil production, which had average production of 0.8 mbbl/d in the third quarter 2021.
(3)    In January 2022, we divested all of our natural gas properties in Colorado.
On a sequential basis, our average daily production decreased by 0.4 mboe/d for the three months ended September 30, 2022, compared to the second quarter 2022. Our California production was 20.8 mboe/d for the third quarter of 2022, a decrease of 0.2 mboe/d from the second quarter 2022, which was largely due to fewer new wells added in the third quarter than in the second quarter, partially offset by workovers and other activities re-using existing well bores. Our Utah production decreased largely due to fewer wells completed and placed on production in the third quarter than in the second quarter.

Average daily production for the three months ended September 30, 2021 included properties that have since been divested, specifically, Placerita properties in California and Piceance properties in Colorado, which were our only assets in Colorado. The combined production from these properties was 2.0 mboe/d in the third quarter 2021 (1.2 mboe/d in Colorado and 0.8 mboe/d in California) and there was no production from these properties in the second and third quarters of 2022.

Average daily production in California for the three months ended September 30, 2022 decreased 0.2 mboe/d compared to the same period in 2021, when excluding the production from the Placerita properties for 2021. The decrease was due to decreased development activity in California during 2022. The year-over-year increase in the Utah production was driven by the addition of the Antelope Creek properties we acquired in February 2022.

The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Nine Months Ended
	September 30, 2022	September 30, 2021
Average daily production:(1)
Oil (mbbl/d)	24.0	24.0
Natural Gas (mmcf/d)	11.0	17.3
NGL (mbbl/d)	0.4	0.4
Total (mboe/d)(2)	26.2	27.3
Total Production:
Oil (mbbl)	6,551	6,545
Natural gas (mmcf)	2,990	4,728
NGLs (mbbl)	111	105
Total (mboe)(2)	7,160	7,438
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$95.83	$63.59
Effects of scheduled derivative settlements ($/bbl)	$(16.81)	$(15.03)
Oil with hedges ($/bbl)	$79.02	$48.56
Natural gas ($/mcf)	$6.99	$5.16
NGL ($/bbl)	$47.98	$32.97
Average Benchmark prices:
Oil (bbl) – Brent	$102.48	$67.97
Oil (bbl) – WTI	$98.39	$64.87
Gas (mmbtu) – Kern, Delivered(3)	$6.99	$5.65
Natural gas (mmbtu) – Northwest, Rocky Mountains	$6.75	$3.23
Natural gas (mmbtu) – Henry Hub(4)	$6.74	$3.61
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, during the nine months ended September 30, 2022, the average prices of Brent oil and Henry Hub natural gas were $102.48 per bbl and $6.74 per mmbtu respectively.
(3)    Kern, Delivered Index is the relevant index used for gas purchases in California.
(4)    Henry Hub is the relevant index used for gas sales in the Rockies.

The following table sets forth average daily production by operating area for the periods indicated:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Average daily production (mboe/d):(1)
California(2)	21.3	21.8
Utah	4.8	4.3
Colorado(3)	0.1	1.2
Total average daily production	26.2	27.3
__________
(1)    Production represents volumes sold during the period.
(2)    In October 2021, we divested our Placerita (California) properties, exclusively oil production, which had average production of 0.8 mbbl/d in the third quarter 2021.
(3)    In January 2022, we divested all of our natural gas properties in Colorado.

Average daily production for the nine months ended September 30, 2022 included 0.9 mboe/d of production from the Antelope Creek (Utah) asset acquired in the first quarter of 2022 and 0.1 mboe/d of production from the Piceance (Colorado) asset, which was divested in the first quarter of 2022. The nine months ended September 30, 2021 included 1.2 mboe/d of production from the Colorado assets, as well as 0.8 mboe/d of production from the Placerita asset in California, which was divested in the fourth quarter of 2021.

On a comparable basis, when excluding the volumes from these acquisitions and divestitures, California produced 21.3 mboe/d for the nine months ended September 30, 2022, a 0.3 mboe/d increase when compared to the nine months ended September 30, 2021. When excluding the volumes from these transactions, our total production was essentially flat for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. We drilled 51 wells in California in the first nine months of 2022, of which 39 were producing wells, eight were delineation wells and four were observation wells. We also drilled 12 wells in Uinta, all of which were producing wells.

Results of Operations
Three Months Ended September 30, 2022 compared to Three Months Ended June 30, 2022.

	Three Months Ended
	September 30, 2022	June 30, 2022	$ Change	% Change
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$203,585	$240,071	$(36,486)	(15)%
Service revenue	48,594	46,178	2,416	5%
Electricity sales	9,711	7,419	2,292	31%
Gain (losses) on oil and gas sales derivatives	114,279	(40,658)	154,937	n/a
Marketing and other revenues	277	120	157	131%
Total revenues and other	$376,446	$253,130	$123,316	49%
Revenues and Other
Oil, natural gas and NGL sales decreased by $36 million, or 15%, to approximately $204 million for the three months ended September 30, 2022, compared to the three months ended June 30, 2022. The decrease was driven by $35 million lower unhedged oil prices, including the approximate $2 per bbl impact from discounts applied to approximately 25% of third quarter California volumes due to an unexpected third-party pipeline outage for unplanned repairs during most of the third quarter of 2022, as well as $1 million decrease due to lower oil volumes. The unplanned repairs on the pipeline are ongoing and the Company currently expects the outage to extend into the first quarter of 2023, which may require additional volumes to be sold at a discount until resolved.
Service revenue consisted entirely of revenue from the well servicing and abandonment business. Service revenue increased by $2 million or 5% to approximately $49 million in the third quarter 2022, due to increased activity, which is partially seasonal, and rate increases effective late second quarter to offset a portion of cost inflation.
Electricity sales represent sales to utilities and increased $2 million, or 31%, to approximately $10 million for the three months ended September 30, 2022 compared to the three months ended June 30, 2022. This increase was largely due to higher unit sales prices driven by higher natural gas prices.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement loss for the three months ended September 30, 2022 was $29 million and the loss for the three months ended June 30, 2022 was $48 million. The quarter-over-quarter decrease in settlement losses was driven by an approximately $14 per bbl decline in index prices. The mark-to-market non-cash gain was $143 million and $7 million for the three months ended September 30, 2022 and June 30, 2022, respectively, due to a narrower spread between future market prices and the fixed price at the end of the quarter compared to that of the respective previous quarter. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).
Marketing and other revenues, which included third-party marketing activities, were not material for the three months ended September 30, 2022 and June 30, 2022.

	Three Months Ended		$ Change	% Change
	September 30, 2022	June 30, 2022
	(in thousands, except expenses per boe)
Expenses and other:
Lease operating expenses	$79,141	$72,455	$6,686	9%
Costs of services	37,628	36,709	919	3%
Electricity generation expenses	6,055	6,122	(67)	(1)%
Transportation expenses	1,277	1,108	169	15%
General and administrative expenses	23,388	23,183	205	1%
Depreciation, depletion and amortization	39,506	38,055	1,451	4%
Taxes, other than income taxes	7,335	11,214	(3,879)	(35)%
(Gains) losses on natural gas purchase derivatives	(28,942)	10,661	(39,603)	n/a
Other operating expenses	623	353	270	76%
Total expenses and other	166,011	199,860	(33,849)	(17)%
Other (expenses) income:
Interest expense	(7,867)	(7,729)	(138)	2%
Other, net	(24)	(42)	18	(43)%
Total other (expenses) income	(7,891)	(7,771)	(120)	2%
Income before income taxes	202,544	45,499	157,045	345%
Income tax expense	10,884	2,145	8,739	407%
Net income	$191,660	$43,354	$148,306	342%

Expenses per boe:(1)
Lease operating expenses	$33.40	$30.37	$3.03	10%
Electricity generation expenses	2.56	2.57	(0.01)	—%
Electricity sales(1)	(4.10)	(3.11)	(0.99)	32%
Transportation expenses	0.54	0.46	0.08	17%
Transportation sales(1)	(0.12)	(0.05)	(0.07)	140%
Derivatives settlements received for gas purchases(1)	(5.82)	(4.27)	(1.55)	36%
Total operating expenses	$26.46	$25.97	$0.49	2%
Total unhedged operating expenses(2)	$32.28	$30.24	$2.04	7%

Total non-energy operating expenses(3)	$17.59	$16.10	$1.49	9%
Total energy operating expenses(4)	$8.87	$9.87	$(1.00)	(10)%

General and administrative expenses(5)	$9.87	$9.72	$0.15	2%
Depreciation, depletion and amortization	$16.67	$15.95	$0.72	5%
Taxes, other than income taxes	$3.10	$4.70	$(1.60)	(34)%
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
(5)    Includes non-recurring costs and non-cash stock compensation expense, in aggregate, of approximately $1.81 per boe and $1.77 per boe for the three months ended September 30, 2022 and June 30, 2022, respectively.
Expenses and Other
In accordance with GAAP, we report sales of electricity, marketing and transportation activities (as applicable) separately in our financial statements as revenues. However, these revenues are viewed and used internally in calculating operating expenses, which are used to track and analyze the economics of development projects and the efficiency of our hydrocarbon recovery.
Operating expenses are defined above in “How We Plan and Evaluate Operations”, which include electricity, marketing and transportation revenues. On a hedged basis, operating expenses increased by $0.49 per boe, or 2%, to $26.46 for the third quarter of 2022 compared to the second quarter of 2022. During the third quarter, non-energy operating expenses increased $1.49 per boe due to higher seasonal power rates and other field operating costs. A portion of the increased costs in non-energy operating expenses were driven by inflation. Energy operating expense decreased $1.00 per boe in the third quarter compared to the second quarter of 2022 due to higher electricity sales. Higher gas purchase settlements mitigated the impact of higher purchase prices.
Unhedged lease operating expenses per boe increased by 10%, or $3.03, to $33.40 for the three months ended September 30, 2022, compared to $30.37 per boe for the three months ended June 30, 2022, generally for the same reasons noted above for non-energy expense. Unhedged average fuel purchase price per mmbtu increased 12% while consumption declined 3% in the third quarter compared to the second quarter, which when combined resulted in a $1.09 per boe higher unhedged higher fuel costs for our California steam operations.
Cost of services in 2022 consisted entirely of costs from the well servicing and abandonment business. Cost of services increased by $1 million, or 3%, to $38 million in the third quarter of 2022, mainly due to higher activity, which is partially driven by a seasonal impact.
Electricity generation expenses were relatively flat at $2.56 per boe for the three months ended September 30, 2022, compared to $2.57 per boe for the three months ended June 30, 2022.
Gains and losses on natural gas purchase derivatives resulted in a $29 million gain for the three months ended September 30, 2022 and a loss of $11 million in the three months ended June 30, 2022. Settlement gains for the three months ended September 30, 2022 and June 30, 2022 were $14 million, or $5.82 per boe, and $10 million, or $4.27 per boe, respectively, and increased due to higher index prices relative to the derivative fixed prices of settled positions in the third quarter of 2022 compared to the second quarter. The mark-to-market valuation gain was $15 million for the three months ended September 30, 2022 and a loss of $21 million for the three months ended June 30, 2022. Because we are the fixed price payer on these natural gas swaps, generally, period to period increases (decreases) in the associated price index create valuation gains (losses).
Transportation expenses were comparable for the periods presented.
General and administrative expenses were flat at $23 million for the three months ended September 30, 2022 and the three months ended June 30, 2022. For the three months ended September 30, 2022 and June 30, 2022, general and administrative expenses included non-cash stock compensation costs of approximately $4.3 million. We incurred no non-recurring costs for the three months ended September 30, 2022 and June 30, 2022. Less than 10% of our overhead is capitalized and thus excluded from general and administrative expenses.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs, were $19 million for the three months ended September 30, 2022, and was flat compared to the three months ended June 30, 2022. See “—Non-GAAP Financial Measures” for a reconciliation of adjusted general and administrative expense to general and administrative expenses, the most directly comparable financial measures calculated and presented in accordance with GAAP.
DD&A increased 4% to $40 million for the three months ended September 30, 2022 compared to the three months ended June 30, 2022. The increase was driven by the mix of production in the D&P segment.
Taxes, Other Than Income Taxes

	Three Months Ended		$ Change	% Change
	September 30, 2022	June 30, 2022
	(per boe)
Severance taxes	$1.45	$1.54	$(0.09)	(6)%
Ad valorem and property taxes	1.48	1.49	(0.01)	(1)%
Greenhouse gas allowances	0.17	1.67	(1.50)	(90)%
Total taxes other than income taxes	$3.10	$4.70	$(1.60)	(34)%
Taxes, other than income taxes, decreased in the three months ended September 30, 2022 by $1.60 per boe, or 34%, to $3.10. The reduction in third quarter 2022 greenhouse gas (“GHG”) costs was a result of lower mark-to-market prices compared to the second quarter of 2022. Severance taxes were lower in the third quarter of 2022 due to lower revenue.
Other Operating Expenses
Other operating expenses were comparable for periods presented.
Interest Expense
Interest expense was relatively flat at $8 million for each of the three months ended September 30, 2022 and June 30, 2022.
Income Taxes
Our effective tax rate was comparable at approximately 5% for the three months ended September 30, 2022, and June 30, 2022.

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021.

	Three Months Ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$203,585	$161,058	$42,527	26%
Service revenue	48,594	—	48,594	100%
Electricity sales	9,711	12,371	(2,660)	(22)%
Gains (losses) on oil and gas sales derivatives	114,279	(30,864)	145,143	n/a
Marketing and other revenues	277	849	(572)	(67)%
Total revenues and other	$376,446	$143,414	$233,032	162%
Revenues and Other
Oil, natural gas and NGL sales increased by $43 million, or 26%, to approximately $204 million for the three months ended September 30, 2022 when compared to the three months ended September 30, 2021. This variance was principally the result of higher unhedged commodity prices.
Service revenue in the third quarter 2022 was $49 million and there was no corresponding revenue in the third quarter 2021 as we acquired this business on October 1, 2021.
Electricity sales represent sales to utilities, and decreased by approximately $3 million, or 22%, to approximately $10 million for the three months ended September 30, 2022 when compared to the three months ended September 30, 2021. The decrease was largely due to lower unit sales volumes driven by the sale of our Placerita asset, which included our largest electricity-generating cogeneration facility (“cogen”), in the fourth quarter 2021. For the three years prior to divestiture the Placerita cogen accounted for approximately 41% of our electrical sales.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement losses for the three months ended September 30, 2022 and the three months ended September 30, 2021 were $29 million and $32 million, respectively. The quarter-over-quarter decrease in settlement losses were driven by lower oil prices relative to our derivative fixed prices in the third quarter of 2022 than that of the same period in 2021. Notional volumes were 15 mbbl/d in the third quarter 2022 and 14 mbbls/d in the third quarter 2021. The mark-to-market non-cash gain was $143 million and $1 million for the three months ended September 30, 2022 and September 30, 2021, respectively, due to a narrower spread between future market prices and the fixed price at the end of the quarter compared to that of the respective previous quarter. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).
Marketing and other revenues were not material for the three months ended September 30, 2022 and September 30, 2021.

	Three Months Ended September 30,		$ Change	% Change
	2022	2021
	(in thousands, except expenses per boe)
Expenses and other:
Lease operating expenses	$79,141	$60,930	$18,211	30%
Costs of services	37,628	—	37,628	100%
Electricity generation expenses	6,055	7,128	(1,073)	(15)%
Transportation expenses	1,277	1,806	(529)	(29)%
Marketing expenses	—	715	(715)	(100)%
General and administrative expenses	23,388	17,614	5,774	33%
Depreciation, depletion and amortization	39,506	35,902	3,604	10%
Taxes, other than income taxes	7,335	13,420	(6,085)	(45)%
Gains on natural gas purchase derivatives	(28,942)	(14,980)	(13,962)	93%
Other operating expenses	623	3,986	(3,363)	(84)%
Total expenses and other	166,011	126,521	39,490	31%
Other (expenses) income:
Interest expense	(7,867)	(7,810)	(57)	1%
Other, net	(24)	(5)	(19)	380%
Total other (expenses) income	(7,891)	(7,815)	(76)	1%
Income before income taxes	202,544	9,078	193,466	2,131%
Income tax expense (benefit)	10,884	(758)	11,642	(1,536)%
Net income	$191,660	$9,836	$181,824	(1,849)%

Expenses per boe:(1)
Lease operating expenses	$33.40	$24.20	$9.20	38%
Electricity generation expenses	2.56	2.83	(0.27)	(10)%
Electricity sales(1)	(4.10)	(4.91)	0.81	(16)%
Transportation expenses	0.54	0.72	(0.18)	(25)%
Transportation sales(1)	(0.12)	(0.05)	(0.07)	140%
Marketing expenses	—	0.28	(0.28)	(100)%
Marketing revenues(1)	—	(0.29)	0.29	(100)%
Derivatives settlements received for gas purchases(1)	(5.82)	(5.60)	(0.22)	4%
Total operating expenses	$26.46	$17.18	$9.28	54%
Total unhedged operating expenses(2)	$32.28	$22.78	$9.50	42%

Total non-energy operating expenses(3)	$17.59	$13.59	$4.00	29%
Total energy operating expenses(4)	$8.87	$3.59	$5.28	147%

General and administrative expenses(5)	$9.87	$6.99	$2.88	41%
Depreciation, depletion and amortization	$16.67	$14.25	$2.42	17%
Taxes, other than income taxes	$3.10	$5.33	$(2.23)	(42)%
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
(5)    Includes non-recurring costs and non-cash stock compensation expense, in aggregate, of approximately $1.81 per boe and $1.66 per boe for the three months ended September 30, 2022 and September 30, 2021, respectively.
Expenses and Other
On a hedged basis, operating expenses, increased by 54%, or $9.28 per boe, to $26.46 per boe for the third quarter of 2022 compared to $17.18 per boe for the third quarter of 2021. This increase was due to higher energy operating expense of $5.28 per boe and non-energy operating expense of $4.00 per boe. Energy operating expense increased largely due to higher hedged natural gas purchase prices. Non-energy operating expense increased due to higher power rates and other field operating costs. A portion of the increased costs in non-energy operating expenses were driven by inflation.
Unhedged lease operating expenses were $33.40 per boe for the three months ended September 30, 2022, a 38% or $9.20 per boe increase compared to $24.20 for the three months ended September 30, 2021. Unhedged fuel costs for our California steam operations increased $4.97 per boe. Unhedged average fuel purchase price per mmbtu increased 41% in the third quarter of 2022 compared to the third quarter of 2021 and gas volumes purchased were down 11%. Non-fuel lease operating expense increased $4.23 per boe, generally for the same reasons noted above for non-energy operating expense.
Cost of services in the third quarter of 2022 were $38 million and there were no costs of services in the third quarter of 2021, as we acquired the well servicing and abandonment business on October 1, 2021.
Electricity generation expenses decreased approximately 10% to $2.56 per boe for the three months ended September 30, 2022 from $2.83 per boe for the same period in 2021 due to the Placerita properties sale, partially offset by higher natural gas costs. Fuel costs included in electricity generation expenses exclude the effects of natural gas derivative settlements.
Gains and losses on natural gas purchase derivatives for the three months ended September 30, 2022 and September 30, 2021 resulted in a gain of $29 million and $15 million, respectively. Settlement gains for the three months ended September 30, 2022 and September 30, 2021 were $14 million in each period, or $5.82 per boe and $5.60 per boe, respectively. The mark-to-market non-cash gain was $15 million and $1 million for the three months ended September 30, 2022 and September 30, 2021, respectively, due to a larger spread between future market prices and the derivative fixed price at the end of the quarter compared to that of the respective previous quarter. Because we are the fixed price payer on these natural gas swaps, generally, period to period increases (decreases) in the associated price index create valuation gains (losses).
Transportation expenses decreased to $0.54 per boe for the three months ended September 30, 2022 compared to $0.72 per boe for the three months ended September 30, 2021, primarily due to the sale of our Piceance operations the first quarter of 2022.
Marketing expenses were not material for the three months ended September 30, 2022 and September 30, 2021.
General and administrative expenses increased $6 million, or 33%, to approximately $23 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. For the three months ended September 30, 2022 and September 30, 2021, general and administrative expenses included non-cash stock compensation costs of approximately $4 million in each period. We incurred approximately $0.7 million related to the CJWS acquisition which have been categorized as non-recurring for the three months ended September 30, 2021. There were no non-recurring expenses in the same period of 2022. The third quarter of 2022 also included $3 million of general and administrative expenses from the well servicing and abandonment segment which had no corresponding amount in 2021 as we purchased CJWS in the fourth quarter of 2021.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs, increased 46% to $19 million for the three months ended September 30, 2022 compared to $13 million for the three months ended September 30, 2021. The substantial majority of the increase was due to the acquisition of CJWS, as well as higher legal and other professional service expenses and employee costs.
DD&A for the third quarter of 2022 increased approximately $4 million to $40 million when compared to the third quarter of 2021 driven primarily by CJWS and slightly higher DD&A rates for the D&P segment, partially offset by lower production.
Taxes, Other Than Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2022	2021
	(per boe)
Severance taxes	$1.45	$0.80	$0.65	81%
Ad valorem and property taxes	1.48	1.73	(0.25)	(14)%
Greenhouse gas allowances	0.17	2.80	(2.63)	(94)%
Total taxes other than income taxes	$3.10	$5.33	$(2.23)	(42)%
Taxes, other than income taxes decreased 42% to $3.10 per boe for the three months ended September 30, 2022 compared to $5.33 per boe for the three months ended September 30, 2021. Severance taxes increased due to higher production and prices in Utah, while property taxes were lower due to the divestitures of Piceance and Placerita. GHG expense was significantly lower, largely due to lower emissions which resulted from the divestiture of Placerita and its cogeneration facility, as well as lower prices.
Other Operating Expenses (Income)
Other operating expenses decreased $3 million or 84% to less than $1 million for the three months ended September 30, 2022 when compared to the same quarter in 2021. The decrease is primarily due to $3 million of unamortized debt issuance costs related to the termination of the 2017 RBL facility incurred in three months ended September 30, 2021.
Interest Expense
Interest expense was comparable in the three months ended September 30, 2022 and September 30, 2021.
Income Taxes
Our effective tax rate was approximately 5% for the three months ended September 30, 2022 compared to (8)% for the three months ended September 30, 2021. The rates were impacted by changes in the valuation allowance recorded against deferred tax assets.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021.

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$654,007	$444,098	$209,909	47%
Service revenue	134,608	—	134,608	100%
Electricity sales	22,549	29,328	(6,779)	(23)%
Losses on oil and gas sales derivatives	(88,237)	(140,021)	51,784	(37)%
Marketing and other revenues	731	3,459	(2,728)	(79)%
Total revenues and other	$723,658	$336,864	$386,794	115%
Revenues and Other
Oil, natural gas and NGL sales increased by $210 million, or 47%, to approximately $654 million for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021. The increase was driven by higher realized prices, partially offset by pricing discounts applied to approximately 25% of third quarter California volumes due to an unexpected third party pipeline outage for unplanned repairs during most of the third quarter of 2022.
Service revenue consisted entirely of revenue from the well servicing and abandonment business we acquired on October 1, 2021, thus no prior period revenue.
Electricity sales, which represent sales to utilities, decreased $7 million, or 23%, to $23 million for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021. The decrease was primarily due to lower sales volume as a result of the sale of a cogeneration facility which was part of the Placerita divestiture in late 2021.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. We had settlement losses of $110 million and $96 million for the nine months ended September 30, 2022 and the nine months ended September 30, 2021, respectively. The period over period increase in settlement losses was driven by a wider spread between the settled derivative fixed prices and index oil prices in the nine months ended September 30, 2022 compared to the same period of 2021. Partially offsetting this effect, notional volumes decreased to 14 mbbl/d in the nine months ended September 30, 2022 from 17 mbbl/d in the nine months ended September 30, 2021. The mark-to-market non-cash gain of $22 million for the nine months ended September 30, 2022 was the result of lower futures prices relative to the derivative fixed prices. Conversely, the $44 million loss in the same period of 2021 was due to higher futures prices relative to the derivative fixed prices, as measured at the end of their respective periods. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).
Marketing and other revenues decreased approximately $3 million for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021 due to the sale of our Piceance Colorado operations in the fourth quarter of 2021, which included third-party marketing activities. Piceance has historically accounted for nearly all of our marketing revenues.

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
	(in thousands, except expenses per boe)
Expenses and other:
Lease operating expenses	$214,720	$168,756	$45,964	27%
Costs of services	107,809	—	107,809	100%
Electricity generation expenses	16,640	19,488	(2,848)	(15)%
Transportation expenses	3,543	5,139	(1,596)	(31)%
Marketing expenses	299	2,986	(2,687)	(90)%
General and administrative expenses	69,513	50,749	18,764	37%
Depreciation, depletion and amortization	117,338	105,592	11,746	11%
Taxes, other than income taxes	25,154	34,580	(9,426)	(27)%
Gains on natural gas purchase derivatives	(47,335)	(54,349)	7,014	(13)%
Other operating expenses	4,745	4,827	(82)	(2)%
Total expenses and other	512,426	337,768	174,658	52%
Other (expenses) income:
Interest expense	(23,271)	(24,513)	1,242	(5)%
Other, net	(79)	(156)	77	(49)%
Total other (expenses) income	(23,350)	(24,669)	1,319	(5)%
Income (loss) before income taxes	187,882	(25,573)	213,455	(835)%
Income tax expense (benefit)	9,678	(1,206)	10,884	(902)%
Net income (loss)	$178,204	$(24,367)	$202,571	(831)%

Expenses per boe:(1)
Lease operating expenses	$29.99	$22.69	$7.30	32%
Electricity generation expenses	2.32	2.62	(0.30)	(11)%
Electricity sales(1)	(3.15)	(3.94)	0.79	(20)%
Transportation expenses	0.49	0.69	(0.20)	(29)%
Transportation sales(1)	(0.06)	(0.05)	(0.01)	20%
Marketing expenses	0.04	0.40	(0.36)	(90)%
Marketing revenues(1)	(0.04)	(0.42)	0.38	(90)%
Derivatives settlements received for gas purchases(1)	(3.58)	(5.68)	2.10	(37)%
Total operating expenses	$26.01	$16.31	$9.70	59%
Total unhedged operating expenses(2)	$29.59	$21.99	$7.60	35%

Total non-energy operating expenses(3)	$15.74	$13.02	$2.72	21%
Total energy operating expenses(4)	$10.27	$3.29	$6.98	212%

General and administrative expenses(5)	$9.71	$6.82	$2.89	42%
Depreciation, depletion and amortization	$16.39	$14.20	$2.19	15%
Taxes, other than income taxes	$3.51	$4.65	$(1.14)	(25)%
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
(5)    Includes non-recurring costs and non-cash stock compensation expense, in aggregate, of approximately $1.71 per boe and $1.43 per boe for the nine months ended September 30, 2022 and September 30, 2021, respectively.
Expenses and Other
On a hedged basis, operating expenses increased 59%, or $9.70 per boe, to $26.01 for the nine months ended September 30, 2022 from $16.31 per boe for the nine months ended September 30, 2021. This increase was due to higher energy operating expense of $6.98 per boe and non-energy operating expense of $2.72 per boe. Energy operating expense increased primarily due to higher hedged purchased natural gas costs. Non-energy operating expense increased largely due to higher power rates and other lease operating expenses noted below, including inflation, in the nine months ended September 30, 2022 compared to same period of 2021.
Unhedged lease operating expenses were $29.99 per boe for the nine months ended September 30, 2022, a 32% or $7.30 per boe increase compared to $22.69 for the nine months ended September 30, 2021, driven by higher unhedged fuel costs for our California steam operations. Unhedged average fuel purchase price per mmbtu increased 36% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Non-fuel lease operating expense increased $3.12 per boe in the nine months ended September 30, 2022 when compared to the same period of 2021. Key increases included higher workover and field monitoring activity associated with our field optimization program, and higher well and surface facilities maintenance and power costs. A portion of these higher costs were driven by inflation.
Cost of services in 2022 consisted entirely of costs from the well servicing and abandonment business we acquired on October 1, 2021, thus no prior period costs.
Electricity generation expenses decreased approximately 11% to $2.32 per boe for the nine months ended September 30, 2022 from $2.62 per boe for the same period in 2021 due to lower volumes sold resulting from the previously discussed sale of a cogeneration facility, more than offsetting the increase in fuel prices. Fuel costs included in electricity generation expenses exclude the effects of natural gas derivative settlements.
Gains and losses on natural gas purchase derivatives for the nine months ended September 30, 2022 and September 30, 2021 consisted of gains of $47 million and $54 million, respectively. The settlement gain for the nine months ended September 30, 2022 was $26 million, or $3.58 per boe, compared to a gain of $42 million, or $5.68 per boe, for same period in 2021, driven by lower hedged volumes in 2022 compared to that of 2021. The mark-to-market valuation gain for the nine months ended September 30, 2022 was $22 million compared to $12 million for the same period in 2021 due to more open notional volumes at September 30, 2022 and higher futures prices relative to our derivative fixed prices compared to those at September 30, 2021. Because we are the fixed price payer on these natural gas swaps, generally, increases in the associated price index above the swap fixed price creates valuation gains.
Transportation expenses declined primarily due to the divestiture of our Piceance properties in early 2022.
Marketing expenses decreased approximately $3 million for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021 due to the sale of our Piceance Colorado operations in the fourth quarter 2021, which included third-party marketing activities. Piceance has historically accounted for nearly all of our marketing revenues.

General and administrative expenses increased $19 million, or 37%, to approximately $70 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The majority of the increase was from the acquisition of CJWS in October of 2021; therefore, the comparable period of last year had no such expenses. For the nine months ended September 30, 2022 and September 30, 2021, general and administrative expenses included non-cash stock compensation costs of approximately $12 million and $10 million, respectively. We incurred approximately $0.7 million related to the CJWS acquisition which have been categorized as non-recurring for the nine months ended September 30, 2021. There was approximately $0.2 million of non-recurring expenses in the same period of 2022.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs, increased $17 million, or 42%, to $57 million for the nine months ended September 30, 2022 compared to $40 million for the nine months ended September 30, 2021. A substantial majority of the year-over-year increase was due to the CJWS acquisition, as well as employee cost inflation and higher professional services expenses.
DD&A increased $12 million, or 11%, to approximately $117 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The CJWS acquisition increased depreciation by $9 million with the balance of the increase from slightly higher depletion rates in the D&P segment.
Taxes, Other Than Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
	(per boe)
Severance taxes	$1.42	$0.92	$0.50	54%
Ad valorem and property taxes	1.49	1.91	(0.42)	(22)%
Greenhouse gas allowances	0.60	1.82	(1.22)	(67)%
Total taxes other than income taxes	$3.51	$4.65	$(1.14)	(25)%
Taxes, other than income taxes decreased 25% to $3.51 per boe for the nine months ended September 30, 2022 compared to $4.65 per boe for the nine months ended September 30, 2021. Severance taxes increased due to higher production and prices in Utah, while property taxes were lower due to the divestitures of Piceance and Placerita. GHG expense decreased due to lower emissions from the divestiture of Placerita and its cogeneration facility and allowances we acquired at comparatively lower prices.
Other Operating Expenses (Income)
For the nine months ended September 30, 2022, other operating expenses were $5 million and mainly consisted of over $2 million in royalty audit charges incurred prior to our emergence and restructuring in 2017 and approximately $2 million loss on the divestiture of the Piceance properties. For the nine months ended September 30, 2021, other operating expenses were $5 million and mainly consisted of approximately $3 million of unamortized debt issuance costs related to the termination of the 2017 RBL Facility, approximately $3 million of supplemental property tax assessments, royalty audit charges and tank rental costs and $1 million of various other costs such as abandonment costs and legal fees, partially offset by $2 million of income from employee retention credits.
Interest Expense
Interest expense decreased 5% in the nine months ended September 30, 2022 compared to the same period in 2021 as we had lower intra-period working capital borrowings on the 2021 RBL Facility in 2022.

Income Taxes
Our effective tax rate was 5% for the nine months ended September 30, 2022 and September 30, 2021, respectively. The rates were impacted by changes in the valuation allowance recorded against deferred tax assets.
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

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Adjusted EBITDA reconciliation to net income (loss):
Net income (loss)	$191,660	$43,354	$9,836	$178,204	$(24,367)
Add (Subtract):
Interest expense	7,867	7,729	7,810	23,271	24,513
Income tax expense (benefit)	10,884	2,145	(758)	9,678	(1,206)
Depreciation, depletion and amortization	39,506	38,055	35,902	117,338	105,592
(Gains) losses on derivatives	(143,221)	51,319	15,885	40,902	85,672
Net cash paid for scheduled derivative settlements	(14,739)	(37,628)	(17,622)	(84,519)	(54,204)
Other operating expenses	623	353	3,986	4,745	4,827
Stock compensation expense	4,401	4,420	3,580	12,623	10,219
Non-recurring costs	—	—	705	198	705
Adjusted EBITDA	$96,981	$109,747	$59,324	$302,440	$151,751

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Adjusted EBITDA reconciliation to net cash provided by operating activities:
Net cash provided by operating activities	$95,762	$111,242	$22,399	$255,534	$82,258
Add (Subtract):
Cash interest payments	14,493	449	14,189	29,481	29,114
Cash income tax payments	321	2,484	294	2,805	294
Non-recurring costs	—	—	705	198	705
Other changes in operating assets and liabilities	(13,595)	(4,428)	21,737	14,422	39,380
Adjusted EBITDA	$96,981	$109,747	$59,324	$302,440	$151,751

The following table presents a reconciliation of the non-GAAP financial measure Discretionary Free Cash Flow to the GAAP financial measure of operating cash flow for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022
	(in thousands)
Discretionary Free Cash Flow:
Operating cash flow(1)	$95,762	$111,242	$255,534
Subtract:
Maintenance capital(2)(3)	(38,312)	(32,134)	(96,883)
Fixed dividends(4)	(4,726)	(4,726)	(14,688)
Discretionary Free Cash Flow	$52,724	$74,382	$143,963
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

Discretionary Free Cash Flow was $53 million in the third quarter of 2022 compared to $74 million in the second quarter of 2022. The key drivers of the lower Discretionary Free Cash Flow in the third quarter included the $14 million semi-annual interest payment and a $6 million increase in maintenance capital. The quarterly variable dividend is 60% of Discretionary Free Cash Flow based on our shareholder return model which began in 2022.

The following table presents a reconciliation of the non-GAAP financial measure Adjusted Net Income (Loss) to the GAAP financial measure of net income (loss).

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Adjusted Net Income (Loss) reconciliation to net income (loss):
Net income (loss)	$191,660	$43,354	$9,836	$178,204	$(24,367)
Add (Subtract):
(Gains) losses on derivatives	(143,221)	51,319	15,885	40,902	85,672
Net cash paid for scheduled derivative settlements	(14,739)	(37,628)	(17,622)	(84,519)	(54,204)
Other operating expenses	623	353	3,986	4,745	4,827
Non-recurring costs	—	—	705	198	705
Total additions, net	(157,337)	14,044	2,954	(38,674)	37,000
Income tax benefit (expense) of adjustments and discrete income tax items	11,192	(4,262)	(1,254)	1,992	(1,765)
Adjusted Net Income	$45,515	$53,136	$11,536	$141,522	$10,868

Basic EPS on Adjusted Net Income	$0.58	$0.67	$0.14	$1.78	$0.14
Diluted EPS on Adjusted Net Income	$0.55	$0.64	$0.14	$1.70	$0.13

Weighted average shares of common stock outstanding - basic	78,044	79,596	80,242	79,304	80,277
Weighted average shares of common stock outstanding - diluted	82,045	83,015	82,898	83,472	82,715

The following table presents a reconciliation of the non-GAAP financial measure Adjusted General and Administrative Expenses to the GAAP financial measure of general and administrative expenses for each of the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Adjusted General and Administrative Expense reconciliation to general and administrative expenses:
General and administrative expenses	$23,388	$23,183	$17,614	$69,513	$50,749
Subtract:
Non-cash stock compensation expense (G&A portion)	(4,281)	(4,263)	(3,467)	(12,250)	(9,899)
Non-recurring costs	—	—	(705)	(198)	(705)
Adjusted general and administrative expenses	$19,107	$18,920	$13,442	$57,065	$40,145

Development and production segment, and corporate	$15,783	$15,635	$13,442	$47,386	$40,145
Development and production segment, and corporate per $/boe	$6.66	$6.55	$5.34	$6.62	$5.40
Well servicing and abandonment segment	$3,324	$3,285	$—	$9,679	$—

Liquidity and Capital Resources
Currently, we expect to fund the remainder of our 2022 capital expenditures with cash flows from our operations. As of September 30, 2022, we had liquidity of $256 million, consisting of $48 million cash on hand, $193 million available for borrowings under our 2021 RBL Facility and $15 million available for borrowings under our 2022 ABL Facility (as defined below). We also have $400 million in aggregate principal amount 7% senior unsecured notes due February 2026 (the “2026 Notes”) outstanding as further discussed below.
In accordance with our shareholder return model, which went into effect January 1, 2022, we increased cash returns to our shareholders, further demonstrating our commitment to be a leading returner of capital to our shareholders. The model is based on our Discretionary Free Cash Flow, which is defined as cash flow from operations less regular fixed dividends and the capital needed to hold oil and gas production flat. See “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for reconciliation of Discretionary Free Cash Flow to cash provided by operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP. Under this model, the company intends to allocate Discretionary Free Cash Flow on a quarterly basis as follows: (a) 60% predominantly in the form of variable cash dividends to be paid quarterly, as well as opportunistic debt repurchases; (b) 40% in the form of discretionary capital, to be used for opportunistic growth, including from our extensive inventory of drilling opportunities, advancing our short- and long-term sustainability initiatives, share repurchases, and/or capital retention.
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
In May 2022, Berry Corp., as a guarantor, and Berry LLC, as the borrower, entered into that certain Second Amendment to Credit Agreement and Limited Consent and Waiver (the “Second Amendment”) pursuant to which, among other things, the requisite lenders under the 2021 RBL Facility (i) consented to certain dividends and distributions and to certain investments made by Berry LLC in C&J and/or C&J Management, in each case, as further described therein, (ii) waived certain minimum hedging requirements for the time periods described therein, (iii) waived any breach, default or event of default which may have arisen as a result of any of the foregoing, (iv) amended the restricted payments covenant to give us additional flexibility to make restricted payments, subject to satisfaction of certain leverage and availability conditions and other conditions described below and in the Second Amendment and (v) amended the minimum hedging covenant to not, until October 1, 2022, require hedges for any full calendar month from and after January 1, 2025, as further described in the Second Amendment. In May 2022, we also completed our semi-annual borrowing base redetermination and entered into the Third Amendment to the

Credit Agreement (the “Third Amendment”), which among other things (1) increased the borrowing base from $200 million to $250 million; (2) established the Aggregate Elected Commitment Amounts (as defined in the 2021 RBL Facility) at $200 million initially; and (3) converted all outstanding Eurodollar Loans (into Term Benchmark Loans (each as defined in the 2021 RBL Facility) with an initial interest period of one-month’s duration and otherwise give effect to the transition from the London interbank offered rate (“LIBOR”) to the secured overnight financing rate (“SOFR”) by replacing the adjusted LIBOR rate with the term SOFR rate for one, three or six months plus 0.1% (subject to a floor of 0.5%).
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

The 2021 RBL Facility requires us to maintain on a consolidated basis as of each quarter-end (i) a leverage ratio of not more than 3.0 to 1.0 and (ii) a current ratio of not less than 1.0 to 1.0. As of September 30, 2022, our leverage ratio and current ratio were 1.2:1.0 and 2.3:1.0, respectively. In addition, the 2021 RBL Facility currently provides that, to the extent we incur unsecured indebtedness, including any amounts raised in the future, the borrowing base will be reduced by an amount equal to 25% of the amount of such unsecured debt. We were in compliance with all financial covenants under the 2021 RBL Facility as of September 30, 2022.

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

As of September 30, 2022, we had no borrowings outstanding, $7 million in letters of credit outstanding and approximately $193 million of available borrowing capacity under the 2021 RBL Facility.

2022 ABL Facility

On August 9, 2022, C&J and C&J Management, which are the two entities that constitute the well servicing and abandonment segment referred to as CJWS, as borrowers, entered into a credit agreement with Tri Counties Bank, as lender, that provides for a revolving loan facility, subject to satisfaction of customary conditions precedent to borrowing, of up to the lesser of (x) $15 million and (y) the borrowing base (“the “2022 ABL Facility”). The “borrowing base” is an amount equal to 80% percent of the balance due on eligible accounts receivable, subject to reserves that Tri Counties Bank may implement in its reasonable discretion. Interest on the outstanding principal amount of the revolving loans under the 2022 ABL Facility accrues at a per annum rate equal to 1.25% in excess of The Wall Street Journal Prime Rate. The “Wall Street Journal Prime Rate” is the variable rate of interest, on a per annum basis, which is announced and/or published in the “Money Rates” section of The Wall Street Journal from time to time as its “Prime Rate”. The rate will be redetermined whenever The Wall Street Journal Prime Rate changes. Interest is due quarterly, in arrears, starting on September 30, 2022 and will continue to be due and payable in arrears on the last day of each calendar quarter thereafter. On June 5, 2025 the entire unpaid principal balance of the revolving loans under the 2022 ABL Facility, and all unpaid interest thereon, will be due and payable. The 2022 ABL Facility provides a letter of credit sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $7.5 million.

The 2022 ABL Facility requires CJWS to comply with the following financial covenants (i) maintain on a consolidated basis a ratio of total liabilities to tangible net worth of no greater than 1.5 to 1.0 at any time; (ii) reduce the amount of revolving advances outstanding under the 2022 ABL Facility to not more than 90% of the lesser of (a) the maximum revolving advance amount, or (b) the borrowing base, as of Tri Counties Bank’s close of business on the last day of each fiscal quarter; and (iii) maintain net income before taxes of not less than $1.00 as of each fiscal year end.

The 2022 ABL Facility contains usual and customary events of default and remedies for credit facilities of a similar nature. The 2022 ABL Facility also places restrictions on CJWS with respect to additional indebtedness, liens, dividends and other distributions, investments, acquisitions, mergers, asset dispositions and other matters. CJWS’s obligations under the 2022 ABL Facility are not guaranteed by Berry Corp. or Berry LLC and Berry Corp. and Berry LLC do not and are not required to provide any credit support for such obligations. We were in compliance with all financial covenants under the 2022 ABL Facility as of September 30, 2022.

As of September 30, 2022, CJWS had no borrowings and no letters of credit outstanding with $15 million of available borrowing capacity under the 2022 ABL Facility.

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

As of October 31, 2022, we had the following hedges for our crude oil production and gas purchases.

	Q4 2022	FY 2023	FY 2024	FY 2025
Brent
Swaps
Hedged volume (bbls)	1,516,750	5,165,028	3,367,610	—
Weighted-average price ($/bbl)	$78.24	$76.67	$76.07	$—
Put Spreads
Hedged volume (bbls)	368,000	2,190,000	1,281,000	—
Weighted-average price ($/bbl)	$50.00/$40.00	$50.00/$40.00	$50.00/$40.00	$—
Producer Collars
Hedged volume (bbls)	—	1,460,000	1,098,000	365,000
Weighted-average price ($/bbl)	$—	$40.00/$106.00	$40.00/$105.00	$50.00/$98.50
Henry Hub - Natural Gas purchases
Consumer Collars
Hedged volume (mmbtu)	3,680,000	5,430,000	—	—
Weighted-average price ($/mmbtu)	$4.00/$2.75	$4.00/$2.75	$—	$—
NWPL - Natural Gas purchases
Swaps
Hedged volume (mmbtu)	1,220,000	12,800,000	7,320,000	6,080,000
Weighted-average price ($/mmbtu)	$6.40	$5.48	$4.27	$4.27
The following table summarizes the historical results of our hedging activities.

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Crude Oil (per bbl):
Realized sales price, before the effects of derivative settlements	$89.54	$105.70	$69.01	$95.83	$63.59
Effects of derivative settlements	$(13.13)	$(21.92)	$(14.66)	$(16.81)	$(15.03)
Oil with hedges ($/bbl)	$76.41	$83.78	$54.35	$79.02	$48.56
Purchased Natural Gas (per mmbtu):
Purchase price, before the effects of derivative settlements	$8.16	$7.30	$5.79	$7.24	$5.32
Effects of derivative settlements	$(2.53)	$(1.89)	$(2.30)	$(1.53)	$(2.34)
Purchased Natural Gas with hedges	$5.63	$5.41	$3.49	$5.71	$2.98
Cash Dividends
For the nine months ended September 30, 2022, our Board of Directors declared quarterly fixed cash dividends totaling $0.18 per share, as well as variable cash dividends of $0.69 per share which were based on the results of the first two quarters of 2022, for a total of $0.87 per share. In October 2022, the Board of Directors approved the fourth quarter $0.06 per share fixed cash dividend, as well as a variable dividend of $0.41 based on the third quarter results.
The Company anticipates that it will continue to pay quarterly cash dividend in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements, and other factors.

The following table represents the regular fixed cash dividends on our common stock and variable dividends approved by our Board of Directors.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year-to-Date
Fixed Dividends	$0.06	$0.06	$0.06	$0.06	$0.24
Variable Dividends(1)	0.13	0.56	0.41	—	1.10
Total	$0.19	$0.62	$0.47	$0.06	$1.34
__________
(1) Variable Dividends are declared the quarter following the period of results (the period used to determine the variable divided based on the shareholder return model). The table notes total dividends earned in each quarter.
Stock Repurchase Program
We repurchased 2,000,000 shares during the three months ended September 30, 2022 for approximately $19 million. For the nine months ended September 30, 2022, we repurchased 4,000,000 shares for approximately $42 million. As of September 30, 2022, the Company had repurchased a total of 9,528,704 shares under the stock repurchase program for approximately $94 million in aggregate, which is 12% of outstanding shares. As previously disclosed, the Company implemented a shareholder return model in early 2022, for which the Company intends to allocate a portion of Discretionary Free Cash Flow to opportunistic share repurchases.
In April 2022, our Board of Directors approved an increase of $102 million to the Company’s stock repurchase authorization bringing the Company’s remaining share repurchase authority to $150 million. As of September 30, 2022, the Company’s remaining total share repurchase authority is $108 million, after the repurchases made in the second and third quarters of 2022. The Board’s authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions, subject to market conditions and other factors, up to the aggregate amount authorized by the Board. The Board’s authorization has no expiration date.

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

Statements of Cash Flows
The following is a comparative cash flow summary:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash:
Provided by operating activities	$255,534	$82,258
Used in investing activities	(109,664)	(110,536)
Used in financing activities	(119,680)	(14,118)
Net increase (decrease) in cash and cash equivalents	$26,190	$(42,396)
Operating Activities
Cash provided by operating activities increased for the nine months ended September 30, 2022 by approximately $173 million when compared to the nine months ended September 30, 2021, and the most significant increases were sales of $210 million, an increase in working capital of $29 million, an increase of $17 million related to the net margin for CJWS, and a decrease in taxes, other than income taxes of $9 million, partially offset by an increase of $55 million in operating expenses, an increase of $30 million in derivative settlements paid, and an increase of $7 million in general and administrative expenses (excluding CJWS).
Investing Activities
The following provides a comparative summary of cash flows from investing activities:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Capital expenditures:
Capital expenditures	$(102,523)	$(105,046)
Changes in capital expenditures accruals	14,129	5,299
Acquisitions, net of cash received	(21,270)	(11,649)
Proceeds from sale of properties and equipment and other	—	860
Cash used in investing activities	$(109,664)	$(110,536)
Cash used in investing activities decreased $1 million for the nine months ended September 30, 2022 when compared to the same period in 2021, primarily due to a decrease in cash used for capital expenditures and related accruals, partially offset by an increase in cash used for acquisitions.
Financing Activities
Cash used by financing activities in 2022 was primarily for dividends paid of $74 million, for the purchase of treasury stock of $42 million, and for taxes on equity awards of $4 million. In 2021, the cash used was primarily for dividends paid of $7 million, debt issuance cost write-off related to the 2017 RBL Facility of $3 million, purchase of treasury stock of $2 million, and shares withheld for payment of taxes on equity awards and other of $2 million.

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

Nine Months Ended
September 30, 2022
(in thousands)
(unaudited)
Revenue from third parties	$677,287
Expenses from operations (unhedged)	$433,280
Net income	$172,934

	September 30, 2022	December 31, 2021
	(in thousands)
	(unaudited)
Receivables from non-guarantor subsidiaries	$—	$16,792
Other current assets	131,345	114,983
Total current assets	$131,345	$131,775
Noncurrent assets	$1,356,704	$1,317,241

Current liabilities due to non-guarantor subsidiaries	$18	$—
Other current liabilities	158,778	179,691
Total current liabilities	$158,796	$179,691
Other noncurrent liabilities	$575,329	$576,681

Balance Sheet Analysis
The changes in our balance sheet from December 31, 2021 to September 30, 2022 are discussed below.

	September 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$41,473	$15,283
Accounts receivable, net	$93,635	$86,269
Derivative instruments assets - current and long-term	$21,640	$1,070
Other current assets	$36,738	$45,946
Property, plant & equipment, net	$1,319,980	$1,301,349
Other noncurrent assets	$10,886	$6,562
Accounts payable and accrued expenses	$156,844	$157,524
Derivative instruments liabilities - current and long-term	$25,199	$48,202
Long-term debt	$395,432	$394,566
Deferred income taxes liability - long-term	$8,042	$1,831
Asset retirement obligations - long-term	$137,751	$143,926
Other noncurrent liabilities	$31,835	$17,782
Stockholders’ equity	$769,249	$692,648
See “—Liquidity and Capital Resources” for discussions about the changes in cash and cash equivalents.
The $7 million increase in accounts receivable was attributable to $7 million in higher sales from the well servicing and abandonment segment.
The $9 million decrease in other current assets is primarily due to a $3 million refund of prepaid permitting fees, a $3 million refund of letter of credit collateral, $3 million for the expensing of prepaid expenses, mostly insurance, for both the development and production segment and the well servicing and abandonment segment, partially offset by prepaying $2 million in property taxes in the third quarter.
The $19 million increase in property, plant and equipment was primarily due to $107 million in capital investments and $21 million of acquisitions, primarily the Antelope Creek oil and gas properties in Utah, offset by year to date depreciation of $109 million.
The $4 million increase in other noncurrent assets was primarily due to the adoption of new lease accounting rules in the first quarter for $6 million, net of accumulated amortization, partially offset by amortization of debt issuance costs of $1 million and $1 million in the well servicing and abandonment segment.
The $1 million decrease in accounts payable and accrued expenses included decreases of $8 million in greenhouse gas emissions obligation which was reclassified to long-term liabilities based on the expected due date, $7 million in accrued interest, $6 million in accounts payable related to the D&P segment, $5 million in dividends payable, partially offset by increases of $8 million in the well servicing and abandonment segment payables, $7 million in accrued expenses, $4 million in royalties payable, $3 million in taxes other than income taxes, and $2 million in operating lease liability.
The $44 million decrease in net derivative liabilities, which includes the derivative assets, is due to the change from a net liability of $47 million at December 31, 2021 to a net liability of $4 million as of September 30, 2022. Changes to mark-to-market derivative values at the end of each period result from differences in the forward curve prices relative to the contract fixed prices, changes in positions held and settlements received and paid throughout the periods.
The $1 million increase in long-term debt reflects the year-to-date amortization of debt issuance costs.

The $6 million increase in deferred income tax liability was driven by accelerated tax deductions.
The $6 million decrease in the long-term portion of the asset retirement obligations from $144 million at December 31, 2021 to $138 million at September 30, 2022 was due to $16 million of liabilities settled during the period and $1 million reduction due to property sales offset by $8 million of accretion expense and $3 million of liabilities incurred.
The $14 million increase in other noncurrent liabilities was due to $8 million of non-current greenhouse gas liabilities incurred, and $6 million for the long term portion of lease liability based on the adoption of new lease accounting rules in the first quarter of 2022.
The $77 million increase in stockholders’ equity was due to the net income of $178 million and $13 million of stock-based equity awards, net of taxes, offset by decreases of $69 million of common stock dividends declared, $42 million for the purchase of treasury stock and $4 million of shares withheld for payment of taxes on equity awards.
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
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at September 30, 2022 and December 31, 2021. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of September 30, 2022, we are not aware of material indemnity claims pending or threatened against us.
Securities Litigation Matters
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
On January 21, 2021, multiple plaintiffs filed motions in the Torres Lawsuit seeking to be appointed lead plaintiff and lead counsel. After briefing and a stipulation between the remaining movants, the Court appointed Luis Torres and Allia DeAngelis as co-lead plaintiffs on August 18, 2021. On November 1, 2021, the co-lead plaintiffs filed an amended complaint asserting claims on behalf of the same putative class under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, that the Company and the individual Defendants made false and misleading statements between July 26, 2018 and November 3, 2020 regarding the Company’s permits and permitting processes. The amended complaint does not quantify the alleged losses but seeks to recover all damages sustained by the putative class as a result of these alleged securities violations, as well as attorneys’ fees and costs. The Defendants filed a Motion to Dismiss on January 24, 2022, and on September 13, 2022, the Court issued an order denying that motion. The Defendants have moved for reconsideration and/or clarification of the September 13 order, and that motion is currently pending.
We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.
On October 20, 2022, a shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Texas by putative stockholder George Assad, allegedly on behalf of the Company, that piggy-backs on the securities class action referenced above and which is currently pending before the same Court. The derivative complaint names certain current and former officers and directors as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the securities class action. The derivative complaint also alleges claims for unjust enrichment as against all defendants, and claims for contribution and indemnification under Sections 10(b) and 21D of the Exchange Act. The Company and the individual defendants believe the claims in the shareholder derivative action are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.
Contractual Obligations
The following is a summary of our commitments and contractual obligations as of September 30, 2022:

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Off-Balance Sheet arrangements:
Transportation contracts(1)	$90,297	$10,719	$17,840	$16,180	$45,558
Other purchase obligations(2)	17,100	6,600	10,500	—	—
Total contractual obligations	$107,397	$17,319	$28,340	$16,180	$45,558
__________
(1)    Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure pipeline transportation of natural gas to market and between markets.
(2)    Amounts include a drilling commitment in California, for which we are required to drill 57 wells with a minimum commitment of $17.1 million by October 2023. In May 2022, the drilling commitment was revised to move the deadline for 27 wells from December 2022 to October 2023, which moved approximately $8 million from a short-term commitment to a long-term commitment. Per the revised agreement, 22 wells, with a minimum commitment of $6.6 million are still required to be drilled by December 2022.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2022, there have been no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A)- Quantitative and Qualitative Disclosures About Market Risk, in the 2021 Annual Report, except as discussed below.
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
We determine the fair value of our oil and gas sales and natural gas purchase derivatives using valuation techniques which utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. We validate data provided by third parties by understanding the valuation inputs used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets. At September 30, 2022, the fair value of our hedge positions was a net liability of approximately $4 million. A 10% increase in the oil and natural gas index prices above the September 30, 2022 prices would result in a net liability of approximately $44 million; conversely, a 10% decrease in the oil and natural gas index prices below the September 30, 2022 prices would result in a net asset of approximately $37 million. For additional information about derivative activity, see Note 3, Derivatives, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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
Item 4. Controls and Procedures
Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, they each concluded that our disclosure controls and procedures were effective as of September 30, 2022.
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2022 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On January 21, 2021, multiple plaintiffs filed motions in the Torres Lawsuit seeking to be appointed lead plaintiff and lead counsel. After briefing and a stipulation between the remaining movants, the Court appointed Luis Torres and Allia DeAngelis as co-lead plaintiffs on August 18, 2021. On November 1, 2021, the co-lead plaintiffs filed an amended complaint asserting claims on behalf of the same putative class under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, that the Company and the individual Defendants made false and misleading statements between July 26, 2018 and November 3, 2020 regarding the Company’s permits and permitting processes. The amended complaint does not quantify the alleged losses but seeks to recover all damages sustained by the putative class as a result of these alleged securities violations, as well as attorneys’ fees and costs. The Defendants filed a Motion to Dismiss on January 24, 2022, and on September 13, 2022, the Court issued an order denying that motion. The Defendants have moved for reconsideration and/or clarification of the September 13 order, and that motion is currently pending.
We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.
On October 20, 2022, a shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Texas by putative stockholder George Assad, allegedly on behalf of the Company, that piggy-backs on the securities class action referenced above and which is currently pending before the same Court. The derivative complaint names certain current and former officers and directors as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the securities class action. The derivative complaint also alleges claims for unjust enrichment as against all defendants, and claims for contribution and indemnification under Sections 10(b) and 21D of the Exchange Act. The Company and the individual defendants believe the claims in the shareholder derivative action are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.
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
The methane emissions charge and excise tax on repurchases of corporate stock included in the Inflation Reduction Act of 2022 could increase our tax burden and influence our share repurchase decisions.
President Biden signed the Inflation Reduction Act (“IRA”) into law on August 16, 2022 which, among other provisions, imposes a fee on the emissions of methane from certain sources in the oil and natural gas sector. Beginning in 2024, the IRA’s methane emissions charge imposes a fee on excess methane emissions from certain oil and gas facilities, starting at $900 per metric ton of leaked methane in 2024 and rising to $1,200 in 2025, and $1,500 in 2026 and thereafter. The imposition of this fee and other provisions of the IRA could increase our operating costs and accelerate the transition away from oil and gas, which could adversely affect our business and results of operations.
Additionally, the IRA includes a 1% stock buyback excise tax on certain publicly traded corporations that repurchase stock from their shareholders after December 31, 2022. The amount subject to the excise tax is the fair market value of stock repurchased by a corporation net of the fair market value of any stock issued by such corporation during such taxable year. Although the application of this excise tax is not entirely clear, any redemptions made after December 31, 2022 in connection with our stock repurchase program, or otherwise, may be subject to this excise tax. There can be no assurance that there will be sufficient new issuances during the same taxable year to offset the fair market value of the redemptions. Consequently, if we are subject to this excise tax, it could influence our share repurchase decisions and increase our tax burden.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
Stock Repurchase Program
We repurchased 2,000,000 shares during the three months ended September 30, 2022 for approximately $19 million. For the nine months ended September 30, 2022, we repurchased 4,000,000 shares for approximately $42 million. As of September 30, 2022, the Company had repurchased a total of 9,528,704 shares under the stock repurchase program for approximately $94 million in aggregate, which is 12% of outstanding shares. As previously disclosed, the Company implemented a shareholder return model in early 2022, for which the Company intends to allocate a portion of Discretionary Free Cash Flow to opportunistic share repurchases.
In April 2022, our Board of Directors approved an increase of $102 million to the Company’s stock repurchase authorization bringing the Company’s remaining share repurchase authority to $150 million. As of September 30, 2022, the Company’s remaining total share repurchase authority is $108 million, after the repurchases made in the second quarter of 2022. The Board’s authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions, subject to market conditions and other factors, up to the aggregate amount authorized by the Board. The Board’s authorization has no expiration date.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2022	—	$—	—	$—
August 1 - 31, 2022	2,000,000	$9.47	2,000,000	$107,864,000
September 1 - 30, 2022	—	$—	—	$—
Total	2,000,000	$—	2,000,000	$107,864,000

Item 6.    Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Berry Petroleum Corporation (incorporated by reference to Exhibit 3.1 of Form 8-K filed February 19, 2020)
3.2	Third Amended and Restated Bylaws of Berry Corporation (bry) (incorporated by reference to Exhibit 3.2 of Form 8-K filed February 19, 2020)
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
“CJWS” refers to C&J Well Services, LLC and CJ Berry Well Services Management, LLC, the two entities that constitute our upstream well servicing and abandonment business segment in California.
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
“Superfund” is a commonly known term for CERLCA.
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

Berry Corporation (bry)
(Registrant)

Date:	November 2, 2022	/s/ Cary Baetz
Cary Baetz
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	November 2, 2022	/s/ M. S. Helm
Michael S. Helm
Chief Accounting Officer
(Principal Accounting Officer)