Form 10-Q
period 2023-03-31
Berry Corp (bry)
filed 2023-05-03
CIK 1705873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Shares of common stock outstanding as of April 30, 2023          77,081,809

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$14,117	$46,250
Accounts receivable, net of allowance for doubtful accounts of $866 at March 31, 2023 and December 31, 2022	83,113	101,713
Derivative instruments	497	36,367
Other current assets	34,885	33,725
Total current assets	132,612	218,055
Noncurrent assets:
Oil and natural gas properties	1,746,216	1,725,864
Accumulated depletion and amortization	(495,883)	(465,889)
Total oil and natural gas properties, net	1,250,333	1,259,975
Other property and equipment	159,612	155,619
Accumulated depreciation	(63,063)	(55,781)
Total other property and equipment, net	96,549	99,838
Derivative instruments	5,858	76
Deferred income taxes	45,371	42,844
Other noncurrent assets	9,518	10,242
Total assets	$1,540,241	$1,631,030
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$141,063	$203,101
Derivative instruments	20,476	31,106
Total current liabilities	161,539	234,207
Noncurrent liabilities:
Long-term debt	437,036	395,735
Derivative instruments	2,555	13,642
Asset retirement obligations	156,411	158,491
Other noncurrent liabilities	29,764	28,470
Commitments and Contingencies - Note 4
Stockholders' Equity:
Common stock ($0.001 par value; 750,000,000 shares authorized; 87,166,043 and 86,350,771 shares issued; and 76,582,775 and 75,767,503 shares outstanding, at March 31, 2023 and December 31, 2022, respectively)	88	86
Additional paid-in-capital	822,172	821,443
Treasury stock, at cost (10,583,268 shares at March 31, 2023 and December 31, 2022, respectively)	(103,739)	(103,739)
Retained earnings	34,415	82,695
Total stockholders' equity	752,936	800,485
Total liabilities and stockholders' equity	$1,540,241	$1,631,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$166,357	$210,351
Services revenue	44,623	39,836
Electricity sales	5,445	5,419
Gains (losses) on oil and gas sales derivatives	38,499	(161,858)
Marketing revenues	—	289
Other revenues	45	45
Total revenues and other	254,969	94,082
Expenses and other:
Lease operating expenses	134,835	63,124
Costs of services	36,099	33,472
Electricity generation expenses	2,500	4,463
Transportation expenses	1,041	1,158
Marketing expenses	—	299
General and administrative expenses	31,669	22,942
Depreciation, depletion, and amortization	40,121	39,777
Taxes, other than income taxes	10,460	6,605
Gains on natural gas purchase derivatives	(610)	(29,054)
Other operating (income) expenses	(286)	3,769
Total expenses and other	255,829	146,555
Other (expenses) income:
Interest expense	(7,837)	(7,675)
Other, net	(75)	(13)
Total other expenses	(7,912)	(7,688)
Loss before income taxes	(8,772)	(60,161)
Income tax benefit	(2,913)	(3,351)
Net loss	$(5,859)	$(56,810)

Net loss per share:
Basic	$(0.08)	$(0.71)
Diluted	$(0.08)	$(0.71)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three-Month Period Ended March 31, 2022
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
December 31, 2021	$86	$912,471	$(52,436)	$(167,473)	$692,648
Shares withheld for payment of taxes on equity awards and other	—	(4,096)	—	—	(4,096)
Stock based compensation	—	3,920	—	—	3,920
Dividends declared on common stock, $0.06/share	—	(5,236)	—	—	(5,236)
Net loss	—	—	—	(56,810)	(56,810)
March 31, 2022	$86	$907,059	$(52,436)	$(224,283)	$630,426

	Three-Month Period Ended March 31, 2023
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	(in thousands)
December 31, 2022	$86	$821,443	$(103,739)	$82,695	$800,485
Shares withheld for payment of taxes on equity awards and other	—	(4,260)	—	—	(4,260)
Stock based compensation	—	4,989	—	—	4,989
Issuance of common stock	2	—	—	—	2
Dividends declared on common stock, $0.50/share	—	—	—	(42,421)	(42,421)
Net loss	—	—	—	(5,859)	(5,859)
March 31, 2023	$88	$822,172	$(103,739)	$34,415	$752,936
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net loss	$(5,859)	$(56,810)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	40,121	39,777
Amortization of debt issuance costs	636	576
Stock-based compensation expense	4,766	3,686
Deferred income taxes	(2,913)	(2,002)
Other operating expenses (income)	604	(910)
Derivative activities:
Total (gains) losses	(39,109)	132,804
Cash settlements on derivatives	47,467	(32,152)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	18,615	(25,648)
(Increase) decrease in other assets	(383)	9,231
Decrease in accounts payable and accrued expenses	(57,933)	(14,093)
Decrease in other liabilities	(4,231)	(5,929)
Net cash provided by operating activities	1,781	48,530
Cash flows from investing activities:
Capital expenditures:
Capital expenditures	(20,633)	(27,620)
Changes in capital expenditures accruals	(6,170)	9,992
Acquisitions, net of cash received	(3,657)	(18,932)
Net cash used in investing activities	(30,460)	(36,560)
Cash flows from financing activities:
Borrowings under 2021 RBL credit facility	53,000	107,000
Repayments on 2021 RBL credit facility	(12,000)	(107,000)
Dividends paid on common stock	(40,194)	(5,197)
Shares withheld for payment of taxes on equity awards and other	(4,260)	(4,096)
Net cash used in financing activities	(3,454)	(9,293)
Net (decrease) increase in cash and cash equivalents	(32,133)	2,677
Cash and cash equivalents:
Beginning	46,250	15,283
Ending	$14,117	$17,960
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation
“Berry Corp.” refers to Berry Corporation (bry), a Delaware corporation, which is the sole member of each of its three Delaware limited liability company subsidiaries: (1) Berry Petroleum Company, LLC (“Berry LLC”), (2) CJ Berry Well Services Management, LLC (“C&J Management”) and (3) C&J Well Services, LLC (“C&J”). As the context may require, the “Company”, “we”, “our” or similar words refer to Berry Corp. and its subsidiaries, Berry LLC, C&J Management and C&J.
Nature of Business
We are a western United States independent upstream energy company with a focus on onshore, low geologic risk, long-lived conventional reserves in the San Joaquin basin of California (100% oil) and the Uinta basin of Utah (oil and gas), with well servicing and abandonment capabilities in California. We operate in two business segments: (i) exploration and production (“E&P”) and (ii) well servicing and abandonment.
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
We prepared this report pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information, which permit the omission of certain disclosures to the extent they have not changed materially since the latest annual financial statements. We believe our disclosures are adequate to make the disclosed information not misleading. The results reported in these unaudited condensed consolidated financial statements may not accurately forecast results for future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2—Debt
The following table summarizes our outstanding debt:

	March 31, 2023	December 31, 2022	Interest Rate	Maturity	Security
	(in thousands)
2021 RBL Facility	$41,000	$—	variable rates 10.25% (2023) and 9.50% (2022)	August 26, 2025	Mortgage on 90% of Present Value of proven oil and gas reserves and lien on certain other assets
2022 ABL Facility	—	—	variable rates 9.0% (2023) and 8.3% (2022)	June 5, 2025	Personal property assets, other than excluded accounts
2026 Notes	400,000	400,000	7.0%	February 15, 2026	Unsecured
Long-Term Debt - Principal Amount	441,000	400,000
Less: Debt Issuance Costs	(3,964)	(4,265)
Long-Term Debt, net	$437,036	$395,735
Deferred Financing Costs
We incurred legal and bank fees related to the issuance of debt. At March 31, 2023 and December 31, 2022, debt issuance costs reported in “other noncurrent assets” on the balance sheet were approximately (i) $3 million and $4 million, respectively, net of amortization, for the Credit Agreement, dated as of August 26, 2021, among Berry Corp, as a guarantor, Berry LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent and the other parties thereto (as amended, restated, modified or otherwise supplemented from time to time, the “2021 RBL Facility”) and (ii) an immaterial amount, net of amortization, for the Revolving Loan and Security Agreement, dated as of August 9, 2022, among C&J and C&J Management, as borrowers, and Tri Counties Bank, as lender (as amended, restated, supplemented or otherwise modified from time to time, the “2022 ABL Facility”). At March 31, 2023 and December 31, 2022, debt issuance costs, net of amortization, for the unsecured notes due February 2026 (the “2026 Notes”) reported in “Long-Term Debt, net” on the balance sheet was approximately $4 million.
For each of the three month periods ended March 31, 2023 and 2022, the amortization expense for the 2021 RBL Facility, 2022 ABL Facility and the 2026 Notes, combined, was approximately $1 million. The amortization of debt issuance costs is presented in “interest expense” on the condensed consolidated statements of operations.
Fair Value
Our debt is recorded at the carrying amount on the balance sheets. The carrying amounts of the 2021 RBL Facility and the 2022 ABL Facility approximate fair value because the interest rates are variable and reflect market rates. The 2021 RBL and 2022 ABL are Level 2 in the fair value hierarchy. The fair value of the 2026 Notes was approximately $369 million at March 31, 2023 and December 31, 2022. The 2026 Notes are Level 1 in the fair value hierarchy.
2021 RBL Facility
As of March 31, 2023, the 2021 RBL Facility had a $500 million revolving commitment and a $250 million borrowing base with the aggregate elected commitments of $200 million, and a $20 million sublimit for the issuance of letters of credit (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). Availability under the 2021 RBL Facility may not exceed the lesser of the aggregate elected commitments or the borrowing base less outstanding advances and letters of credit. The borrowing base under the

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
2021 RBL Facility is redetermined semi-annually, and the borrowing base redeterminations generally become effective each May and November, although the borrower and the lenders may each make one interim redetermination between scheduled redeterminations. The 2021 RBL Facility matures on August 26, 2025, unless terminated earlier in accordance with the 2021 RBL Facility terms. The 2021 RBL Facility is available to us for general corporate purposes, including working capital.
The outstanding borrowings under the 2021 RBL Facility bear interest at a rate equal to, at our option, either (a) a customary base rate plus an applicable margin ranging from 2.0% to 3.0% or (b) a term SOFR reference rate, plus an applicable margin ranging from 3.0% to 4.0%, in each case determined based on the utilization level under the 2021 RBL Facility. Interest rate on base borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on term SOFR borrowings accrues in respect of interest periods of one, three or six months, at the election of the borrower, and is computed on the basis of a year of 360 days and is payable on the last day of such interest period (or, for interest periods of six months, three months after the commencement of such interest period and at the end of such interest period.) Unused commitment fees are charged at a rate of 0.50%.
The 2021 RBL Facility requires us to maintain on a consolidated basis as of each quarter-end (i) a leverage ratio of not more than 3.0 to 1.0 and (ii) a current ratio of not less than 1.0 to 1.0. As of March 31, 2023, our leverage ratio and current ratio were 1.4 to 1.0 and 1.8 to 1.0, respectively. As of March 31, 2023, we were in compliance with all of the debt covenants.
The 2021 RBL Facility also contains other customary affirmative and negative covenants, as well as events of default and remedies. If we do not comply with the financial and other covenants in the 2021 RBL Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the 2021 RBL Facility and terminate the commitments thereunder.
As of March 31, 2023, we had $41 million borrowings outstanding, $7 million in letters of credit outstanding and approximately $152 million of available borrowing capacity under the 2021 RBL Facility.
2022 ABL Facility

Subject to satisfaction of customary conditions precedent to borrowing, as of March 31, 2023, C&J and C&J Management could borrow up to the lesser of (x) $15 million and (y) the borrowing base under the 2022 ABL Facility, with a letter of credit subfacility for the issuance of letters of credit in an aggregate amount not to exceed $7.5 million (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). The “borrowing base” is an amount equal to 80% of the balance due on eligible accounts receivable, subject to reserves that Tri Counties Bank may implement in its reasonable discretion. Interest on the outstanding principal amount of the revolving loans under the 2022 ABL Facility accrues at a per annum rate equal to 1.25% in excess of The Wall Street Journal Prime Rate. The “Wall Street Journal Prime Rate” is the variable rate of interest, on a per annum basis, which is announced and/or published in the “Money Rates” section of The Wall Street Journal from time to time as its “Prime Rate”. The rate will be redetermined whenever The Wall Street Journal Prime Rate changes. Interest is due quarterly, in arrears. The 2022 ABL Facility matures on June 5, 2025, unless terminated in accordance with the 2022 ABL Facility terms.
The 2022 ABL Facility requires CJWS to comply with the following financial covenants (i) maintain on a consolidated basis a ratio of total liabilities to tangible net worth of no greater than 1.5 to 1.0 at any time; (ii) reduce the amount of revolving advances outstanding under the 2022 ABL Facility to not more than 90% of the lesser of (a) the maximum revolving advance amount, or (b) the borrowing base, as of Tri Counties Bank’s close of business on the last day of each fiscal quarter; and (iii) maintain net income before taxes of not less than $1.00 as of each fiscal year end. As of March 31, 2023, CJWS was in compliance with all of the debt covenants.

The 2022 ABL Facility also contains other customary affirmative and negative covenants, as well as events of default and remedies. If CJWS does not comply with the financial and other covenants in the 2022 ABL Facility, the lender may, subject to customary cure rights, require immediate payment of all amounts outstanding under the 2022 ABL Facility and terminate the commitment thereunder. CJWS’s obligations under the 2022 ABL Facility are not guaranteed by Berry Corp. or Berry LLC and Berry Corp. and Berry LLC do not and are not required to provide any

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
credit support for such obligations.

In March 2023, we entered into the Amendment to Revolving Loan and Security Agreement (the “First Amendment”). The First Amendment, in addition to other changes described therein, amended the 2022 ABL Facility to substitute certain collateral.

As of March 31, 2023, CJWS had no borrowings and $2 million letters of credit outstanding with $13 million of available borrowing capacity under the 2022 ABL Facility.
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
The indenture governing the 2026 Notes contains customary covenants and events of default (in some cases, subject to grace periods). We were in compliance with all covenants under the 2026 Notes as of March 31, 2023.
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
Note 3—Derivatives
We utilize derivatives, such as swaps, puts, calls and collars, to hedge a portion of our forecasted oil and gas production and gas purchases to reduce exposure to fluctuations in oil and natural gas prices, which addresses our market risk. In addition to satisfying the oil hedging requirements of the 2021 RBL Facility, we target covering our operating expenses and a majority of our fixed charges, which includes capital needed to sustain production levels, as well as interest and fixed dividends as applicable, with the oil and gas sales hedges for a period of up to three years out. Additionally, we target fixing the price for a large portion of our natural gas purchases used in our steam operations for up to three years. We have also entered into Utah gas transportation contracts to help reduce the price fluctuation exposure, however these do not qualify as hedges. We also, from time to time, have entered into agreements to purchase a portion of the natural gas we require for our operations, which we do not record at fair value as derivatives because they qualify for normal purchases and normal sales exclusions. We had no such transactions in the periods presented.
For fixed-price oil and gas sales swaps, we are the seller, so we make settlement payments for prices above the indicated weighted-average price per bbl and per mmbtu, respectively, and receive settlement payments for prices below the indicated weighted-average price per bbl and per mmbtu, respectively.
For our purchased puts, we would receive settlement payments for prices below the indicated weighted-average price per barrel, net of any deferred premium. No payment would be made or received for prices above the indicated weighted-average price per barrel, other than any applicable deferred premium.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For our sold puts, we would make settlement payments for prices below the indicated weighted-average price per barrel, net of any deferred premium. No payment would be made or received for prices above the indicated weighted-average price per barrel, other than any applicable deferred premium.
For our sold call options, we would make settlement payments for prices above the indicated weighted-average price per barrel, net of any deferred premium. No payment would be made or received for prices above the indicated weighted-average price per barrel, other than any applicable deferred premium.
A consumer collar is used for the purchase of fuel gas and is the combination of buying a call option and selling a put option. We would receive settlement payments for prices above the indicated weighted-average price of the call option and we would make settlement payments for prices below the indicated weighted-average price of the put option. No payment would be made or received for prices above the indicated weighted-average price per barrel, other than any applicable deferred premium.
For natural gas basis swaps, we make settlement payments if the difference between NWPL and Henry Hub is below the indicated weighted-average price of our contracts and receive settlement payments if the difference between NWPL and Henry Hub is above the indicated weighted-average price.
For some of our options we paid or received a premium at the time the positions were created and for others, the premium payment or receipt is deferred until the time of settlement. As of March 31, 2023 we have net payable deferred premiums of approximately $4 million, which is reflected in the mark-to-market valuation and will be payable through December 31, 2024.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of March 31, 2023, we had the following crude oil production and gas purchases hedges.

	Q2 2023	Q3 2023	Q4 2023	FY 2024	FY 2025	FY 2026
Brent - Crude Oil production
Swaps
Hedged volume (bbls)	1,387,750	1,211,717	1,196,000	3,412,817	99,337	9,518
Weighted-average price ($/bbl)	$77.01	$76.26	$76.18	$76.07	$71.55	$71.55
Sold Calls
Hedged volume (bbls)	364,000	368,000	368,000	1,098,000	2,486,127	472,500
Weighted-average price ($/bbl)	$106.00	$106.00	$106.00	$105.00	$91.11	$82.21
Purchased Puts (net)(1)
Hedged volume (bbls)	546,000	552,000	552,000	1,281,000	2,486,127	472,500
Weighted-average price ($/bbl)	$50.00	$50.00	$50.00	$50.00	$58.53	$60.00
Sold Puts (net)(1)
Hedged volume (bbls)	132,668	184,000	154,116	183,000	—	—
Weighted-average price ($/bbl)	$40.00	$40.00	$40.00	$40.00	$—	$—
Henry Hub - Natural Gas purchases
Consumer Collars
Hedged volume (mmbtu)	1,820,000	—	—	—	—	—
Weighted-average price ($/mmbtu)	$4.00/$2.75	$—	$—	$—	$—	$—
NWPL - Natural Gas purchases
Swaps
Hedged volume (mmbtu)	3,640,000	3,680,000	3,680,000	7,320,000	6,080,000	—
Weighted-average price ($/mmbtu)	$5.34	$5.34	$5.34	$4.27	$4.27	$—
Gas Basis Differentials
NWPL/HH - basis swaps
Hedged volume (mmbtu)	—	—	610,000	—	—	—
Weighted-average price ($/mmbtu)	$—	$—	$1.12	$—	$—	$—
__________
(1)    Purchase puts and sold puts with the same strike price have been presented on a net basis.

In addition to the table above, in April 2023, we added a natural gas purchase swap (NWPL) of 10,000 mmbtu/d at $4.10 beginning January 2024 through December 2024.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Our commodity derivatives are measured at fair value using industry-standard models with various inputs including publicly available underlying commodity prices and forward curves, and all are classified as Level 2 in the required fair value hierarchy for the periods presented. These commodity derivatives are subject to counterparty netting. The following tables present the fair values (gross and net) of our outstanding derivatives as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$23,352	$(22,855)	$497
Commodity Contracts	Non-current assets	46,315	(40,457)	5,858
Liabilities:
Commodity Contracts	Current liabilities	(43,331)	22,855	(20,476)
Commodity Contracts	Non-current liabilities	(43,012)	40,457	(2,555)
Total derivatives		$(16,676)	$—	$(16,676)

	December 31, 2022
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$66,974	$(30,607)	$36,367
Commodity Contracts	Non-current assets	39,886	(39,810)	76
Liabilities:
Commodity Contracts	Current liabilities	(61,713)	30,607	(31,106)
Commodity Contracts	Non-current liabilities	(53,452)	39,810	(13,642)
Total derivatives		$(8,305)	$—	$(8,305)
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at March 31, 2023 and December 31, 2022. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of March 31, 2023, we are not aware of material indemnity claims pending or threatened against us.
Securities Litigation Matters
On November, 20, 2020, Luis Torres, individually and on behalf of a putative class, filed a securities class action lawsuit (the “Torres Lawsuit”) in the United States District Court for the Northern District of Texas against Berry Corp. and certain of its current and former directors and officers (collectively, the “Defendants”). The complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933 (as amended, the “Securities Act”), and Sections 10(b) and 20(a) of the Exchange Act of 1934 (as amended, the “Exchange Act”), on behalf of a putative class of all persons who purchased or otherwise acquired (i) common stock pursuant and/or traceable to the Company’s 2018 IPO; or (ii) Berry Corp.'s securities between July 26, 2018 and November 3, 2020 (the “Class Period”). In particular, the complaint alleges that the Defendants made false and misleading statements during the Class Period and in the offering materials for the IPO, concerning the Company’s business, operational efficiency and stability, and compliance policies, that artificially inflated the Company’s stock price, resulting in injury to the purported class members when the value of Berry Corp.’s common stock declined following release of its financial results for the third quarter of 2020 on November 3, 2020.
On November 1, 2021, the court-appointed co-lead plaintiffs filed an amended complaint asserting claims on behalf of the same putative class under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, that the Company and the individual Defendants made false and misleading statements between July 26, 2018 and November 3, 2020 regarding the Company’s permits and permitting processes. The amended complaint does not quantify the alleged losses but seeks to recover all damages sustained by the putative class as a result of these alleged securities violations, as well as attorneys’ fees and costs. The Defendants filed a Motion to Dismiss on January 24, 2022 and on September 13, 2022, the Court issued an order denying that motion. The case is now in discovery. On February 13, 2023, the plaintiffs filed a motion for class certification, and on April 14, 2023, the defendants filed their opposition; the plaintiffs are required to file their reply on or before May 30, 2023.

We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the early stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.

On October 20, 2022, a shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Texas by putative stockholder George Assad, allegedly on behalf of the Company, that piggy-backs on the securities class action referenced above and which is currently pending before the same Court. The derivative complaint names certain current and former officers and directors as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the securities class action. The derivative complaint also alleges claims for unjust enrichment as against all defendants, and claims for contribution and indemnification under Sections 10(b) and 21D of the Exchange Act. On January 27, 2023, the court granted the parties’ joint stipulated request to stay the derivative action pending resolution of the

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
related securities class action. On January 20, 2023, a second shareholder derivative lawsuit was filed, this time in the United States District Court for the District of Delaware, by putative stockholder Molly Karp allegedly on behalf of the Company, again piggy-backing on the securities class action referenced above. This complaint, similar to the first derivative complaint, is brought against certain current and former officers and directors of the Company, asserting breach of fiduciary duty, aiding and abetting, and contribution claims based on the defendants allegedly having caused or failed to prevent the securities violations alleged in the securities class action. In addition, the complaint asserts a claim under Section 14(a) of the Exchange Act, alleging that Berry’s 2022 Proxy Statement was false and misleading in that it suggested the Company’s internal controls were sufficient and the board of directors was adequately overseeing material risks facing the Company when, according to the derivative plaintiff, that was not the case. The defendants believe the claims in the shareholder derivative actions are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

In addition, on or around April 17, 2023, the Company received a stockholder litigation demand that the Company’s board of directors investigate and commence legal proceedings against certain current and former officers and directors based ostensibly on the same claims asserted in the derivative actions.
Note 5—Equity
Cash Dividends
In the first quarter of 2023, our Board of Directors declared a quarterly fixed cash dividend totaling $0.06 per share, as well as variable cash dividends of $0.44 per share which was based on the results of the fourth quarter of 2022, for a total of $0.50 per share, which we paid in March 2023. The Board of Directors approved a $0.12 per share fixed cash dividend based on the results of the first quarter of 2023, which is expected to be paid in May 2023.
The Company anticipates that it will continue to pay quarterly cash dividend in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements, and other factors.
Stock Repurchase Program
We did not repurchase any shares during the three months ended March 31, 2023. As of March 31, 2023, the Company had repurchased a total of 10,528,704 shares under the stock repurchase program for approximately $104 million. As previously disclosed, the Company implemented a shareholder return model in early 2022, for which the Company intends to allocate a portion of Adjusted Free Cash Flow to opportunistic share repurchases.
In February 2023, the Board of Directors approved an increase of $102 million to the Company’s stock repurchase authorization bringing the Company’s remaining share authority to $200 million. As of March 31, 2023, the Company’s remaining total share repurchase authority is $200 million. The Board’s authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions, subject to market conditions and other factors, up to the aggregate amount authorized by the Board. The Board’s authorization has no expiration date.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock-Based Compensation

In February 2023, the Company granted awards of approximately 1,031,000 shares of restricted stock units (“RSUs”), which will vest annually in equal amounts over three years and a target number of approximately 437,000 shares of performance-based restricted stock units (“PSUs”), which will cliff vest, if at all, at the end of a three year performance period. The fair value of these awards was approximately $14 million.

The RSUs awarded in February 2023 are solely time-based awards. Of the PSUs awarded to certain Berry employees (excluding CJWS employee awards) in February 2023, (a) 50% of such will vest, if at all, based on a total stockholder return (“TSR”) performance metric (the “TSR PSUs”), which is defined as the capital gains per share of stock plus dividends paid assuming reinvestment, with TSR measured on an absolute basis and (b) 50% of such awards will vest, if at all, based on the consolidated Company's average cash returned on invested capital (“CROIC PSUs”) over the performance period. The PSUs awarded to certain CJWS employees in February 2023 will vest, if at all, based on the CJWS average cash returned on invested capital (“ROIC PSUs”) over the performance period. Depending on the results achieved during the three-year performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the target TSR, CROIC and ROIC PSUs granted.
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

	March 31, 2023	December 31, 2022
	(in thousands)
Prepaid expenses	$11,495	$12,330
Materials and supplies	9,813	8,976
Deposits	7,323	7,266
Oil inventories	4,751	4,036
Other	1,503	1,117
Total other current assets	$34,885	$33,725
Other non-current assets at March 31, 2023 included approximately $6 million of operating lease right-of-use assets, net of amortization and $3 million of deferred financing costs, net of amortization. At December 31, 2022 other non-current assets included approximately $6 million of operating lease right-of-use assets, net of amortization and $4 million of deferred financing costs, net of amortization.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accounts payable and accrued expenses on the condensed consolidated balance sheets included the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Accounts payable-trade	$31,756	$40,286
Accrued expenses	54,132	85,360
Royalties payable	16,093	38,264
Taxes other than income tax liability	11,236	6,640
Accrued interest	4,004	10,885
Dividends payable	2,227	—
Asset retirement obligations - current portion	20,000	20,000
Operating lease liability	1,615	1,666
Total accounts payable and accrued expenses	$141,063	$203,101
The decrease of $2 million in the long-term portion of the asset retirement obligations from $158 million at December 31, 2022 to $156 million at March 31, 2023 was due to $5 million of liabilities settled during the period, offset by $3 million of accretion.
Other noncurrent liabilities at March 31, 2023 included approximately $25 million of greenhouse gas liability, which is due in 2024, and $5 million of operating lease noncurrent liability. At December 31, 2022 other non-current liabilities included approximately $23 million non-current greenhouse gas liability, which is due 2024, and $5 million of non-current operating lease liability.
Supplemental Information on the Statement of Operations
For the three months ended March 31, 2023, other operating income was less than $1 million. For the three months ended March 31, 2022, other operating expenses were $4 million and mainly consisted of over $2 million in royalty audit charges incurred prior to our emergence and restructuring in 2017, and approximately $1 million loss on the divestiture of the Piceance properties.
Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Supplemental Disclosures of Significant Non-Cash Investing Activities:
Material inventory transfers to oil and natural gas properties	$288	$243
Supplemental Disclosures of Cash Payments (Receipts):
Interest, net of amounts capitalized	$14,388	$14,539
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The RSUs and PSUs are not a participating security as the dividends are forfeitable. For the three months ended March 31, 2023 and March 31, 2022, no incremental RSU and PSU shares were included in the diluted EPS calculation as their effect was anti-dilutive under the “if converted” method.

	Three Months Ended March 31,
	2023	2022
	(in thousands except per share amounts)
Basic EPS calculation
Net loss	$(5,859)	$(56,810)
Weighted-average shares of common stock outstanding	76,112	80,298
Basic loss per share	$(0.08)	$(0.71)
Diluted EPS calculation
Net loss	$(5,859)	$(56,810)
Weighted-average shares of common stock outstanding	76,112	80,298
Dilutive effect of potentially dilutive securities(1)	—	—
Weighted-average common shares outstanding - diluted	76,112	80,298
Diluted loss per share	$(0.08)	$(0.71)
__________
(1)    We excluded approximately 3.1 million and 4.1 million of combined RSUs and PSUs from the dilutive weighted-average common shares outstanding for the three months ended March 31, 2023 and 2022, because their effect was anti-dilutive.
Note 8—Revenue Recognition
We derive revenue from sales of oil, natural gas and natural gas liquids (“NGL”), with additional revenue generated from sales of electricity and marketing activities. Revenue from CJWS is generated from well servicing and abandonment business.
The following table provides disaggregated revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Oil sales	$152,134	$202,724
Natural gas sales	13,543	5,982
Natural gas liquids sales	680	1,645
Service revenue	44,623	39,836
Electricity sales	5,445	5,419
Marketing revenues	—	289
Other revenues	45	45
Revenues from contracts with customers	216,470	255,940
Gains (losses) on oil and gas sales derivatives	38,499	(161,858)
Total revenues and other	$254,969	$94,082

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9—Segment Information
We operate in two business segments: (i) E&P and (ii) well servicing and abandonment. The E&P segment is engaged in the exploration and production of onshore, low geologic risk, long-lived conventional oil reserves primarily located in California, as well as Utah. The well servicing and abandonment segment is operated by CJWS and provides wellsite services in California to oil and natural gas production companies, with a focus on well servicing, well abandonment services and water logistics.

The well servicing and abandonment segment occasionally provides services to our E&P segment, as such, we recorded an intercompany elimination of $2 million in revenue and expense during consolidation for the three months ended March 31, 2023. The intercompany elimination was immaterial for the three months ended March 31, 2022.

The following table represents selected financial information for the periods presented regarding the Company's business segments on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the financial information for the Company on a consolidated basis.

	Three Months Ended March 31, 2023
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues(1)	$171,847	$46,363	$(1,740)	$216,470
Net income (loss) before income taxes	$24,170	$2,114	$(35,056)	$(8,772)
Adjusted EBITDA	$75,797	$5,438	$(21,898)	$59,337
Capital expenditures	$19,272	$982	$379	$20,633
Total assets	$1,471,679	$80,897	$(12,335)	$1,540,241

	Three Months Ended March 31, 2022
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues(1)	$216,104	$39,836	$—	$255,940
Net loss before income taxes	$(34,291)	$(284)	$(25,586)	$(60,161)
Adjusted EBITDA	$105,649	$3,300	$(13,237)	$95,712
Capital expenditures	$26,437	$628	$555	$27,620
Total assets	$1,471,358	$73,887	$(50,518)	$1,494,727
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2023
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Adjusted EBITDA reconciliation to net income (loss):
Net income (loss)	$24,170	$2,114	$(32,143)	$(5,859)
Add (Subtract):
Interest expense	—	5	7,832	7,837
Income tax benefit	—	—	(2,913)	(2,913)
Depreciation, depletion, and amortization	33,835	3,256	3,030	40,121
Gains on derivatives	(39,109)	—	—	(39,109)
Net cash received for scheduled derivative settlements	47,467	—	—	47,467
Other operating expenses (income)	1,809	(82)	(2,013)	(286)
Stock compensation expense	312	145	4,309	4,766
Non-recurring costs(1)	7,313	—	—	7,313
Adjusted EBITDA	$75,797	$5,438	$(21,898)	$59,337
__________
(1)    Non-recurring costs included executive transition costs and workforce reduction costs in the first quarter of 2023.

	Three Months Ended March 31, 2022
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Adjusted EBITDA reconciliation to net income (loss):
Net loss	$(34,291)	$(284)	$(22,235)	$(56,810)
Add (Subtract):
Interest expense	—	—	7,675	7,675
Income tax benefit	—	—	(3,351)	(3,351)
Depreciation, depletion, and amortization	35,474	3,179	1,124	39,777
Losses on derivatives	132,804	—	—	132,804
Net cash paid for scheduled derivative settlements	(32,152)	—	—	(32,152)
Other operating expenses	3,495	174	100	3,769
Stock compensation expense	319	33	3,450	3,802
Non-recurring costs(1)	—	198	—	198
Adjusted EBITDA	$105,649	$3,300	$(13,237)	$95,712
__________
(1)    Non-recurring costs included legal and professional service expenses related to acquisition and divestiture activity for the first quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim unaudited consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”). When we use the terms “we,” “us,” “our,” “Berry,” the “Company” or similar words in this report, we are referring to, as the context may require, Berry Corporation (bry), a Delaware corporation (formerly known as Berry Petroleum Corporation,“Berry Corp.”), together with its subsidiaries, Berry Petroleum, LLC, a Delaware limited liability company (“Berry LLC”), CJ Berry Well Services Management, LLC, a Delaware limited liability company (“C&J Management”), and C&J Well Services, LLC, a Delaware limited liability company (“C&J”).
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
The assets in our E&P business, in the aggregate, are characterized by high oil content (our California assets are 100% oil) and are predominantly located in rural areas with low population density. In California, we focus on conventional, shallow oil reservoirs, the drilling and completion of which are relatively low-cost in contrast to unconventional resource plays. The California oil market has primarily Brent-influenced pricing which has typically realized premium pricing to WTI. All of our California assets are located in the oil-rich reservoirs in the San Joaquin basin, which has more than 150 years of production history and substantial oil remaining in place. As a result of the substantial data produced over the basin’s long history, its reservoir characteristics and low geological risk opportunities are well understood. We also have upstream assets in the oil-rich reservoirs in the Uinta basin of Utah.
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

Our goal is to continue maximizing shareholder value through overall returns. Since our initial public offering in July 2018 (“IPO”), we have demonstrated our commitment to maximizing shareholder value and returning a substantial amount of capital to shareholders through dividends and share purchases. In early February 2023, we updated our shareholder return model, including the plan to double our quarterly fixed dividend to $0.12 per share. We also modified the allocations of Adjusted Free Cash Flow. Inclusive of the fixed dividends declared in April 2023, since our IPO, we will have returned $342 million to our shareholders, which represents 311% of our IPO proceeds, consisting of $238 million in fixed and variable dividends and $104 million to repurchase 10.5 million shares, which represents 14% of our outstanding shares as of March 31, 2023.
Our shareholder return model went into effect January 1, 2022, and we updated the allocations for 2023. Specifically, in 2023, the annual cumulative allocation of Adjusted Free Cash Flow is (a) 80% primarily in the form of opportunistic debt or share repurchases, as well as strategic growth, such as acquisitions of producing bolt-on assets; and (b) 20% in the form of variable dividends. Any dividends (fixed or variable) actually paid will be determined by our Board of Directors in light of then existing conditions, including our earnings, financial condition, restrictions in financing agreements, business conditions and other factors.

Like our business model, this shareholder return model is simple and demonstrates our commitment to optimize capital allocation and returns to our shareholders. The model is based on our Adjusted Free Cash Flow, which is defined as cash flow from operations less regular fixed dividends and maintenance capital. Maintenance capital, which represents the capital expenditures needed to optimize production volumes for a given year, is defined as capital expenditures, excluding, when applicable, (i) E&P capital expenditures that are related to strategic business expansion, such as acquisitions of oil and gas properties and any exploration and development activities to increase production beyond the prior year’s annual production volumes, (ii) capital expenditures in our well servicing and abandonment segment, (iii) corporate expenditures that are related to ancillary sustainability initiatives and/or (iv) other expenditures that are discretionary and unrelated to maintenance of our core business. As part of our strategy, we opportunistically consider bolt-on acquisitions, which contribute to our goal to maintain our existing production volumes (particularly in the current regulatory environment, when there are restrictions on the ability to obtain permits for new drills), and could even moderately grow production. Depending on size, bolt-on acquisitions may be funded in whole or in part from maintenance capital or the 80% portion of our target Adjusted Free Cash Flow allocation.
Adjusted Free Cash Flow does not represent the total increase or decrease in our cash balance, and it should not be inferred that the entire amount of Adjusted Free Cash Flow is available for variable dividends, debt or share repurchases,bolt-on acquisitions or other discretionary expenditures, since we have non-discretionary expenditures that are not deducted from this measure. Adjusted Free Cash Flow is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of Adjusted Free Cash Flow to cash provided by operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP.
We believe that the successful execution of our strategy across our low-declining, oil-weighted production base coupled with extensive inventory of identified drilling locations with attractive full-cycle economics will support our objectives to generate free cash flow, which funds our operations, optimizes capital efficiency and maximizes shareholder returns. We also strive to maintain a low leverage profile and explore attractive organic and strategic growth through commodity price cycles. Our strategy includes proactively engaging the many forces driving our industry and impacting our operations, whether positive or negative, to maximize the utility of our assets, create value for shareholders, and support environmental goals that align with safer, more efficient and lower emission operations. As part of our commitment to creating long-term value for our shareholders, we are dedicated to conducting our operations in an ethical, safe and responsible manner, to protecting the environment, and to taking care of our people and the communities in which we live and operate. We believe that oil and gas will remain an important part of the energy landscape going forward and our goal is to conduct our business safely and responsibly, while supporting economic stability and social equity through engagement with our stakeholders. We recognize the oil and gas industry’s role in the energy transition and advocate a co-existence between renewable and conventional energy. We are committed to being part of the energy transition solution by continuing to provide safe, reliable, and affordable energy to our communities.
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
Adjusted EBITDA
Adjusted EBITDA is the primary financial and operating measurement that our management uses to analyze and monitor the operating performance of both our E&P business and CJWS. We also use Adjusted EBITDA in planning our capital allocation to sustain production levels and determining our strategic hedging needs aside from the hedging requirements of the 2021 RBL Facility (defined below in “—Liquidity and Capital Resources”). Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest expense; income taxes; depreciation, depletion, and amortization (“DD&A”); derivative gains or losses net of cash received or paid for scheduled derivative settlements; impairments; stock compensation expense; and unusual and infrequent items. See “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net (loss) income and to net cash provided by operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP. This supplemental non-GAAP financial measure is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.
Shareholder Returns
Commencing in 2022, we implemented a shareholder return model based on our Adjusted Free Cash Flow, which is a non-GAAP measure that we define as cash flow from operations less regular fixed dividends and maintenance capital. Maintenance capital represents the capital expenditures needed to maintain substantially the same volume of annual oil and gas production and is defined as capital expenditures, excluding, when applicable, E&P capital expenditures that are related to strategic business expansion, such as acquisitions of oil and gas properties and any exploration and development activities to increase production beyond the prior year’s annual production volumes and capital expenditures in our well servicing and abandonment segment and corporate expenditures that are related to ancillary sustainability initiatives or other expenditures that are discretionary and unrelated to maintenance of our core business. Adjusted Free Cash Flow does not represent the total increase or decrease in our cash balance, and it should not be inferred that the entire amount of Adjusted Free Cash Flow is available for variable dividends, debt or share repurchases, bolt-on acquisitions or other discretionary expenditures, since we have non-discretionary expenditures that are not deducted from this measure. Refer to “—Non-GAAP Financial Measures” for a reconciliation of Adjusted Free Cash Flow to cash provided by operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP.
Under our shareholder return model, which was revised in February 2023, we plan to pay a fixed dividend of $0.12 per quarter. We also modified the allocations of Adjusted Free Cash Flow to be (a) 80% primarily in the form of opportunistic debt or share repurchases, as well as strategic growth, such as acquisitions of producing bolt-on assets; and (b) 20% in the form of variable dividends. Any dividends (fixed or variable) actually paid will be determined by our Board of Directors in light of then existing conditions, including our earnings, financial condition, restrictions in financing agreements, business conditions and other factors.
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

E&P Field Operations
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

Lease operating expenses include fuel, labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Electricity generation expenses include the portion of fuel, labor, maintenance, and tools and supplies from two of our cogeneration facilities allocated to electricity generation expense; the remaining cogeneration expenses are included in lease operating expense. Transportation expenses relate to our costs to transport the oil and gas that we produce within our properties or move it to the market. Marketing expenses mainly relate to natural gas purchased from third parties that moves through our gathering and processing systems and then is sold to third parties. Electricity revenue is from the sale of excess electricity from two of our cogeneration facilities to a California utility company under long-term contracts at market prices. These cogeneration facilities are sized to satisfy the steam needs in their respective fields, but the corresponding electricity produced is more than the electricity that is currently required for the operations in those fields. Transportation sales relate to water and other liquids that we transport on our systems on behalf of third parties and marketing revenues represent sales of natural gas purchased from and sold to third parties
Health, Safety & Environmental
Like other companies in the oil and gas industry, the operations of both our E&P business and CJWS are subject to complex federal, state and local laws and regulations that govern health and safety, the release or discharge of materials, and land use or environmental protection that may restrict the use of our properties and operations, increase our costs or lower demand for or restrict the use of our products and services. Please see “—Regulatory Matters” in this quarterly report as well as Part I, Item 1 “Regulatory Matters” and Part I, Item 1A. “Risk Factors” in our Annual Report for a discussion of the potential impact that government regulations, including those regarding HSE matters, may have upon our business, operations, capital expenditures, earnings and competitive position.
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

Business Environment, Market Conditions and Outlook
Our operating and financial results, and those of the oil and gas industry as a whole, are heavily influenced by commodity prices, including differentials, which have and may continue to, fluctuate significantly as a result of numerous market-related variables, including global geopolitical, economic conditions, and local and regional market factors and dislocations. Oil prices slightly decreased in the first quarter of 2023 and they have remained, and may continue to remain, volatile.
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
Currently, global oil inventories are low relative to historical levels and supply from OPEC+ and other oil producing nations are not expected to be sufficient to meet forecasted oil demand growth, including for transportation, for the foreseeable future. It is believed that many OPEC+ countries will be unable to increase their production levels or even produce at expected levels due to their lack of capital investments in developing incremental oil supplies over the past few years. In October 2022, OPEC+ determined to reduce production beginning in November 2022 through December 2023 by 2 million bbls per day, due to the uncertainty surrounding the global economic and oil market outlooks. OPEC+ took further action in early April 2023 to reduce production by approximately 1.7 million bbls per day through December 2023. Furthermore, sanctions and import bans on Russian oil have been implemented by various countries in response to the war in Ukraine, further impacting global oil supply. Still, oil and natural gas prices have recently declined from the highs experienced in the first half of 2022 and could decrease or increase with any changes in demand due to, among other things, China lifting COVID-19 restrictions in December 2022, the ongoing conflict in Ukraine, international sanctions, speculation as to future actions by OPEC+, developing COVID-19 variants and the potential for a widespread COVID-19 outbreak, higher gas prices, inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including a prolonged recession. Further, the volatility in oil and natural gas prices could accelerate a transition away from fossil fuels, resulting in reduced demand over the longer term. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, that are not within our control and cannot be accurately predicted.
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
Average Brent oil prices, as noted below, decreased by $6.47, or 7% for the three months ended March 31, 2023 compared to the three months ended December 31, 2022 and decreased by $15.74, or 16% compared to the three months ended March 31, 2022. Though the California market generally receives Brent-influenced pricing, California oil prices are determined ultimately by local supply and demand dynamics, including third-party transportation and market takeaway infrastructure capacity.
For our California steam operations, the price we pay for fuel gas purchases is generally based on the Northwest, Rocky Mountains index for the purchases made in the Rockies and the SoCal Gas city-gate index for the purchases made in California. We currently buy most of our gas in the Rockies. Now that we are purchasing a majority of our fuel gas in the Rockies, most of the purchases made in California use the SoCal Gas city-gate index, whereas prior to this shift the predominant index for California purchases was Kern, Delivered. The price from the Northwest, Rocky Mountain index was as high as $49.57 per mmbtu and as low as $5.07 per mmbtu in the first quarter of 2023. The price from the SoCal Gas city-gate index was as high as $54.31 per mmbtu and as low as $6.93 per mmbtu in the first quarter of 2023. Overall, we paid an average of $20.74 per mmbtu in the first quarter of 2023, excluding the positive impact of our gas purchase hedges. The price we paid on average increased by $11.12 per mmbtu, or 116% and $14.44 per mmbtu, or 229% for the first quarter of 2023, compared to the fourth quarter of 2022 and the first quarter of 2022, respectively. When including hedging effects in our gas purchases, we paid $8.88, $7.34 and $6.01 per mmbtu in the first quarter of 2023, the fourth quarter of 2022, and the first quarter of 2022, respectively.
The following table presents the average Brent, WTI, SoCal Gas city-gate, Northwest, Rocky Mountains, and Henry Hub prices for the three months ended March 31, 2023, December 31, 2022 and March 31, 2022.

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Oil (bbl) – Brent	$82.16	$88.63	$97.90
Oil (bbl) – WTI	$76.15	$82.51	$94.54
Natural gas (mmbtu) – SoCal Gas city-gate	$24.81	$9.71	$6.74
Natural gas (mmbtu) – Northwest, Rocky Mountains	$22.36	$7.54	$5.76
Natural gas (mmbtu) – Henry Hub	$2.64	$5.55	$4.67
As mentioned above, California oil prices are Brent-influenced as California refiners import approximately 75% of the state’s demand from OPEC+ countries and other waterborne sources. Without the higher costs and potential environmental impact associated with importing crude via rail or supertanker, we believe our in-state production and low-cost crude transportation options, coupled with Brent-influenced pricing, in appropriate oil price environments, should continue to allow us to realize positive cash margins in California over the cycle.
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
Natural gas prices and differentials are strongly affected by local market fundamentals, availability of transportation capacity from producing areas and seasonal impacts. Our key exposure to gas prices is in our costs. We purchase substantially more natural gas for our California steamfloods and cogeneration facilities than we produce and sell in the Rockies. In May 2022, we began purchasing most of our gas in the Rockies and transporting it to our California operations using our Kern River pipeline capacity. We buy approximately 48,000 mmbtu/d in the Rockies, and the remainder comes from California markets. The volume purchased in California fluctuates and averaged 3,000 mmbtu/d in Q1 2023, 12,000 mmbtu/d in Q4 2022 and 16,000 mmbtu/d in Q1 2022. The natural gas we purchase in the Rockies is shipped to our operations in California to help limit our exposure to California fuel gas purchase price fluctuations. We strive to further minimize the variability of our fuel gas costs for our steam operations by hedging a significant portion of our gas purchases. Additionally, the negative impact of higher gas prices on our California operating expenses is partially offset by higher gas sales for the gas we produce and sell in the Rockies.

Our current expectations are that natural gas prices in the western US will remain elevated in 2023 relative to the rest of the US. Our hedging strategy coupled with our midstream access to gas from the Rockies, also helps us mitigate the impact of high natural gas prices on our cost structure.
Prices and differentials for NGLs are related to the supply and demand for the products making up these liquids. Some of them more typically correlate to the price of oil while others are affected by natural gas prices as well as the demand for certain chemical products which are used as feedstock. In addition, infrastructure constraints magnify pricing volatility.
Our earnings are also affected by the performance of our cogeneration facilities. These cogeneration facilities generate both electricity and steam for our properties and electricity for off-lease sales. While a portion of the electric output of our cogeneration facilities is utilized within our production facilities to reduce operating expenses, we also sell electricity produced by two of our cogeneration facilities under contracts with terms ending in December 2023 and November 2026. The most significant input and cost of the cogeneration facilities is natural gas. We generally receive significantly more revenue from these cogeneration facilities in the summer months, most notably in June through September, due to negotiated capacity payments we receive.
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
Regulatory Matters
Like other companies in the oil and gas industry, both our E&P business and CJWS are subject to complex and stringent federal, state, and local laws and regulations, and California, where most of our operations and assets are located, is one of the most heavily regulated states in the United States with respect to oil and gas operations. A combination of federal, state and local laws and regulations govern most aspects of our activities in California. Collectively, the effect of the existing laws and regulations is to limit the number and location of our wells through restrictions on the use of our properties, limit our ability to develop certain assets and conduct certain operations, including through a restrictive and burdensome permitting and approval process, and regulate the amount of oil and natural gas that we can produce from our wells, potentially reducing below levels that would otherwise be possible. Additionally, the regulatory burden on the industry in the past has and in the future could result in increased costs and consequently may have an adverse effect upon operations, capital expenditures, earnings and our competitive position. Violations and liabilities with respect to these laws and regulations could also result in significant administrative, civil, or criminal penalties, remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and future prospects. Our operations in California are particularly exposed to increased regulatory risks given the stringent environmental regulations imposed on the oil and gas industry, and current political and social trends in California continue to increase limitations on and impose additional permitting, mitigation, and emission control obligations, amongst others, upon the oil and gas industry. We cannot predict what new environmental laws or regulations California may impose upon our operations in the future; however, any such future laws or regulations could materially and adversely impact our business and results of operations. For additional information about the potential impact that government regulations, including those regarding environmental matters, may have upon our business, operations, capital expenditures, earnings and competitive position, please see Part I, Item 1 “Regulatory Matters,” as well as Part I, Item 1A. “Risk Factors” in our Annual Report.
On September 16, 2022, the California Governor signed into law Senate Bill No. 1137 which prohibits CalGEM from permitting any new wells, or the rework of existing wells, if the proposed new drill or rework is within 3,200 feet of certain sensitive receptors such as homes, schools or parks effective January 1, 2023. In December 2022, proponents of a voter referendum (the Referendum) collected more than the requisite number of signatures required to put Senate Bill No. 1137 on the 2024 ballot. On February 3, 2023, the Secretary of State of California certified the signatures and confirmed that the Referendum qualifies for the November 2024 ballot. Accordingly, Senate Bill No. 1137 is stayed until it is put to a vote, although any stay could be delayed if there are legal challenges to the Secretary of State’s certification. Relatedly, a legislator recently introduced Senate Bill No. 556 into the California Senate providing for joint and several liability for operators and owners of an entity that owns an oil and gas production facility for certain adverse health conditions in a setback zone, subject to limited defenses. Senate Bill No. 556 also provides for civil penalties to be assessed against potentially responsible parties. We continue to assess the impacts of Senate Bill No. 1137 and the potential impacts of Senate Bill No. 556, to include our ability to operate and any increased exposure to liability.
Inflation
The U.S. inflation rate increased throughout much of 2022. The Company, similar to other companies in our industry, has experienced inflationary pressures on our costs - namely inflationary pressures have resulted in increases to the costs of our goods, services and personnel, which in turn, have caused our capital expenditures and operating costs to rise. Such inflationary pressures have resulted from supply chain disruptions caused by the COVID pandemic, increased demand, labor shortages and other factors, including the conflict between Russia and the Ukraine which began in late February 2022. In late 2022 and early 2023, inflation rates began to stabilize and even decrease from the levels experienced earlier in 2022. We are unable to accurately predict if such inflationary pressures and contributing factors will continue through 2023. However, as of March 31, 2023, we determined there has not been any material changes in inflationary pressures since the year ended December 31, 2022.
Seasonality
Seasonal weather conditions have in the past, and in the future likely will, impact our drilling, production and well servicing activities. Extreme weather conditions can pose challenges to meeting well-drilling and completion objectives and production goals. Seasonal weather can also lead to increased competition for equipment, supplies and personnel, which could lead to shortages and increased costs or delayed operations. Our operations have been, and in the future could be, impacted by ice and snow in the winter, especially in Utah, and by electrical storms and high temperatures in the spring and summer, as well as by wildfires and rain. For example, during the first quarter of 2023, we experienced an increase in costs, production downtime and transportation delays due to the unprecedented snowy and rainy weather in Utah and California. Unusually heavy rains caused flooding and power outages which adversely impacted our ability to operate in California, while Utah was impacted by historic snowfall.
Among other factors, extreme cold weather conditions drove high natural gas prices in the first quarter of 2023. We seek to mitigate a substantial portion of the gas purchase exposure for our cogeneration plants by selling excess electricity from our cogeneration operations to third parties at prices linked to the price of natural gas. Aside from the impact gas prices have on electricity prices, these sales are generally higher in the summer months as they include seasonal capacity amounts. Our hedging strategy coupled with our midstream access to gas from the Rockies also helps mitigate the impact of the high natural gas prices on our cost structure.

Capital Expenditures
For the three months ended March 31, 2023 our total capital expenditures were approximately $21 million, including capitalized overhead and interest and excluding acquisitions and asset retirement spending. E&P and corporate expenditures were $20 million for the three months ended March 31, 2023 (excluding well servicing and abandonment capital of $1 million). Approximately 92% and 8% of these capital expenditures for the three months ended March 31, 2023 were directed to California and Utah operations, respectively.
Our 2023 capital expenditure budget for E&P operations and corporate activities is between $95 to $105 million, which we expect will result in a slight decline in production year over year. Based on activity to date and expected for the remainder of 2022, we currently anticipate our full year capital expenditures will be slightly more than our initial budget and will be between $140 and $145 million. We have adjusted our planned California capital program in late 2022 based on the success of recent development activity. To keep up the momentum into 2023, we are accelerating our development program during the fourth quarter of 2022. Additionally, due to the results achieved from mid-year workover and recompletion activity in Utah, we allocated incremental funding to perform additional workovers in Utah. The increase in full-year capital expenditures is also partially due to cost inflation in excess of our initial expectations, which we began to experience mid-year.
Exclusive of the capital expenditures noted above, for the full year 2023, we plan to spend approximately $21 million to $24 million on plugging and abandonment activities, exceeding our annual obligation requirements under California idle well management plan. We spent approximately $5 million for plugging and abandonment activities in the three months ended March 31, 2023.

Production and Prices
The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Average daily production:(1)
Oil (mbbl/d)	22.6	24.1	24.4
Natural Gas (mmcf/d)	8.7	7.8	11.5
NGL (mbbl/d)	0.2	0.4	0.4
Total (mboe/d)(2)	24.3	25.8	26.7
Total Production:
Oil (mbbl)	2,037	2,219	2,198
Natural gas (mmcf)	779	716	1,037
NGLs (mbbl)	20	33	35
Total (mboe)(2)	2,187	2,371	2,406
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$74.69	$80.61	$92.25
Effects of scheduled derivative settlements ($/bbl)	$(3.65)	$(7.22)	$(15.38)
Oil with hedges ($/bbl)	$71.04	$73.39	$76.87
Natural gas ($/mcf)	$17.39	$12.02	$5.77
NGL ($/bbl)	$34.10	$29.67	$47.03
Average Benchmark prices:
Oil (bbl) – Brent	$82.16	$88.63	$97.90
Oil (bbl) – WTI	$76.15	$82.51	$94.54
Natural gas (mmbtu) – SoCal Gas city-gate(3)	$24.81	$9.71	$6.74
Natural gas (mmbtu) – Northwest, Rocky Mountains(4)	$22.36	$7.54	$5.76
Natural gas (mmbtu) – Henry Hub(4)	$2.64	$5.55	$4.67
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the three months ended March 31, 2023, the average prices of Brent oil and Henry Hub natural gas were $82.16 per bbl and $2.64 per mmbtu.
(3)    The natural gas we purchase to generate steam and electricity is primarily based on Rockies price indexes, including transportation charges, as we currently purchase a substantial majority of our gas needs from the Rockies, with the balance purchased in California at various California indices. SoCal Gas city-gate Index is the relevant index used only for the portion of gas purchases in California. Now that we are purchasing a majority of our fuel gas in the Rockies, most of the purchases made in California utilize the SoCal Gas city-gate index, whereas prior to this shift the predominant index for California purchases were Kern, Delivered.
(4)    Northwest, Rocky Mountains and Henry Hub are the relevant indices used for gas purchases and sales, respectively, in the Rockies.

The following table sets forth average daily production by operating area for the periods indicated:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Average daily production (mboe/d):(1)
California	19.9	21.1	22.2
Utah(2)	4.4	4.7	4.1
Colorado(3)	—	—	0.4
Total average daily production	24.3	25.8	26.7
__________
(1)    Production represents volumes sold during the period.
(2)    Includes production for Antelope Creek area from February 2022, when it was acquired, through March 31, 2023.
(3)    In January 2022, we divested all of our natural gas properties in Colorado.

On a sequential basis, our average daily production decreased by 1.5 mboe/d for the three months ended March 31, 2023, compared to the three months ended December 31, 2022. Our California production was 19.9 mboe/d for the first quarter of 2023, a decrease of 1.2 mboe/d from the fourth quarter 2022, which was largely due to severe rainstorms in January and February. The rainstorms ultimately led to flooding and power outages in a number of our fields which decreased well operating time and prevented routine workover and well maintenance that further negatively impacted production in the first quarter of 2023. Additionally, in the first quarter of 2023, we temporarily shut-in wells during development and abandonment activities in one of our most productive fields. The impact of the weather and these activities improved toward the end of the quarter. Utah production was also hampered by extreme weather conditions in the first quarter of 2023. Above-average snowfall limited access to wells, which decreased well uptimes and the ability to transport produced oil, and also prevented normal workover and well maintenance necessary for optimal well performance.

Average daily production in California for the three months ended March 31, 2023 decreased 2.3 mboe/d compared to the same period in 2022. The decrease was primarily due to weather conditions and the other activities discussed above. Additionally, variation in the timing of new wells brought online in 2023 relative to same period in 2022 was also a contributing factor.The increase in the Utah production, when compared to the first quarter of last year, was driven by our additional development of the Antelope Creek properties we acquired in February 2022, somewhat offset by previously discussed weather related production losses.

Results of Operations
Three Months Ended March 31, 2023 compared to Three Months Ended December 31, 2022.

	Three Months Ended
	March 31, 2023	December 31, 2022	$ Change	% Change
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$166,357	$188,442	$(22,085)	(12)%
Service revenue	44,623	46,792	(2,169)	(5)%
Electricity sales	5,445	8,284	(2,839)	(34)%
Gains (losses) on oil and gas sales derivatives	38,499	(48,872)	87,371	n/a
Marketing and other revenues	45	37	8	22%
Total revenues and other	$254,969	$194,683	$60,286	31%
Revenues and Other
Oil, natural gas and NGL sales decreased by $22 million, or 12%, to approximately $166 million for the three months ended March 31, 2023, compared to the three months ended December 31, 2022. The decrease was driven by $15 million of lower oil volumes and $12 million lower oil prices, partially offset by a $5 million increase in gas revenue, primarily from higher prices.
Service revenue consisted entirely of revenue from the well servicing and abandonment business. Service revenue decreased by $2 million or 5% to approximately $45 million in the first quarter 2023, due to severe flooding in its primary service area. The well servicing and abandonment segment periodically provides services to our E&P segment, as such, we recorded an intercompany elimination of approximately $2 million in revenue and expense in each of the quarters presented. Service revenues in the table above are presented net of intercompany amounts.
Electricity sales represent sales to utilities and decreased $3 million, or 34%, to approximately $5 million for the three months ended March 31, 2023 compared to the three months ended December 31, 2022. This decrease was due to not running one of our cogeneration facilities for most of the first quarter resulting in lower sales volume. In the first quarter of 2023, we reduced our steam injection, and thus our natural gas consumption, in certain fields to manage our operating costs due to the dramatic increase in natural gas prices, and to a lesser extent for development and abandonment activities.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement loss for the three months ended March 31, 2023 was $7 million and the loss for the three months ended December 31, 2022 was $16 million. This quarter-over-quarter decrease was primarily due to the decline in Brent index prices, the index for all our oil derivatives. The mark-to-market non-cash gain was $46 million for the three months ended March 31, 2023 and a loss of $33 million for three months ended December 31, 2022. This change resulted from a narrower spread between future market prices and the fixed price at the end of the quarter compared to that of the respective previous quarter. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index when such index prices are above the swap fixed price create valuation gains (losses).
Marketing and other revenues, which included third-party marketing activities, were not material for the three months ended March 31, 2023 and December 31, 2022.

	Three Months Ended		$ Change	% Change
	March 31, 2023	December 31, 2022
	(in thousands, except expenses per boe)
Expenses and other:
Lease operating expenses	$134,835	$87,601	$47,234	54%
Costs of services	36,099	35,010	1,089	3%
Electricity generation expenses	2,500	5,199	(2,699)	(52)%
Transportation expenses	1,041	1,021	20	2%
General and administrative expenses	31,669	26,926	4,743	18%
Depreciation, depletion and amortization	40,121	39,509	612	2%
Taxes, other than income taxes	10,460	14,341	(3,881)	(27)%
Gains on natural gas purchase derivatives	(610)	(41,460)	40,850	(99)%
Other operating income	(286)	(1,023)	737	(72)%
Total expenses and other	255,829	167,124	88,705	53%
Other (expenses) income:
Interest expense	(7,837)	(7,646)	(191)	2%
Other, net	(75)	(63)	(12)	19%
Total other expenses	(7,912)	(7,709)	(203)	3%
(Loss) income before income taxes	(8,772)	19,850	(28,622)	(144)%
Income tax benefit	(2,913)	(52,114)	49,201	(94)%
Net (loss) income	$(5,859)	$71,964	$(77,823)	(108)%
Adjusted EBITDA(1)	$59,337	$77,508	$(18,171)	(23)%
Adjusted Net Income (Loss)(1)	$5,307	$76,449	$(71,142)	(93)%
__________
(1)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “Item 7 - Non-GAAP Financial Measures”.

Expenses
Lease operating expenses, which does not include the effects of gas purchase hedges, increased 54% or $47 million on an absolute dollar basis to $135 million for the first quarter of 2023 when compared to the fourth quarter of 2022. Approximately 97% of this increase was the result of higher natural gas (fuel) costs for our California steam facilities. Average natural gas purchase price per mmbtu increased 116% compared to three months ended December 31, 2022, which increased fuel expense 82%, net of the benefit from 14% lower consumption of approximately $21 million. Lease operating expense excluding fuel increased 3% on an absolute dollar basis due to higher unit power costs and mostly weather related higher outside services and lease maintenance expenses partially offset by lower well maintenance spending.
Cost of services in 2022 consisted entirely of costs from the well servicing and abandonment business. Cost of services increased by $1 million, or 3%, to $36 million in the first quarter of 2023, due to annual wage increases and higher staffing.
Electricity generation expenses decreased $1.05 per boe or 48% to $1.14 per boe for the three months ended March 31, 2023, compared to $2.19 per boe for the three months ended December 31, 2022, which was a result of not running one of our cogeneration facilities for a majority of the first quarter. In the first quarter of 2023, we reduced our steam injection, and thus our natural gas consumption, in certain fields to manage our operating costs due to the dramatic increase in natural gas prices, and to a lesser extent for development and abandonment activities.

Gains and losses on natural gas purchase derivatives resulted in a $1 million gain for the three months ended March 31, 2023 and a gain of $41 million in the three months ended December 31, 2022. Settlement gains for the three months ended March 31, 2023 and December 31, 2022 were $55 million, or $25.11 per boe, and $12 million, or $5.28 per boe, respectively, and increased due to higher index prices relative to the derivative fixed prices of settled positions in the first quarter of 2023 compared to the fourth quarter of 2022. The mark-to-market valuation loss was $54 million for the three months ended March 31, 2023 and a gain of $29 million for the three months ended December 31, 2022. Because we are the fixed price payer on these natural gas swaps, generally, period to period increases (decreases) in the associated price index create valuation gains (losses).
Transportation expenses were comparable for the periods presented.
General and administrative expenses increased $5 million to $32 million for the three months ended March 31, 2023 compared to $27 million for the three months ended December 31, 2022. For the three months ended March 31, 2023 and December 31, 2022, general and administrative expenses included non-cash stock compensation costs of approximately $5 million and $4 million, respectively. We incurred non-recurring costs of $7 million and $3 million for the three months ended March 31, 2023 and December 31, 2022, respectively. Non-recurring costs included executive transition costs in both the first quarter of 2023 and the fourth quarter of 2022, and workforce reduction costs in the first quarter of 2023.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs, were $20 million for the three months ended March 31, 2023, and $19 million for the three months ended December 31, 2022. This increase is primarily due to payroll taxes on restricted stock units that vested in the first quarter of 2023 and expected inflation of employee costs. See “—Non-GAAP Financial Measures” for a reconciliation of adjusted general and administrative expense to general and administrative expenses, the most directly comparable financial measures calculated and presented in accordance with GAAP.
DD&A increased 2% to $40 million for the three months ended March 31, 2023 compared to the three months ended December 31, 2022. The increase was driven primarily by depletion rate changes in the E&P segment.
Taxes, Other Than Income Taxes

	Three Months Ended		$ Change	% Change
	March 31, 2023	December 31, 2022
	(per boe)
Severance taxes	$1.81	$1.60	$0.21	13%
Ad valorem and property taxes	2.21	2.26	(0.05)	(2)%
Greenhouse gas allowances	0.76	2.19	(1.43)	(65)%
Total taxes other than income taxes	$4.78	$6.05	$(1.27)	(21)%
Taxes, other than income taxes, decreased in the three months ended March 31, 2023 by $1.27 per boe, or 21%, to $4.78. The reduction in first quarter 2023 greenhouse gas (“GHG”) costs was a result of lower emissions and mark-to-market prices compared to the fourth quarter of 2022. The increase in severance taxes is largely due to an increase in Utah revenue.
Other Operating Income
Other operating income were comparable for periods presented.
Interest Expense
Interest expense was relatively flat at $8 million for each of the three months ended March 31, 2023 and December 31, 2022.

Income Taxes
Our effective tax rate was 33% for the three months ended March 31, 2023 and included the impact of certain permanent items which are not deductible. The effective tax rate for the three months ended December 31, 2022 was (263%) which was driven by the full release of our valuation allowance during the period.
Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022.

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$166,357	$210,351	$(43,994)	(21)%
Service revenue	44,623	39,836	4,787	12%
Electricity sales	5,445	5,419	26	—%
Gains (losses) on oil and gas sales derivatives	38,499	(161,858)	200,357	n/a
Marketing and other revenues	45	334	(289)	(87)%
Total revenues and other	$254,969	$94,082	$160,887	171%
Revenues and Other
Oil, natural gas and NGL sales decreased by $44 million, or 21%, to approximately $166 million for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. The variance was driven by $36 million of lower oil prices and $15 million of lower oil volumes, partially offset by a $7 million increase in gas revenue, principally higher prices.
Service revenue in the first quarter 2023 was $45 million, a $5 million increase compared to the first quarter 2022, primarily due to rate increases which were effective in late 2022 to offset a portion of cost inflation.
Electricity sales represent sales to utilities, and remained flat at $5 million for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement losses for the three months ended March 31, 2023 and the three months ended March 31, 2022 were $7 million and $34 million, respectively. The quarter-over-quarter decrease in settlement losses were driven by lower oil prices relative to our derivative fixed prices in the first quarter of 2023 than that of the same period in 2022. Notional volumes were 15 mbbl/d in the first quarter 2023 and 11 mbbls/d in the first quarter 2022. The mark-to-market non-cash gain was $46 million for the three months ended March 31, 2023 and a loss of $128 million for the months ended March 31, 2022, due to a narrower spread between future market prices and the fixed price at the end of the quarter compared to that of the respective previous quarter. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).
Marketing and other revenues were not material for the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
	(in thousands, except expenses per boe)
Expenses and other:
Lease operating expenses	$134,835	$63,124	$71,711	114%
Costs of services	36,099	33,472	2,627	8%
Electricity generation expenses	2,500	4,463	(1,963)	(44)%
Transportation expenses	1,041	1,158	(117)	(10)%
Marketing expenses	—	299	(299)	(100)%
General and administrative expenses	31,669	22,942	8,727	38%
Depreciation, depletion and amortization	40,121	39,777	344	1%
Taxes, other than income taxes	10,460	6,605	3,855	58%
Gains on natural gas purchase derivatives	(610)	(29,054)	28,444	(98)%
Other operating (income) expenses	(286)	3,769	(4,055)	(108)%
Total expenses and other	255,829	146,555	109,274	75%
Other (expenses) income:
Interest expense	(7,837)	(7,675)	(162)	2%
Other, net	(75)	(13)	(62)	477%
Total other expenses	(7,912)	(7,688)	(224)	3%
Loss before income taxes	(8,772)	(60,161)	51,389	(85)%
Income tax benefit	(2,913)	(3,351)	438	(13)%
Net loss	$(5,859)	$(56,810)	$50,951	90%
Adjusted EBITDA(1)	$59,337	$95,712	$(36,375)	(38)%
Adjusted Net Income (Loss)(1)	$5,307	$19,447	$(14,140)	(73)%
__________
(1)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “Item 7 - Non-GAAP Financial Measures”.

Expenses
Lease operating expenses, which does not include the effects of gas purchase hedges, increased 114% or $72 million on an absolute dollar basis to $135 million for the first quarter for 2023 when compared to the first quarter of 2022. Of this increase, approximately 87% was the result of higher natural gas (fuel) costs for our California steam facilities. Average natural gas purchase price per mmbtu increased 229% compared to three months ended March 31, 2022, which increased fuel expense 166%, net of the benefit from 19% lower consumption of approximately $29 million. Lease operating expense excluding fuel increased 30% on an absolute dollar basis due to higher unit power costs, and primarily weather related higher outside services and lease maintenance We estimated that inflation accounted for approximately 33% of the the increase in non-fuel operating costs.
Cost of services in the first quarter of 2023 were $36 million, an 8% increase when compared to costs of services in the first quarter of 2022 due to higher wage rates.
Electricity generation expenses decreased approximately 44% to $2.5 million for the three months ended March 31, 2023 from $4.5 million for the same period in 2022 due to not running one of our cogeneration facilities for most of the first quarter of 2023.

Gains and losses on natural gas purchase derivatives for the three months ended March 31, 2023 and March 31, 2022 resulted in a gain of $1 million and $29 million, respectively. Settlement gains for the three months ended March 31, 2023 and March 31, 2022 were $55 million and $2 million, or $25.11 per boe and $0.69 per boe, respectively. The mark-to-market non-cash loss for three months ended March 31, 2023 was $54 million and a gain of $27 million for the three months ended March 31, 2022, due to a narrower spread between future market prices and the derivative fixed price at the end of the quarter compared to that of the respective previous quarter. Because we are the fixed price payer on these natural gas swaps, generally, period to period increases (decreases) in the associated price index create valuation gains (losses).
Transportation expenses were essentially unchanged for the three months ended March 31, 2023 compared to the three months ended March 31, 2022
Marketing expenses were not material for the three months ended March 31, 2023 and March 31, 2022.
General and administrative expenses increased $9 million, or 38%, to approximately $32 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. For the three months ended March 31, 2023 and March 31, 2022, general and administrative expenses included non-cash stock compensation costs of approximately $5 million and $4 million, respectively. We incurred non-recurring costs of $7 million for the three months ended March 31, 2023 and these costs were insignificant in the first quarter of 2022. The non-recurring costs for the first quarter of 2023 included primarily executive transition and workforce reduction costs.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs, increased 4% to $20 million for the three months ended March 31, 2023 compared to $19 million for the three months ended March 31, 2022, and was principally due to expected inflation of employee costs.
DD&A was comparable for the periods presented.
Taxes, Other Than Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
	(per boe)
Severance taxes	$1.81	$1.26	$0.55	44%
Ad valorem and property taxes	2.21	1.51	0.70	46%
Greenhouse gas allowances	0.76	(0.03)	0.79	2,633%
Total taxes other than income taxes	$4.78	$2.74	$2.04	74%
Taxes, other than income taxes increased 74% to $4.78 per boe for the three months ended March 31, 2023 compared to $2.74 per boe for the three months ended March 31, 2022. Severance taxes increased due to a higher assessment in California, as well as an increase in revenue-based taxes in Utah for 2022. Property taxes increased in both California and Utah as a result of higher property values. The GHG expense increase was due to higher mark-to-market price changes.
Other Operating (Income) Expenses
Other operating (income) expenses decreased $4 million in three months ended March 31, 2023 when compared to the same quarter in 2022. The components in three months ended March 31, 2022 were $2 million of royalty audit charges incurred prior to our emergence and restructuring in 2017, and over $1 million loss on the divestiture of our Piceance properties. Amounts in the first quarter of 2023 were insignificant.
Interest Expense
Interest expense was comparable in the three months ended March 31, 2023 and March 31, 2022.

Income Taxes
Our effective tax rate was approximately 33% for the three months ended March 31, 2023 compared to 5% for the three months ended March 31, 2022. The rate in the first quarter of 2022 was impacted by changes in the valuation allowance recorded against deferred tax assets.
E&P Field Operations
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

	Three Months Ended
	March 31, 2023	December 31, 2022	$ Change	% Change
	(per boe)
Expenses from field operations
Lease operating expenses	$61.65	$36.95	$24.70	67%
Electricity generation expenses	1.14	2.19	(1.05)	(48)%
Transportation expenses	0.48	0.43	0.05	12%
Total	$63.27	$39.57	$23.70	60%

Cash settlements received for gas purchase hedges	$(25.11)	$(5.28)	$(19.83)	376%

E&P non-production revenues
Electricity sales	$2.49	$3.49	$(1.00)	(29)%
Transportation sales	0.02	0.02	—	—%
Total	$2.51	$3.51	$(1.00)	(28)%

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change
	(per boe)
Expenses from field operations
Lease operating expenses	$61.65	$26.25	$35.40	135%
Electricity generation expenses	1.14	1.86	(0.72)	(39)%
Transportation expenses	0.48	0.48	—	—%
Marketing expenses	—	0.13	(0.13)	(100)%
Total	$63.27	$28.72	$34.55	120%

Cash settlements received for gas purchase hedges	$(25.11)	$(0.69)	$(24.42)	3,539%

E&P non-production revenues
Electricity sales	$2.49	$2.25	$0.24	11%
Transportation sales	0.02	0.02	—	—%
Marketing revenues	—	0.12	(0.12)	(100)%
Total	$2.51	$2.39	$0.12	5%

Non-GAAP Financial Measures
Adjusted EBITDA, Adjusted Free Cash Flow, Adjusted Net Income (Loss), and Adjusted General and Administrative Expenses
Adjusted Net Income (Loss) is not a measure of net income (loss), Adjusted Free Cash Flow is not a measure of cash flow, and Adjusted EBITDA is not a measure of either net income (loss) or cash flow, in all cases, as determined by GAAP. Adjusted EBITDA, Adjusted Free Cash Flow, Adjusted Net Income (Loss) and Adjusted General and Administrative Expenses are supplemental non-GAAP financial measures used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.
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
We define Adjusted Net Income (Loss) as net income (loss) adjusted for derivative gains or losses net of cash received or paid for scheduled derivative settlements, unusual and infrequent items, and the income tax expense or benefit of these adjustments using our statutory tax rate. Adjusted Net Income (Loss) excludes the impact of unusual and infrequent items affecting earnings that vary widely and unpredictably, including non-cash items such as derivative gains and losses. This measure is used by management when comparing results period over period. We believe Adjusted Net Income (Loss) is useful to investors because it reflects how management evaluates the Company’s ongoing financial and operating performance from period-to-period after removing certain transactions and activities that affect comparability of the metrics and are not reflective of the Company’s core operations. We believe this also makes it easier for investors to compare our period-to-period results with our peers.
We define Adjusted Free Cash Flow, which is a non-GAAP financial measure, as cash flow from operations less regular fixed dividends and maintenance capital. Maintenance capital represents the capital expenditures needed to maintain substantially the same volume of annual oil and gas production and is defined as capital expenditures, excluding, when applicable, E&P capital expenditures that are related to strategic business expansion, such as acquisitions of oil and gas properties and any exploration and development activities to increase production beyond the prior year’s annual production volumes and capital expenditures in our well servicing and abandonment and corporate segments that are related to ancillary sustainability initiatives or other expenditures that are discretionary and unrelated to maintenance of our core business. Management believes Adjusted Free Cash Flow may be useful in an investor analysis of our ability to generate cash from operating activities from our existing oil and gas asset base after maintaining the existing production volumes of that asset base to return capital to stockholders, fund further business expansion through acquisitions or investments in our existing asset base to increase production volumes and pay other non-discretionary expenses. Management also uses Adjusted Free Cash Flow as the primary metric to determine the quarterly variable dividend. In early 2023, we updated our shareholder return model, including to double our quarterly fixed dividend to $0.12 per share. Any dividends actually paid will be determined by our Board of Directors in light of existing conditions, including our earnings, financial condition, restrictions in financing agreements, business conditions and other factors. We also modified the allocations of Adjusted Free Cash Flow. Our goal is to continue maximizing shareholder value through overall returns. The allocation beginning in 2023 will be (a) 80% primarily in the form of opportunistic debt or share repurchases, as well as strategic growth, such as acquisitions of producing bolt-on assets; and (b) 20% in the form of variable dividends.
Adjusted Free Cash Flow does not represent the total increase or decrease in our cash balance, and it should not be inferred that the entire amount of Adjusted Free Cash Flow is available for variable dividends, debt or share repurchases, strategic acquisitions or other discretionary expenditures, since we have mandatory debt service requirements and other non-discretionary expenditures that are not deducted from this measure.
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

The following tables present reconciliations of the non-GAAP financial measure Adjusted EBITDA to the GAAP financial measures of net income (loss) and net cash provided (or used) by operating activities, as applicable, for each of the periods indicated.

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
	(in thousands)
Adjusted EBITDA reconciliation to net income (loss):
Net (loss) income	$(5,859)	$71,964	$(56,810)
Add (Subtract):
Interest expense	7,837	7,646	7,675
Income tax benefit	(2,913)	(52,114)	(3,351)
Depreciation, depletion and amortization	40,121	39,509	39,777
(Gains) losses on derivatives	(39,109)	7,412	132,804
Net cash received (paid) for scheduled derivative settlements	47,467	(3,504)	(32,152)
Other operating (income) expenses	(286)	(1,023)	3,769
Stock compensation expense	4,766	4,350	3,802
Non-recurring costs(1)	7,313	3,268	198
Adjusted EBITDA	$59,337	$77,508	$95,712

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
	(in thousands)
Adjusted EBITDA reconciliation to net cash provided by operating activities:
Net cash provided by operating activities	$1,781	$105,407	$48,530
Add (Subtract):
Cash interest payments	14,388	311	14,539
Cash income tax payments	—	828	—
Non-recurring costs(1)	7,313	3,268	198
Changes in operating assets and liabilities - working capital(2)	36,745	(31,003)	27,766
Other operating (income) expenses - cash portion(3)	(890)	(1,303)	4,679
Adjusted EBITDA	$59,337	$77,508	$95,712
__________
(1)    Non-recurring costs included executive transition costs in both the first quarter of 2023 and the fourth quarter of 2022, and workforce reduction costs in the first quarter of 2023. Non-recurring costs included legal and professional service expenses related to acquisition and divestiture activity for the first quarter of 2022.
(2)    Changes in other assets and liabilities consists of working capital and various immaterial items.
(3)    Represents the cash portion of other operating expenses (income) from the income statement.

The following table presents a reconciliation of the non-GAAP financial measure Adjusted Free Cash Flow to the GAAP financial measure of operating cash flow for each of the periods indicated. We use Adjusted Free Cash Flow for our shareholder return model, which began in 2022.

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
	(in thousands)
Adjusted Free Cash Flow:
Net cash provided by operating activities(1)	$1,781	$105,407	$48,530
Subtract:
Maintenance capital(2)	(19,272)	(45,047)	(26,437)
Fixed dividends(3)	(9,190)	(4,557)	(5,236)
Adjusted Free Cash Flow	$(26,681)	$55,803	$16,857
__________
(1)    On a consolidated basis.
(2)    Maintenance capital is the capital required to keep annual production substantially flat, and is calculated as follows:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
	(in thousands)
Consolidated capital expenditures(a)	$(20,633)	$(50,398)	$(27,620)
Excluded items(b)	1,361	5,351	1,183
Maintenance capital	$(19,272)	$(45,047)	$(26,437)
__________
(a)    Capital expenditures include capitalized overhead and interest and excludes acquisitions and asset retirement spending.
(b)    Comprised of the capital expenditures in our E&P segment that are related to strategic business expansion, such as acquisitions of oil and gas properties and any exploration and development activities to increase production beyond the prior year’s annual production volumes and capital expenditures in our well servicing and abandonment segment and corporate expenditures that are related to ancillary sustainability initiatives or other expenditures that are discretionary and unrelated to maintenance of our core business. For the three months ended March 31, 2023, three months ended December 31, 2022, and three months ended March 31, 2022 we excluded approximately $1 million, $5 million, and $0.6 million of capital expenditures related to our well servicing and abandonment segment, which was substantially all used for sustainability initiatives or other expenditures that are discretionary and unrelated to maintenance of our core business. For three months ended March 31, 2023, the three months ended December 31, 2022, and three months ended March 31, 2022 we excluded approximately $0.4 million, $0.5 million, and $0.6 million of corporate capital expenditures, which we determined was not related to the maintenance of our baseline production.
(3)    Represents fixed dividends declared for the periods presented.

The following table presents a reconciliation of the non-GAAP financial measure Adjusted Net Income (Loss) to the GAAP financial measure of net income (loss) and Adjusted Net Income (Loss) per share — diluted to net income per share — diluted.

	Three Months Ended
	March 31, 2023		December 31, 2022		March 31, 2022
	(in thousands)	per share - diluted	(in thousands)	per share - diluted	(in thousands)	per share - diluted
Adjusted Net Income (Loss) reconciliation to net income (loss):
Net (loss) income	$(5,859)	$(0.07)	$71,964	$0.90	$(56,810)	$(0.67)
Add (Subtract):
(Gains) losses on derivatives	(39,109)	(0.49)	7,412	0.09	132,804	1.57
Net cash received (paid) for scheduled derivative settlements	47,467	0.60	(3,504)	(0.04)	(32,152)	(0.38)
Other operating (income) expenses	(286)	(0.01)	(1,023)	(0.02)	3,769	0.05
Non-recurring costs(1)	7,313	0.09	3,268	0.04	198	—
Total additions, net	15,385	0.19	6,153	0.07	104,619	1.24
Income tax expense of adjustments(2)	(4,219)	(0.05)	(1,668)	(0.02)	(28,362)	(0.34)
Adjusted Net Income	$5,307	$0.07	$76,449	$0.95	$19,447	$0.23

Basic EPS on Adjusted Net Income	$0.07		$1.00		$0.24
Diluted EPS on Adjusted Net Income	$0.07		$0.95		$0.23

Weighted average shares of common stock outstanding - basic	76,112		76,181		80,298
Weighted average shares of common stock outstanding - diluted	79,210		80,312		84,447
__________
(1)    Non-recurring costs included executive transition costs in both the first quarter of 2023 and the fourth quarter of 2022, and workforce reduction costs in the first quarter of 2023. Non-recurring costs included legal and professional service expenses related to acquisition and divestiture activity for the first quarter of 2022.
(2)    The federal and state statutory rates were utilized in both 2023 and 2022. We updated the disclosure in 2022 to reflect the 2022 statutory rate, instead of the effective tax rate previously utilized.

The following table presents a reconciliation of the non-GAAP financial measure Adjusted General and Administrative Expenses to the GAAP financial measure of general and administrative expenses for each of the periods indicated.

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
	(in thousands)
Adjusted General and Administrative Expense reconciliation to general and administrative expenses:
General and administrative expenses	$31,669	$26,926	$22,942
Subtract:
Non-cash stock compensation expense (G&A portion)	(4,619)	(4,248)	(3,706)
Non-recurring costs(1)	(7,313)	(3,268)	(198)
Adjusted general and administrative expenses	$19,737	$19,410	$19,038

Well servicing and abandonment segment	3,126	3,296	3,070

E&P segment, and corporate	$16,611	$16,114	$15,968
E&P segment, and corporate ($/boe)	$7.60	$6.80	$6.64

Total mboe	2,187	2,371	2,406
__________
(1)    Non-recurring costs included executive transition costs in both the first quarter of 2023 and the fourth quarter of 2022, and workforce reduction costs in the first quarter of 2023. Non-recurring costs included legal and professional service expenses related to acquisition and divestiture activity for the first quarter of 2022.

Liquidity and Capital Resources
Currently, we expect to fund our 2023 capital expenditures with cash flows from our operations. As of March 31, 2023, we had liquidity of $179 million, consisting of $14 million cash, $152 million available for borrowings under our 2021 RBL Facility and $13 million available for borrowings under our 2022 ABL Facility (as defined below). We also have $400 million in aggregate principal amount 7% senior unsecured notes due February 2026 (the “2026 Notes”) outstanding as further discussed below.
In early February 2023, we updated our shareholder return model, including the plan to double our quarterly fixed dividend to $0.12 per share. We also modified the allocations of Adjusted Free Cash Flow. Our goal is to continue maximizing shareholder value through overall returns. In 2023, the annual cumulative allocation of Adjusted Free Cash Flow is (a) 80% primarily in the form of opportunistic debt or share repurchases, as well as strategic growth, such as acquisitions of producing bolt-on assets; and (b) 20% in the form of variable dividends. Any dividends (fixed or variable) actually paid will be determined by our Board of Directors in light of then existing conditions, including our earnings, financial condition, restrictions in financing agreements, business conditions and other factors. Inclusive of the fixed dividends declared in April 2023, since our IPO, we will have returned $342 million to our shareholders, which represents 311% of our IPO proceeds, consisting of $238 million in fixed and variable dividends and $104 million to repurchase 10.5 million shares, which represents 14% of our outstanding shares as of March 31, 2023. From time to time we consider bolt-on acquisitions, which may be used to maintain our existing production volumes and would be funded out of maintenance capital, or may support strategic growth, in which case they would be funded from the 80% portion of our target Adjusted Free Cash Flow.
Adjusted Free Cash Flow does not represent the total increase or decrease in our cash balance, and it should not be inferred that the entire amount of Adjusted Free Cash Flow is available for variable dividends, debt or share repurchases, strategic acquisitions or other discretionary expenditures, since we have non-discretionary expenditures that are not deducted from this measure. Adjusted Free Cash Flow is a non-GAAP financial measure. See “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for a reconciliation of Adjusted Free Cash Flow to cash provided by operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP.
We currently believe that our liquidity, capital resources and existing cash will be sufficient to conduct our business and operations for at least the next 12 months. In the longer term, if oil prices were to significantly decline and remain weak, we may not be able to continue to generate the same level of Adjusted Free Cash Flow we are currently generating and our liquidity and capital resources may not be sufficient to conduct our business and operations until commodity prices recover. Please see Part II, Item 1A “Risk Factors” for a discussion of known material risks, many of which are beyond our control, that could adversely impact our business, liquidity, financial condition, and results of operations.
2021 RBL Facility
As of March 31, 2023, the 2021 RBL Facility had a $500 million revolving commitment and a $250 million borrowing base with the aggregate elected commitments of $200 million, and a $20 million sublimit for the issuance of letters of credit (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). Availability under the 2021 RBL Facility may not exceed the lesser of the aggregate elected commitments or the borrowing base less outstanding advances and letters of credit. The borrowing base under the 2021 RBL Facility is redetermined semi-annually, and the borrowing base redeterminations generally become effective each May and November, although the borrower and the lenders may each make one interim redetermination between scheduled redeterminations. The 2021 RBL Facility matures on August 26, 2025, unless terminated earlier in accordance with the 2021 RBL Facility terms. The 2021 RBL Facility is available to us for general corporate purposes, including working capital.
The outstanding borrowings under the 2021 RBL Facility bear interest at a rate equal to, at our option, either (a) a customary base rate plus an applicable margin ranging from 2.0% to 3.0% or (b) a term SOFR reference rate, plus an applicable margin ranging from 3.0% to 4.0%, in each case determined based on the utilization level under the 2021 RBL Facility. Interest rate on base borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on term SOFR borrowings accrues in respect of interest periods of one, three or six months, at the election of the borrower, and is computed on the basis of a year of 360 days and is payable on the last day of such interest period (or, for interest periods of six months, three months after the commencement of such interest period and at the end of such interest period.) Unused commitment fees are charged at a rate of 0.50%.
The 2021 RBL Facility requires us to maintain on a consolidated basis as of each quarter-end (i) a leverage ratio of not more than 3.0 to 1.0 and (ii) a current ratio of not less than 1.0 to 1.0. As of March 31, 2023, our leverage ratio and current ratio were 1.4 to 1.0 and 1.8 to 1.0, respectively. As of March 31, 2023, we were in compliance with all of the debt covenants.
The 2021 RBL Facility also contains other customary affirmative and negative covenants, as well as events of default and remedies. If we do not comply with the financial and other covenants in the 2021 RBL Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the 2021 RBL Facility and terminate the commitments thereunder.
As of March 31, 2023, we had $41 million borrowings outstanding, $7 million in letters of credit outstanding and approximately $152 million of available borrowing capacity under the 2021 RBL Facility.
2022 ABL Facility
Subject to satisfaction of customary conditions precedent to borrowing, as of March 31, 2023, C&J and C&J Management could borrow up to the lesser of (x) $15 million and (y) the borrowing base under the 2022 ABL Facility, with a letter of credit subfacility for the issuance of letters of credit in an aggregate amount not to exceed $7.5 million (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). The “borrowing base” is an amount equal to 80% of the balance due on eligible accounts receivable, subject to reserves that Tri Counties Bank may implement in its reasonable discretion. Interest on the outstanding principal amount of the revolving loans under the 2022 ABL Facility accrues at a per annum rate equal to 1.25% in excess of The Wall Street Journal Prime Rate. The “Wall Street Journal Prime Rate” is the variable rate of interest, on a per annum basis, which is announced and/or published in the “Money Rates” section of The Wall Street Journal from time to time as its “Prime Rate”. The rate will be redetermined whenever The Wall Street Journal Prime Rate changes. Interest is due quarterly, in arrears. The 2022 ABL Facility matures on June 5, 2025, unless terminated in accordance with the 2022 ABL Facility terms.
The 2022 ABL Facility requires CJWS to comply with the following financial covenants (i) maintain on a consolidated basis a ratio of total liabilities to tangible net worth of no greater than 1.5 to 1.0 at any time; (ii) reduce the amount of revolving advances outstanding under the 2022 ABL Facility to not more than 90% of the lesser of (a) the maximum revolving advance amount, or (b) the borrowing base, as of Tri Counties Bank’s close of business on the last day of each fiscal quarter; and (iii) maintain net income before taxes of not less than $1.00 as of each fiscal year end. As of March 31, 2023, CJWS was in compliance with all of the debt covenants.
The 2022 ABL Facility also contains other customary affirmative and negative covenants, as well as events of default and remedies. If CJWS does not comply with the financial and other covenants in the 2022 ABL Facility, the lender may, subject to customary cure rights, require immediate payment of all amounts outstanding under the 2022 ABL Facility and terminate the commitment thereunder. CJWS’s obligations under the 2022 ABL Facility are not guaranteed by Berry Corp. or Berry LLC and Berry Corp. and Berry LLC do not and are not required to provide any credit support for such obligations.
In March 2023, we entered into the Amendment to Revolving Loan and Security Agreement (the “First Amendment”). The First Amendment, in addition to other changes described therein, amended the 2022 ABL Facility to substitute certain collateral.
As of March 31, 2023, CJWS had no borrowings and $2 million letters of credit outstanding with $13 million of available borrowing capacity under the 2022 ABL Facility.

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
The indenture governing the 2026 Notes contains customary covenants and events of default (in some cases, subject to grace periods). We were in compliance with all covenants under the 2026 Notes as of March 31, 2023.
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
Hedging
We have protected a significant portion of our anticipated cash flows through our commodity hedging program, including swaps, puts, calls and collars. We hedge crude oil and gas production to protect against oil and gas price decreases and we also hedge gas purchases to protect against price increases. In addition, we also hedge to meet the hedging requirements of the 2021 RBL Facility. Our generally low-decline production base, coupled with our stable operating cost environment, affords an ability to hedge a material amount of our future expected production. We expect our operations to generate sufficient cash flows at current commodity prices including our current hedging positions. For information regarding risks related to our hedging program, see “Item 1A. Risk Factors—Risks Related to Our Operations and Industry” in our Annual Report.

As of April 30, 2023, we had the following crude oil production and gas purchases hedges.

	Q2 2023	Q3 2023	Q4 2023	FY 2024	FY 2025	FY 2026
Brent - Crude Oil production
Swaps
Hedged volume (bbls)	1,387,750	1,211,717	1,196,000	3,412,817	99,337	9,518
Weighted-average price ($/bbl)	$77.01	$76.26	$76.18	$76.07	$71.55	$71.55
Sold Calls
Hedged volume (bbls)	364,000	368,000	368,000	1,098,000	2,486,127	472,500
Weighted-average price ($/bbl)	$106.00	$106.00	$106.00	$105.00	$91.11	$82.21
Purchased Puts (net)(1)
Hedged volume (bbls)	546,000	552,000	552,000	1,281,000	2,486,127	472,500
Weighted-average price ($/bbl)	$50.00	$50.00	$50.00	$50.00	$58.53	$60.00
Sold Puts (net)(1)
Hedged volume (bbls)	132,668	184,000	154,116	183,000	—	—
Weighted-average price ($/bbl)	$40.00	$40.00	$40.00	$40.00	$—	$—
Henry Hub - Natural Gas purchases
Consumer Collars
Hedged volume (mmbtu)	1,820,000	—	—	—	—	—
Weighted-average price ($/mmbtu)	$4.00/ $2.75	$—	$—	$—	$—	$—
NWPL - Natural Gas purchases
Swaps
Hedged volume (mmbtu)	3,640,000	3,680,000	3,680,000	10,980,000	6,080,000	—
Weighted-average price ($/mmbtu)	$5.34	$5.34	$5.34	$4.21	$4.27	$—
Gas Basis Differentials
NWPL/HH - Natural Gas Purchases
Hedged volume (mmbtu)	—	—	610,000	—	—	—
Weighted-average price ($/mmbtu)	$—	$—	$1.12	$—	$—	$—
__________
(1)    Purchase puts and sold puts with the same strike price have been presented on a net basis.
The following table summarizes the historical results of our hedging activities.

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Crude Oil (per bbl):
Realized sales price, before the effects of derivative settlements	$74.69	$80.61	$92.25
Effects of derivative settlements	$(3.65)	$(7.22)	$(15.38)
Realized sales price, after the effects of derivatives	$71.04	$73.39	$76.87
Purchased Natural Gas (per mmbtu):
Purchase price, before the effects of derivative settlements	$20.74	$9.62	$6.30
Effects of derivative settlements	$(11.86)	$(2.28)	$(0.29)
Purchase price, after the effects of derivatives settlements	$8.88	$7.34	$6.01

Cash Dividends
In the first quarter of 2023, our Board of Directors declared a quarterly fixed cash dividend totaling $0.06 per share, as well as variable cash dividends of $0.44 per share which was based on the results of the fourth quarter of 2022, for a total of $0.50 per share, which we paid in March 2023. The Board of Directors approved a $0.12 per share fixed cash dividend based on the results of the first quarter of 2023, which is expected to be paid in May 2023.
The following table represents the regular fixed cash dividends on our common stock and variable dividends approved by our Board of Directors.

First Quarter
Fixed Dividends	$0.12
Variable Dividends(1)	—
Total	$0.12
__________
(1)    Variable Dividends are declared the quarter following the period of results (the period used to determine the variable divided based on the shareholder return model). The table notes total dividends earned in each quarter. There is no variable dividend for Q1 2023.
The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
Stock Repurchase Program
We did not repurchase any shares during the three months ended March 31, 2023. As of March 31, 2023, the Company had repurchased a total of 10,528,704 shares under the stock repurchase program for approximately $104 million in aggregate, which is 14% of outstanding shares. As previously disclosed, the Company implemented a shareholder return model in early 2022, for which the Company intends to allocate a portion of Adjusted Free Cash Flow to opportunistic share repurchases.
In February 2023, the Board of Directors approved an increase of $102 million to the Company’s stock repurchase authorization bringing the Company’s remaining share authority to $200 million. As of March 31, 2023, the Company’s remaining total share repurchase authority is $200 million. The Board’s authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions, subject to market conditions and other factors, up to the aggregate amount authorized by the Board. The Board’s authorization has no expiration date.
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

Statements of Cash Flows

The following is a comparative cash flow summary:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash:
Provided by operating activities	$1,781	$48,530
Used in investing activities	(30,460)	(36,560)
Used in financing activities	(3,454)	(9,293)
Net (decrease) increase in cash and cash equivalents	$(32,133)	$2,677
Operating Activities
Cash provided by operating activities decreased for the three months ended March 31, 2023 by approximately $47 million when compared to the three months ended March 31, 2022, primarily due to an increase in operating expenses of $70 million (excluding CJWS), a decrease in revenue of $44 million, an increase in general and administrative expenses of $8 million (excluding CJWS and including an increase in non-recurring expenses of $7 million), a decrease in working capital of $7 million and an increases in taxes, other than income taxes of $4 million, partially offset by an increase in derivative settlements received of $80 million, an increase of $2 million related to net margin for CJWS, and a decrease in other operating expenses of $4 million.
The following provides a comparative summary of cash flows from investing activities:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Capital expenditures:
Capital expenditures	$(20,633)	$(27,620)
Changes in capital expenditures accruals	(6,170)	9,992
Acquisitions, net of cash received	(3,657)	(18,932)
Cash used in investing activities	$(30,460)	$(36,560)
Cash used in investing activities decreased $6 million for the three months ended March 31, 2023 when compared to the same period in 2022, primarily due to a decrease in cash used for acquisitions of $15 million, partially offset by an increase in cash used for capital expenditures and related accruals of $9 million.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2023 was primarily for dividends paid of $40 million and for taxes on equity awards of $4 million, offset by net borrowings under the RBL credit facility of $41 million. Cash used in financing activities in the same period in 2022 was primarily for dividends paid of $5 million and for taxes on equity awards of $4 million.

Balance Sheet Analysis
The changes in our balance sheet from December 31, 2022 to March 31, 2023 are discussed below.

	March 31, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$14,117	$46,250
Accounts receivable, net	$83,113	$101,713
Derivative instruments assets - current and long-term	$6,355	$36,443
Other current assets	$34,885	$33,725
Property, plant & equipment, net	$1,346,882	$1,359,813
Deferred income taxes asset - long-term	$45,371	$42,844
Other noncurrent assets	$9,518	$10,242
Accounts payable and accrued expenses	$141,063	$203,101
Derivative instruments liabilities - current and long-term	$23,031	$44,748
Long-term debt	$437,036	$395,735
Asset retirement obligations - long-term	$156,411	$158,491
Other noncurrent liabilities	$29,764	$28,470
Stockholders’ equity	$752,936	$800,485
See “—Liquidity and Capital Resources” for discussions about the changes in cash and cash equivalents.
The $19 million decrease in accounts receivable was primarily attributable to lower sales volumes and prices in the E&P segment.
The $1 million increase in other current assets is primarily due to a $2 million increase in materials and oil inventories partially offset by a $1 million decrease in prepaid expenses.
The $13 million decrease in property, plant and equipment was primarily due to year to date depreciation of $37 million offset by $20 million in capital investments and $4 million in acquisitions.
The $3 million increase in deferred income taxes - long term was primarily due to the increase in the net operating loss carryforward for the first quarter loss.
The $1 million decrease in other noncurrent assets was primarily due to the amortization of deferred financing costs.
The $62 million decrease in accounts payable and accrued expenses included decreases of $31 million in accrued expenses mostly for fuel gas purchases, $22 million in royalties payable primarily due to an annual payment in the first quarter of 2023, $9 million in trade accounts payable, and $7 million in accrued interest partially offset by an increase of $5 million in taxes other than income taxes and $2 million in dividends payable.
The $8 million increase in net derivative liabilities, which includes the derivative assets, is due to the change from a net liability of $8 million at December 31, 2022 to a net liability of $17 million as of March 31, 2023. Changes to mark-to-market derivative values at the end of each period result from differences in the forward curve prices relative to the contract fixed prices, changes in positions held and settlements received and paid throughout the periods.
The $41 million increase in long-term debt reflects borrowings on our 2021 RBL Facility made in the first quarter of 2023 and outstanding as of March 31.
The $2 million decrease in the long-term portion of the asset retirement obligations from $158 million at December 31, 2022 to $156 million at March 31, 2023 was due to $5 million of liabilities settled during the period offset by $3 million of accretion expense.
The $1 million increase in other noncurrent liabilities was due to non-current greenhouse gas liabilities incurred.
The $48 million decrease in stockholders’ equity was due to $42 million of common stock dividends declared, a $6 million net loss and $4 million of shares withheld for payment of taxes on equity awards, offset by $5 million of stock-based equity awards, net of taxes.
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
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at March 31, 2023 and December 31, 2022. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of March 31, 2023, we are not aware of material indemnity claims pending or threatened against us.
Securities Litigation Matters
On November, 20, 2020, Luis Torres, individually and on behalf of a putative class, filed a securities class action lawsuit (the “Torres Lawsuit”) in the United States District Court for the Northern District of Texas against Berry Corp. and certain of its current and former directors and officers (collectively, the “Defendants”). The complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933 (as amended, the “Securities Act”), and Sections 10(b) and 20(a) of the Exchange Act of 1934 (as amended, the “Exchange Act”), on behalf of a putative class of all persons who purchased or otherwise acquired (i) common stock pursuant and/or traceable to the Company’s 2018 IPO; or (ii) Berry Corp.'s securities between July 26, 2018 and November 3, 2020 (the “Class Period”). In particular, the complaint alleges that the Defendants made false and misleading statements during the Class Period and in the offering materials for the IPO, concerning the Company’s business, operational efficiency and stability, and compliance policies, that artificially inflated the Company’s stock price, resulting in injury to the purported class members when the value of Berry Corp.’s common stock declined following release of its financial results for the third quarter of 2020 on November 3, 2020.
On November 1, 2021, the court-appointed co-lead plaintiffs filed an amended complaint asserting claims on behalf of the same putative class under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, that the Company and the individual Defendants made false and misleading statements between July 26, 2018 and November 3, 2020 regarding the Company’s permits and permitting processes. The amended complaint does not quantify the alleged losses but seeks to recover all damages sustained by the putative class as a result of these alleged securities violations, as well as attorneys’ fees and costs. The Defendants filed a Motion to Dismiss on January 24, 2022 and on September 13, 2022, the Court issued an order denying that motion. The case is now in discovery. On February 13, 2023, the plaintiffs filed a motion for class certification, and on April 14, 2023, the defendants filed their opposition; the plaintiffs are required to file their reply on or before May 30, 2023.

We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the early stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.

On October 20, 2022, a shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Texas by putative stockholder George Assad, allegedly on behalf of the Company, that piggy-backs on the securities class action referenced above and which is currently pending before the same Court. The derivative complaint names certain current and former officers and directors as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the securities class action. The derivative complaint also alleges claims for unjust enrichment as against all defendants, and claims for contribution and indemnification under Sections 10(b) and 21D of the Exchange Act. On January 27, 2023, the court granted the parties’ joint stipulated request to stay the derivative action pending resolution of the related securities class action. On January 20, 2023, a second shareholder derivative lawsuit was filed, this time in the United States District Court for the District of Delaware, by putative stockholder Molly Karp allegedly on behalf of the Company, again piggy-backing on the securities class action referenced above. This complaint, similar to the first derivative complaint, is brought against certain current and former officers and directors of the Company, asserting breach of fiduciary duty, aiding and abetting, and contribution claims based on the defendants allegedly having caused or failed to prevent the securities violations alleged in the securities class action. In addition, the complaint asserts a claim under Section 14(a) of the Exchange Act, alleging that Berry’s 2022 Proxy Statement was false and misleading in that it suggested the Company’s internal controls were sufficient and the board of directors was adequately overseeing material risks facing the Company when, according to the derivative plaintiff, that was not the case. The defendants believe the claims in the shareholder derivative actions are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

In addition, on or around April 17, 2023, the Company received a stockholder litigation demand that the Company’s board of directors investigate and commence legal proceedings against certain current and former officers and directors based ostensibly on the same claims asserted in the derivative actions.
Contractual Obligations
The following is a summary of our commitments and contractual obligations as of March 31, 2023:

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Off-Balance Sheet arrangements:
Transportation contracts(1)	$85,405	$10,471	$17,241	$16,165	$41,528
Other purchase obligations(2)	17,100	8,400	8,700	—	—
Total contractual obligations	$102,505	$18,871	$25,941	$16,165	$41,528
__________
(1)    Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure pipeline transportation of natural gas to market and between markets, as well as gathering and processing of natural gas.
(2)    Amounts include a drilling commitment in California, for which we are required to drill 57 wells with a minimum commitment of $17.1 million by June 2024. In November 2022, the drilling commitment was revised to require 28 of those wells to be drilled by October 2023, with a minimum commitment of $8.4 million.
Critical Accounting Policies and Estimates
See Part II, Item 7 “Critical Accounting Policies and Estimates” in our most recent Annual Report.

Cautionary Note Regarding Forward-Looking Statements
The information included or incorporated by reference in this Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Quarterly Report that address plans, activities, events, objectives, goals, strategies, or developments that the Company expects, believes or anticipates will or may occur in the future, such as those regarding our financial position, liquidity, cash flows (including, but not limited to, Adjusted Free Cash Flow), financial and operating results, capital program and development and production plans, operations and business strategy, potential acquisition and other strategic opportunities, reserves, hedging activities, capital expenditures, return of capital, our shareholder return model and the payment of future dividends, future repurchases of stock or debt, capital investments, our ESG strategy and the initiation of new projects or business in connection therewith, recovery factors, and other guidance, are forward-looking statements. These statements are based upon various assumptions, many of which are based, in turn, upon further assumptions. Although we believe that these assumptions were reasonable when made, these assumptions are inherently subject to significant uncertainties and contingencies which are difficult or impossible to predict and are beyond our control. Therefore, such forward-looking statements involve significant risks and uncertainties that could materially affect our expected financial position, financial and operating results, liquidity, cash flows (including, but not limited to, Adjusted Free Cash Flow), and business prospects. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. You can typically identify forward-looking statements by words such as aim, anticipate, achievable, believe, budget, continue, could, effort, estimate, expect, forecast, goal, guidance, intend, likely, may, might, objective, outlook, plan, potential, predict, project, seek, should, target, will or would and other similar words that reflect the prospective nature of events or outcomes. For any such forward-looking statement that includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, sometimes materially. Material risks that may affect us are discussed below in Part II, Item 1A. “Risk Factors” in this Quarterly Report, as well as in Part I, Item 1A. “Risk Factors” in our most recent Annual Report and other filings with the Securities and Exchange Commission.
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
Any forward-looking statement speaks only as of the date on which such statement is made. Except as required by law, we undertake no responsibility to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise except as required by applicable law.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2023, there have been no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations (incorporating Item 7A)- Quantitative and Qualitative Disclosures About Market Risk, in the 2022 Annual Report, except as discussed below.
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
We determine the fair value of our oil and gas sales and natural gas purchase derivatives using valuation techniques which utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. We validate data provided by third parties by understanding the valuation inputs used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets. At March 31, 2023, the fair value of our hedge positions was a net liability of approximately $17 million. A 10% increase in the oil and natural gas index prices above the March 31, 2023 prices would result in a net liability of approximately $76 million; conversely, a 10% decrease in the oil and natural gas index prices below the March 31, 2023 prices would result in a net asset of approximately $47 million. For additional information about derivative activity, see Note 3, Derivatives, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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

Item 4. Controls and Procedures
Our Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, they each concluded that our disclosure controls and procedures were effective as of March 31, 2023.
The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Vice President, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2023 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings
We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.
Securities Litigation Matter
On November, 20, 2020, Luis Torres, individually and on behalf of a putative class, filed a securities class action lawsuit (the “Torres Lawsuit”) in the United States District Court for the Northern District of Texas against Berry Corp. and certain of its current and former directors and officers (collectively, the “Defendants”). The complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933 (as amended, the “Securities Act”), and Sections 10(b) and 20(a) of the Exchange Act of 1934 (as amended, the “Exchange Act”), on behalf of a putative class of all persons who purchased or otherwise acquired (i) common stock pursuant and/or traceable to the Company’s 2018 IPO; or (ii) Berry Corp.'s securities between July 26, 2018 and November 3, 2020 (the “Class Period”). In particular, the complaint alleges that the Defendants made false and misleading statements during the Class Period and in the offering materials for the IPO, concerning the Company’s business, operational efficiency and stability, and compliance policies, that artificially inflated the Company’s stock price, resulting in injury to the purported class members when the value of Berry Corp.’s common stock declined following release of its financial results for the third quarter of 2020 on November 3, 2020.
On November 1, 2021, the court-appointed co-lead plaintiffs filed an amended complaint asserting claims on behalf of the same putative class under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, that the Company and the individual Defendants made false and misleading statements between July 26, 2018 and November 3, 2020 regarding the Company’s permits and permitting processes. The amended complaint does not quantify the alleged losses but seeks to recover all damages sustained by the putative class as a result of these alleged securities violations, as well as attorneys’ fees and costs. The Defendants filed a Motion to Dismiss on January 24, 2022 and on September 13, 2022, the Court issued an order denying that motion. The case is now in discovery. On February 13, 2023, the plaintiffs filed a motion for class certification, and on April 14, 2023, the defendants filed their opposition; the plaintiffs are required to file their reply on or before May 30, 2023.

We dispute these claims and intend to defend the matter vigorously. Given the uncertainty of litigation, the early stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot reasonably estimate the possible loss or range of loss that may result from this action.

On October 20, 2022, a shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Texas by putative stockholder George Assad, allegedly on behalf of the Company, that piggy-backs on the securities class action referenced above and which is currently pending before the same Court. The derivative complaint names certain current and former officers and directors as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the securities class action. The derivative complaint also alleges claims for unjust enrichment as against all defendants, and claims for contribution and indemnification under Sections 10(b) and 21D of the Exchange Act. On January 27, 2023, the court granted the parties’ joint stipulated request to stay the derivative action pending resolution of the related securities class action. On January 20, 2023, a second shareholder derivative lawsuit was filed, this time in the United States District Court for the District of Delaware, by putative stockholder Molly Karp allegedly on behalf of the Company, again piggy-backing on the securities class action referenced above. This complaint, similar to the first derivative complaint, is brought against certain current and former officers and directors of the Company, asserting breach of fiduciary duty, aiding and abetting, and contribution claims based on the defendants allegedly having caused or failed to prevent the securities violations alleged in the securities class action. In addition, the complaint asserts a claim under Section 14(a) of the Exchange Act, alleging that Berry’s 2022 Proxy Statement was false and misleading in that it suggested the Company’s internal controls were sufficient and the board of directors was adequately overseeing material risks facing the Company when, according to the derivative plaintiff, that was not the case. The defendants believe the claims in the shareholder derivative actions are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

In addition, on or around April 17, 2023, the Company received a stockholder litigation demand that the Company’s board of directors investigate and commence legal proceedings against certain current and former officers and directors based ostensibly on the same claims asserted in the derivative actions.
Other Matters.
For additional information regarding legal proceedings, see Note 4 to the condensed consolidated financial statements in Part I of this Form 10-Q and Note 5 to our consolidated financial statements for the year ended December 31, 2022 included in the Annual Report.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading “Item 1A. Risk Factors” in our most recent Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
Stock Repurchase Program
We did not repurchase any shares during the three months ended March 31, 2023. As of March 31, 2023, the Company had repurchased a total of 10,528,704 shares under the stock repurchase program for approximately $104 million in aggregate, which is 14% of outstanding shares. As previously disclosed, the Company implemented a shareholder return model in early 2022, for which the Company intends to allocate a portion of Adjusted Free Cash Flow to opportunistic share repurchases.
In February 2023, the Board of Directors approved an increase of $102 million to the Company’s stock repurchase authorization bringing the Company’s remaining share authority to $200 million. As of March 31, 2023, the Company’s remaining total share repurchase authority is $200 million. The Board’s authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions, subject to market conditions and other factors, up to the aggregate amount authorized by the Board. The Board’s authorization has no expiration date.
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

Item 6.    Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Berry Petroleum Corporation (incorporated by reference to Exhibit 3.1 of Form 8-K filed February 19, 2020)
3.2	Fourth Amended and Restated Bylaws of Berry Corporation (bry) (incorporated by reference to Exhibit 3.1 of Form 8-K filed January 31, 2023)
3.3
Certificate of Designation of Series A Convertible Preferred Stock of Berry Petroleum Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-226011))

3.4	Certificate of Amendment to Certificate of Designation (incorporated by reference to Exhibit 3.1 of Form 8-K filed July 30, 2018)
10.1*	Amendment to Revolving Loan and Security Agreement, dated March 14, 2023, between C&J Well Services, LLC and CJ Berry Well Services Management, LLC, as borrower, and Tri Counties Bank, as lender
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Data Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
“AROs” means asset retirement obligations.
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
“Horizontal drilling” means a wellbore that is drilled laterally.
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
“Superfund” is a commonly known term for CERCLA.
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

Berry Corporation (bry)
(Registrant)

Date:	May 3, 2023	/s/ Fernando Araujo
Fernando Araujo
Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2023	/s/ M. S. Helm
Michael S. Helm
Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)