Form 10-Q
period 2023-06-30
Berry Corp (bry)
filed 2023-08-02
CIK 1705873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Shares of common stock outstanding as of July 31, 2023          75,661,266

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$8,566	$46,250
Accounts receivable, net of allowance for doubtful accounts of $866 at June 30, 2023 and December 31, 2022	84,556	101,713
Derivative instruments	8,718	36,367
Other current assets	32,591	33,725
Total current assets	134,431	218,055
Noncurrent assets:
Oil and natural gas properties	1,768,346	1,725,864
Accumulated depletion and amortization	(527,713)	(465,889)
Total oil and natural gas properties, net	1,240,633	1,259,975
Other property and equipment	162,976	155,619
Accumulated depreciation	(68,037)	(55,781)
Total other property and equipment, net	94,939	99,838
Derivative instruments	5,432	76
Deferred income taxes	35,920	42,844
Other noncurrent assets	10,348	10,242
Total assets	$1,521,703	$1,631,030
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$137,745	$203,101
Derivative instruments	10,382	31,106
Total current liabilities	148,127	234,207
Noncurrent liabilities:
Long-term debt	421,347	395,735
Derivative instruments	1,074	13,642
Asset retirement obligations	153,856	158,491
Other noncurrent liabilities	36,724	28,470
Commitments and Contingencies - Note 4
Stockholders' Equity:
Common stock ($0.001 par value; 750,000,000 shares authorized; 87,665,077 and 86,350,771 shares issued; and 75,661,266 and 75,767,503 shares outstanding, at June 30, 2023 and December 31, 2022, respectively)	88	86
Additional paid-in-capital	823,330	821,443
Treasury stock, at cost (12,003,811 and 10,583,268 shares at June 30, 2023 and December 31, 2022, respectively)	(113,768)	(103,739)
Retained earnings	50,925	82,695
Total stockholders' equity	760,575	800,485
Total liabilities and stockholders' equity	$1,521,703	$1,631,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$157,703	$240,071	$324,060	$450,422
Services revenue	47,674	46,178	92,297	86,014
Electricity sales	3,078	7,419	8,523	12,838
Gains (losses) on oil and gas sales derivatives	20,871	(40,658)	59,370	(202,516)
Marketing revenues	—	—	—	289
Other revenues	36	120	81	165
Total revenues and other	229,362	253,130	484,331	347,212
Expenses and other:
Lease operating expenses	54,707	72,455	189,542	135,579
Costs of services	37,083	36,709	73,182	70,181
Electricity generation expenses	1,273	6,122	3,773	10,585
Transportation expenses	1,096	1,108	2,137	2,266
Marketing expenses	—	—	—	299
Acquisition costs	972	—	972	—
General and administrative expenses	22,488	23,183	54,157	46,125
Depreciation, depletion, and amortization	39,755	38,055	79,876	77,832
Taxes, other than income taxes	13,707	11,214	24,167	17,819
Losses (gains) on natural gas purchase derivatives	14,024	10,661	13,414	(18,393)
Other operating (income) expenses	(1,033)	353	(1,319)	4,122
Total expenses and other	184,072	199,860	439,901	346,415
Other (expenses) income:
Interest expense	(8,794)	(7,729)	(16,631)	(15,404)
Other, net	(110)	(42)	(185)	(55)
Total other expenses	(8,904)	(7,771)	(16,816)	(15,459)
Income (loss) before income taxes	36,386	45,499	27,614	(14,662)
Income tax expense (benefit)	10,616	2,145	7,703	(1,206)
Net income (loss)	$25,770	$43,354	$19,911	$(13,456)

Net income (loss) per share:
Basic	$0.34	$0.54	$0.26	$(0.17)
Diluted	$0.33	$0.52	$0.25	$(0.17)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Six-Month Period Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
December 31, 2021	$86	$912,471	$(52,436)	$(167,473)	$692,648
Shares withheld for payment of taxes on equity awards and other	—	(4,096)	—	—	(4,096)
Stock based compensation	—	3,920	—	—	3,920
Dividends declared on common stock, $0.06/share	—	(5,236)	—	—	(5,236)
Net loss	—	—	—	(56,810)	(56,810)
March 31, 2022	86	907,059	(52,436)	(224,283)	630,426
Shares withheld for payment of taxes on equity awards and other	—	(6)	—	—	(6)
Stock based compensation	—	4,720	—	—	4,720
Purchases of treasury stock	—	—	(22,760)	—	(22,760)
Dividends declared on common stock, $0.19/share	—	(14,965)	—	—	(14,965)
Net income	—	—	—	43,354	43,354
June 30, 2022	$86	$896,808	$(75,196)	$(180,929)	$640,769

	Six-Month Period Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	(in thousands)
December 31, 2022	$86	$821,443	$(103,739)	$82,695	$800,485
Shares withheld for payment of taxes on equity awards and other	—	(4,260)	—	—	(4,260)
Stock based compensation	—	4,989	—	—	4,989
Issuance of common stock	2	—	—	—	2
Dividends declared on common stock, $0.50/share	—	—	—	(42,421)	(42,421)
Net loss	—	—	—	(5,859)	(5,859)
March 31, 2023	88	822,172	(103,739)	34,415	752,936
Shares withheld for payment of taxes on equity awards and other	—	(2,612)	—	—	(2,612)
Stock based compensation	—	3,770	—	—	3,770
Purchases of treasury stock	—	—	(10,029)	—	(10,029)
Dividends declared on common stock, $0.12/share	—	—	—	(9,260)	(9,260)
Net income	—	—	—	25,770	25,770
June 30, 2023	$88	$823,330	$(113,768)	$50,925	$760,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$19,911	$(13,456)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	79,876	77,832
Amortization of debt issuance costs	1,288	971
Stock-based compensation expense	8,318	8,222
Deferred income taxes	7,033	(509)
Other operating expenses (income)	793	(187)
Derivative activities:
Total (gains) losses	(45,956)	184,123
Cash settlements on derivatives	34,943	(69,780)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	17,179	(30,990)
Decrease in other assets	244	3,526
(Decrease) increase in accounts payable and accrued expenses	(56,722)	1,728
Decrease in other liabilities	(2,588)	(1,708)
Net cash provided by operating activities	64,319	159,772
Cash flows from investing activities:
Capital expenditures:
Capital expenditures	(42,528)	(61,706)
Changes in capital expenditures accruals	(8,564)	5,363
Acquisitions, net of cash received	(7,329)	(19,080)
Net cash used in investing activities	(58,421)	(75,423)
Cash flows from financing activities:
Borrowings under 2021 RBL credit facility	200,000	192,000
Repayments on 2021 RBL credit facility	(175,000)	(192,000)
Dividends paid on common stock	(51,681)	(20,275)
Purchase of treasury stock	(10,029)	(22,760)
Shares withheld for payment of taxes on equity awards and other	(6,872)	(4,102)
Net cash used in financing activities	(43,582)	(47,137)
Net (decrease) increase in cash and cash equivalents	(37,684)	37,212
Cash and cash equivalents:
Beginning	46,250	15,283
Ending	$8,566	$52,495
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2—Debt
The following table summarizes our outstanding debt:

	June 30, 2023	December 31, 2022	Interest Rate	Maturity	Security
	(in thousands)
2021 RBL Facility	$25,000	$—	variable rates 10.25% (2023) and 9.50% (2022)	August 26, 2025	Mortgage on 90% of Present Value of proven oil and gas reserves and lien on certain other assets
2022 ABL Facility	—	—	variable rates 9.5% (2023) and 8.3% (2022)	June 5, 2025	CJWS property and certain other assets
2026 Notes	400,000	400,000	7.0%	February 15, 2026	Unsecured
Long-Term Debt - Principal Amount	425,000	400,000
Less: Debt Issuance Costs	(3,653)	(4,265)
Long-Term Debt, net	$421,347	$395,735
Deferred Financing Costs
We incurred legal and bank fees related to the issuance of debt. At June 30, 2023 and December 31, 2022, debt issuance costs reported in “other noncurrent assets” on the balance sheet were approximately (i) $3 million and $4 million, respectively, net of amortization, for the Credit Agreement, dated as of August 26, 2021, among Berry Corp, as a guarantor, Berry LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent and the other parties thereto (as amended, restated, modified or otherwise supplemented from time to time, the “2021 RBL Facility”) and (ii) an immaterial amount, net of amortization, for the Revolving Loan and Security Agreement, dated as of August 9, 2022, among C&J and C&J Management, as borrowers, and Tri Counties Bank, as lender (as amended, restated, supplemented or otherwise modified from time to time, the “2022 ABL Facility”). At June 30, 2023 and December 31, 2022, debt issuance costs, net of amortization, for the unsecured notes due February 2026 (the “2026 Notes”) reported in “Long-Term Debt, net” on the balance sheet was approximately $4 million.
For each of the three month periods ended June 30, 2023 and 2022, the amortization expense for the 2021 RBL Facility, the 2022 ABL Facility and the 2026 Notes, combined, was approximately $1 million. For each of the six month periods ended June 30, 2023 and 2022, the amortization expense for the 2021 RBL Facility, the 2022 ABL Facility and the 2026 Notes, combined, was approximately $1 million. The amortization of debt issuance costs is presented in “interest expense” on the condensed consolidated statements of operations.
Fair Value
Our debt is recorded at the carrying amount on the balance sheets. The carrying amounts of the 2021 RBL Facility and the 2022 ABL Facility approximate fair value because the interest rates are variable and reflect market rates. The 2021 RBL Facility and 2022 ABL Facility are Level 2 in the fair value hierarchy. The fair value of the 2026 Notes was approximately $372 million and $369 million at June 30, 2023 and December 31, 2022, respectively. The 2026 Notes are Level 1 in the fair value hierarchy.
2021 RBL Facility
The borrowing base under the 2021 RBL Facility is redetermined semi-annually, and the borrowing base redeterminations generally become effective each May and November, although the borrower and the lenders may each make one interim redetermination between scheduled redeterminations. On May 10, 2023, Berry Corp, as a

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
guarantor, and Berry LLC, as borrower, entered into the Fourth Amendment to Credit Agreement (the “Amendment”) pursuant to which, among other things, the requisite lenders under the 2021 RBL Facility (i) maintain the aggregate elected commitment amounts at $200 million, (ii) decrease the borrowing base from $250 million to $200 million, which constitutes a redetermination of the borrowing base that was scheduled to occur on or about May 1, 2023 pursuant to the terms of the Credit Facility, (iii) decrease the maximum consolidated leverage ratio by 0.25x to 2.75x for fiscal quarters ending June 30, 2023 and thereafter and (iv) amend the minimum hedging covenant to specify the floor price set forth in the Amendment but without any modification to the minimum volumes required to be hedged.
As of June 30, 2023, the 2021 RBL Facility had a $500 million revolving commitment and the aforementioned $200 million borrowing base and aggregate elected commitment and a $20 million sublimit for the issuance of letters of credit (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). Availability under the 2021 RBL Facility may not exceed the lesser of the aggregate elected commitments or the borrowing base less outstanding advances and letters of credit. The 2021 RBL Facility matures on August 26, 2025, unless terminated earlier in accordance with the 2021 RBL Facility terms. The 2021 RBL Facility is available to us for general corporate purposes, including working capital.
The outstanding borrowings under the 2021 RBL Facility bear interest at a rate equal to, at our option, either (a) a customary base rate plus an applicable margin ranging from 2.0% to 3.0% or (b) a term SOFR reference rate, plus an applicable margin ranging from 3.0% to 4.0%, in each case determined based on the utilization level under the 2021 RBL Facility. Interest rate on base borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on term SOFR borrowings accrues in respect of interest periods of one, three or six months, at the election of the borrower, and is computed on the basis of a year of 360 days and is payable on the last day of such interest period (or, for interest periods of six months, three months after the commencement of such interest period and at the end of such interest period). Unused commitment fees are charged at a rate of 0.50%.
The 2021 RBL Facility requires us to maintain on a consolidated basis as of each quarter-end (i) a leverage ratio of not more than 2.75 to 1.0 and (ii) a current ratio of not less than 1.0 to 1.0. As of June 30, 2023, we were in compliance with all of the debt covenants.
The 2021 RBL Facility also contains other customary affirmative and negative covenants, as well as events of default and remedies. If we do not comply with the financial and other covenants in the 2021 RBL Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the 2021 RBL Facility and terminate the commitments thereunder.
As of June 30, 2023, we had $25 million borrowings outstanding, $10 million in letters of credit outstanding and approximately $165 million of available borrowing capacity under the 2021 RBL Facility.
2022 ABL Facility

Subject to satisfaction of customary conditions precedent to borrowing, as of June 30, 2023, C&J and C&J Management could borrow up to the lesser of (x) $15 million and (y) the borrowing base under the 2022 ABL Facility, with a letter of credit subfacility for the issuance of letters of credit in an aggregate amount not to exceed $7.5 million (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). The “borrowing base” is an amount equal to 80% of the balance due on eligible accounts receivable, subject to reserves that the lender may implement in its reasonable discretion. As of June 30, 2023, the borrowing base was $14 million, an amount equal to 80% of the balance due on eligible accounts receivable. Interest on the outstanding principal amount of the revolving loans under the 2022 ABL Facility accrues at a per annum rate equal to 1.25% in excess of The Wall Street Journal Prime Rate. The “Wall Street Journal Prime Rate” is the variable rate of interest, on a per annum basis, which is announced and/or published in the “Money Rates” section of The Wall Street Journal from time to time as its “Prime Rate”. The rate will be redetermined whenever The Wall Street Journal Prime Rate changes. Interest is due quarterly, in arrears. The 2022 ABL Facility matures on June 5, 2025, unless terminated in accordance with the 2022 ABL Facility terms.
The 2022 ABL Facility requires C&J Well Services (“CJWS”) to comply with the following financial covenants

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(i) maintain on a consolidated basis a ratio of total liabilities to tangible net worth of no greater than 1.5 to 1.0 at any time; (ii) reduce the amount of revolving advances outstanding under the 2022 ABL Facility to not more than 90% of the lesser of (a) the maximum revolving advance amount, or (b) the borrowing base, as of the lender’s close of business on the last day of each fiscal quarter; and (iii) maintain net income before taxes of not less than $1.00 as of each fiscal year end. As of June 30, 2023, CJWS was in compliance with all of the debt covenants.

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

As of June 30, 2023, CJWS had no borrowings and $2 million letters of credit outstanding with $12 million of available borrowing capacity under the 2022 ABL Facility.
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
The indenture governing the 2026 Notes contains customary covenants and events of default (in some cases, subject to grace periods). We were in compliance with all covenants under the 2026 Notes as of June 30, 2023.
Debt Repurchase Program
In February 2020, the board of directors (the “Board of Directors” or the “Board”) adopted a program to spend up to $75 million for the opportunistic repurchase of our 2026 Notes. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and do not obligate Berry Corp. to purchase the 2026 Notes during any period or at all. We have not yet repurchased any notes under this program.

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
A consumer collar is used for the purchase of fuel gas and is the combination of buying a call option and selling a put option. We would receive settlement payments for prices above the indicated weighted-average price of the call option and we would make settlement payments for prices below the indicated weighted-average price of the put option. No payment would be made or received for prices above the indicated weighted-average price, other than any applicable deferred premium.
For natural gas basis swaps, we make settlement payments if the difference between NWPL and Henry Hub is below the indicated weighted-average price of our contracts and receive settlement payments if the difference between NWPL and Henry Hub is above the indicated weighted-average price.
For some of our options we paid or received a premium at the time the positions were created and for others, the premium payment or receipt is deferred until the time of settlement. As of June 30, 2023, we have net payable deferred premiums of approximately $3 million, which is reflected in the mark-to-market valuation and will be payable through December 31, 2024.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of June 30, 2023, we had the following crude oil production and gas purchases hedges.

	Q3 2023	Q4 2023	FY 2024	FY 2025	FY 2026
Brent - Crude Oil production
Swaps
Hedged volume (bbls)	1,211,717	1,196,000	3,412,817	752,125	487,268
Weighted-average price ($/bbl)	$76.26	$76.18	$76.07	$70.89	$68.71
Sold Calls
Hedged volume (bbls)	368,000	368,000	1,098,000	2,486,127	472,500
Weighted-average price ($/bbl)	$106.00	$106.00	$105.00	$91.11	$82.21
Purchased Puts (net)(1)
Hedged volume (bbls)	552,000	552,000	1,281,000	2,486,127	472,500
Weighted-average price ($/bbl)	$50.00	$50.00	$50.00	$58.53	$60.00
Sold Puts (net)(1)
Hedged volume (bbls)	184,000	154,116	183,000	—	—
Weighted-average price ($/bbl)	$40.00	$40.00	$40.00	$—	$—
Henry Hub - Natural Gas purchases
NWPL - Natural Gas purchases
Swaps
Hedged volume (mmbtu)	3,680,000	3,680,000	10,980,000	6,080,000	—
Weighted-average price ($/mmbtu)	$5.34	$5.34	$4.21	$4.27	$—
Gas Basis Differentials
NWPL/HH - basis swaps
Hedged volume (mmbtu)	—	610,000	—	—	—
Weighted-average price ($/mmbtu)	$—	$1.12	$—	$—	$—
__________
(1)    Purchased puts and sold puts with the same strike price have been presented on a net basis.

In addition to the table above, in July 2023, we added the following sold oil swaps (Brent): 1,000 bbl/d at $82.10 bbl/d beginning August 2023 through December 2023, 1,000 bbl/d at $75.75 beginning January 2024 through December 2024, and 2,000 bbl/d at $77.03 beginning July 2024 through December 2024.
In July 2023, we also added purchased calls of 1,000 bbl/d at $105.00 beginning January 2024 through December 2024, which are in addition to the table above.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Our commodity derivatives are measured at fair value using industry-standard models with various inputs including publicly available underlying commodity prices and forward curves, and all are classified as Level 2 in the required fair value hierarchy for the periods presented. These commodity derivatives are subject to counterparty netting. The following tables present the fair values (gross and net) of our outstanding derivatives as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$29,909	$(21,191)	$8,718
Commodity Contracts	Non-current assets	34,088	(28,656)	5,432
Liabilities:
Commodity Contracts	Current liabilities	(31,573)	21,191	(10,382)
Commodity Contracts	Non-current liabilities	(29,730)	28,656	(1,074)
Total derivatives		$2,694	$—	$2,694

	December 31, 2022
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$66,974	$(30,607)	$36,367
Commodity Contracts	Non-current assets	39,886	(39,810)	76
Liabilities:
Commodity Contracts	Current liabilities	(61,713)	30,607	(31,106)
Commodity Contracts	Non-current liabilities	(53,452)	39,810	(13,642)
Total derivatives		$(8,305)	$—	$(8,305)
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
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at June 30, 2023 and December 31, 2022. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of June 30, 2023, we are not aware of material indemnity claims pending or threatened against us.
Securities Litigation Matters
On November 20, 2020, Luis Torres, individually and on behalf of a putative class, filed a securities class action lawsuit (the “Securities Class Action”) in the United States District Court for the Northern District of Texas against Berry Corp. and certain of its current and former directors and officers (collectively, the “Defendants”). The complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933 (as amended, the “Securities Act”), and Sections 10(b) and 20(a) of the Exchange Act of 1934 (as amended, the “Exchange Act”), on behalf of a putative class of all persons who purchased or otherwise acquired (i) common stock pursuant and/or traceable to the Company’s 2018 IPO; or (ii) Berry Corp.’s securities between July 26, 2018 and November 3, 2020 (the “Class Period”). In particular, the complaint alleges that the Defendants made false and misleading statements during the Class Period and in the offering materials for the IPO, concerning the Company’s business, operational efficiency and stability, and compliance policies, that artificially inflated the Company’s stock price, resulting in injury to the purported class members when the value of Berry Corp.’s common stock declined following release of its financial results for the third quarter of 2020 on November 3, 2020.
On November 1, 2021, the court-appointed co-lead plaintiffs filed an amended complaint asserting claims on behalf of the same putative class under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, that the Company and the individual Defendants made false and misleading statements between July 26, 2018 and November 3, 2020 regarding the Company’s permits and permitting processes. The amended complaint does not quantify the alleged losses but seeks to recover all damages sustained by the putative class as a result of these alleged securities violations, as well as attorneys’ fees and costs. The Defendants filed a motion to dismiss on January 24, 2022 and on September 13, 2022, the court issued an order denying that motion, and the case moved into discovery. On February 13, 2023, the plaintiffs filed a motion for class certification, and on April 14, 2023, the defendants filed their opposition; the plaintiffs filed their reply on May 26, 2023, and a hearing on the motion for class certification was set for August 23, 2023.
On July 31, 2023, the parties executed a Memorandum of Understanding memorializing an agreement-in-principle to settle all claims in the Securities Class Action for an aggregate sum of $2.5 million. In the coming weeks, the parties intend to notify the court of the agreement-in-principal and negotiate formal settlement documentation. Thereafter, the parties will move forward with the notice and approval process for the proposed settlement. The process is expected to include, among other things, preliminary and final approval hearings, an opt-out process, and opportunities for class members to object to the settlement. The Defendants continue to maintain that the claims are without merit and admit no liability in connection with the settlement.
On October 20, 2022, a shareholder derivative lawsuit (the “Assad Lawsuit”) was filed in the United States District Court for the Northern District of Texas by putative stockholder George Assad, allegedly on behalf of the Company, that piggy-backs on the Securities Class Action and which is currently pending before the same court. The derivative complaint names certain current and former officers and directors as defendants, and generally

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
alleges that they breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the securities class action. The derivative complaint also alleges claims for unjust enrichment as against all defendants, and claims for contribution and indemnification under Sections 10(b) and 21D of the Exchange Act. On January 27, 2023, the court granted the parties’ joint stipulated request to stay the Assad Lawsuit pending resolution of the Securities Class Action.

On January 20, 2023, a second shareholder derivative lawsuit (the “Karp Lawsuit,” together with the Assad Lawsuit, the “Shareholder Derivative Actions”) was filed, this time in the United States District Court for the District of Delaware, by putative stockholder Molly Karp, allegedly on behalf of the Company, again piggy-backing on the Securities Class Action. This complaint, similar to the Assad Lawsuit, is brought against certain current and former officers and directors of the Company, asserting breach of fiduciary duty, aiding and abetting, and contribution claims based on the defendants allegedly having caused or failed to prevent the securities violations alleged in the securities class action. In addition, the complaint asserts a claim under Section 14(a) of the Exchange Act, alleging that Berry’s 2022 proxy statement was false and misleading in that it suggested the Company’s internal controls were sufficient and the Board of Directors was adequately overseeing material risks facing the Company when, according to the derivative plaintiff, that was not the case. On February 13, 2023, the court granted the parties’ joint stipulated request to stay the Karp Lawsuit pending resolution of a motion for summary judgment by the defendants in the Securities Class Action. The proposed settlement of the Securities Class Action does not relate to the Shareholder Derivative Actions. The defendants continue to believe the claims in the Shareholder Derivative Actions are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome. At this time, we are unable to estimate the probability or the amount of liability, if any, related to these matters.

In addition, on or around April 17, 2023, the Company received a stockholder litigation demand that the Board of Directors investigate and commence legal proceedings against certain current and former officers and directors based ostensibly on the same claims asserted in the Shareholder Derivative Actions. The Board of Directors appointed a Demand Review Committee for the purpose of reviewing the demand.

Note 5—Equity
Cash Dividends
In February 2023, the Board of Directors declared regular fixed cash dividends of $0.06 per share, as well as variable cash dividends of $0.44 per share which was based on the results of the fourth quarter of 2022, for a total of $0.50 per share, which we paid in March 2023. In April 2023, the Board of Directors declared a $0.12 per share regular fixed cash dividend based on the results of the first quarter of 2023, which was paid in May 2023. In July 2023, the Board of Directors approved a $0.12 per share regular fixed cash dividend, as well as a variable dividend of $0.02 based on the results for the six months ended June 30, 2023, each of which is expected to be paid in August 2023.
The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements, and other factors.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Repurchase Program
The Company repurchased 1.4 million shares during the three months ended June 30, 2023 for approximately $10 million, an average of $7.04 per share. As of June 30, 2023, the Company had repurchased a total of 11,949,247 shares under the stock repurchase program for approximately $114 million in aggregate. As previously disclosed, the Company implemented a shareholder return model in early 2022, for which the Company intends to allocate a portion of Adjusted Free Cash Flow to opportunistic share repurchases.
In February 2023, the Board of Directors approved an increase of $102 million to the Company’s stock repurchase authorization bringing the Company’s remaining share authority to $200 million. As of June 30, 2023, the Company’s remaining total share repurchase authority is $190 million. The Board’s authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions, subject to market conditions and other factors, up to the aggregate amount authorized by the Board. The Board’s authorization has no expiration date.
Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means, as determined in the Company’s sole discretion. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors. Purchases may be commenced or suspended at any time without notice and does not obligate the company to purchase shares during any period or at all. Any shares repurchased are reflected as treasury stock and any shares acquired will be available for general corporate purposes.

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

The RSUs awarded in February 2023 are solely time-based awards. Of the PSUs awarded to certain Berry employees (excluding CJWS employee awards) in February 2023, (a) 50% of such will vest, if at all, based on a total stockholder return (“TSR”) performance metric (the “TSR PSUs”), which is defined as the capital gains per share of stock plus dividends paid assuming reinvestment, with TSR measured on an absolute basis and (b) 50% of such awards will vest, if at all, based on the consolidated Company’s average cash returned on invested capital (“CROIC PSUs”) over the performance period. The PSUs awarded to certain CJWS employees in February 2023 will vest, if at all, based on the CJWS average cash returned on invested capital (“ROIC PSUs”) over the performance period. Depending on the results achieved during the three-year performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the target TSR, CROIC and ROIC PSUs granted.
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

	June 30, 2023	December 31, 2022
	(in thousands)
Prepaid expenses	$7,081	$12,330
Materials and supplies	13,295	8,976
Deposits	7,323	7,266
Oil inventories	3,884	4,036
Other	1,008	1,117
Total other current assets	$32,591	$33,725
Other non-current assets at June 30, 2023 included approximately $7 million of operating lease right-of-use assets, net of amortization and $3 million of deferred financing costs, net of amortization. At December 31, 2022, other non-current assets included approximately $6 million of operating lease right-of-use assets, net of amortization and $4 million of deferred financing costs, net of amortization.
Accounts payable and accrued expenses on the condensed consolidated balance sheets included the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Accounts payable-trade	$31,146	$40,286
Accrued expenses	46,327	85,360
Royalties payable	20,218	38,264
Taxes other than income tax liability	6,788	6,640
Accrued interest	11,565	10,885
Asset retirement obligations - current portion	20,000	20,000
Operating lease liability	1,701	1,666
Total accounts payable and accrued expenses	$137,745	$203,101
The decrease of $5 million in the long-term portion of the asset retirement obligations from $158 million at December 31, 2022 to $154 million at June 30, 2023 was due to $10 million of liabilities settled during the period, partially offset by $6 million of accretion.
Other noncurrent liabilities at June 30, 2023 included approximately $31 million of greenhouse gas liability, which is due in the fourth quarter of 2024, and $6 million of operating lease noncurrent liability. At December 31, 2022, other non-current liabilities included approximately $23 million non-current greenhouse gas liability, which is due in the fourth quarter of 2024, and $5 million of non-current operating lease liability.
Supplemental Information on the Statement of Operations
For the three months ended June 30, 2023, other operating income was $1 million, mainly due to a 2017 property tax refund. For the three months ended June 30, 2022, other operating expenses were less than $1 million.
For the six months ended June 30, 2023, other operating income was $1 million, mainly due to a 2017 property tax refund. For the six months ended June 30, 2022, other operating expenses were $4 million and mainly consisted of over $2 million in royalty audit charges incurred prior to our emergence and restructuring in 2017, and approximately $1 million loss on the divestiture of the Piceance properties.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Supplemental Disclosures of Significant Non-Cash Investing Activities:
Material inventory transfers to oil and natural gas properties	$552	$1,011
Supplemental Disclosures of Cash Payments (Receipts):
Interest, net of amounts capitalized	$15,392	$14,988
Income taxes payments	$670	$2,484
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
The RSUs and PSUs are not a participating security as the dividends are forfeitable. For the three months ended June 30, 2023 and June 30, 2022, 2,564,000 and 3,419,000 incremental RSU and PSU shares were included in the diluted EPS calculation, respectively. For the six months ended June 30, 2023, 3,156,000 incremental RSU and PSU shares were included in the diluted EPS calculation. For the six months ended June 30, 2022, no incremental RSU or PSU shares were included in the diluted EPS calculation as their effect was anti-dilutive under the “if converted” method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands except per share amounts)
Basic EPS calculation
Net income (loss)	$25,770	$43,354	$19,911	$(13,456)
Weighted-average shares of common stock outstanding	76,721	79,596	76,419	79,945
Basic income (loss) per share	$0.34	$0.54	$0.26	$(0.17)
Diluted EPS calculation
Net income (loss)	$25,770	$43,354	$19,911	$(13,456)
Weighted-average shares of common stock outstanding	76,721	79,596	76,419	79,945
Dilutive effect of potentially dilutive securities(1)	2,564	3,419	3,156	—
Weighted-average common shares outstanding - diluted	79,285	83,015	79,575	79,945
Diluted income (loss) per share	$0.33	$0.52	$0.25	$(0.17)
__________
(1)    We excluded approximately 3.5 million of combined RSUs and PSUs from the dilutive weighted-average common shares outstanding for the six months ended June 30, 2022 because their effect was anti-dilutive.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8—Revenue Recognition
We derive revenue from sales of oil, natural gas and natural gas liquids (“NGL”), with additional revenue generated from sales of electricity and marketing activities. Revenue from CJWS is generated from well servicing and abandonment business.
The following table provides disaggregated revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Oil sales	$154,513	$230,617	$306,647	$433,341
Natural gas sales	2,410	7,349	15,953	13,331
Natural gas liquids sales	780	2,105	1,460	3,750
Service revenue	47,674	46,178	92,297	86,014
Electricity sales	3,078	7,419	8,523	12,838
Marketing revenues	—	—	—	289
Other revenues	36	120	81	165
Revenues from contracts with customers	208,491	293,788	424,961	549,728
Gains (losses) on oil and gas sales derivatives	20,871	(40,658)	59,370	(202,516)
Total revenues and other	$229,362	$253,130	$484,331	$347,212
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

The well servicing and abandonment segment occasionally provides services to our E&P segment, as such, we recorded an intercompany elimination of $2 million and $3 million in revenue and expense during consolidation for the three and six months ended June 30, 2023, respectively. The intercompany elimination was immaterial for the three and six months ended June 30, 2022.

The following table represents selected financial information for the periods presented regarding the Company’s business segments on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the financial information for the Company on a consolidated basis.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2023
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues(1)	$160,817	$49,299	$(1,625)	$208,491
Net income (loss) before income taxes	$62,012	$4,836	$(30,462)	$36,386
Adjusted EBITDA	$78,274	$7,689	$(16,908)	$69,055
Capital expenditures	$19,625	$1,334	$936	$21,895
Total assets	$1,457,694	$72,653	$(8,644)	$1,521,703

	Three Months Ended June 30, 2022
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues(1)	$247,610	$46,178	$—	$293,788
Net income (loss) before income taxes	$68,885	$3,307	$(26,693)	$45,499
Adjusted EBITDA	$116,942	$6,200	$(13,395)	$109,747
Capital expenditures	$32,134	$1,066	$886	$34,086
Total assets	$1,456,164	$71,543	$2,678	$1,530,385
__________
(1)    These revenues do not include hedge settlements.

	Six Months Ended June 30, 2023
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues(1)	$332,664	$95,662	$(3,365)	$424,961
Net income (loss) before income taxes	$86,182	$6,950	$(65,518)	$27,614
Adjusted EBITDA	$154,071	$13,127	$(38,806)	$128,392
Capital expenditures	$38,897	$2,316	$1,315	$42,528
Total assets	$1,457,694	$72,653	$(8,644)	$1,521,703

	Six Months Ended June 30, 2022
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues(1)	$463,714	$86,014	$—	$549,728
Net income (loss) before income taxes	$34,594	$3,023	$(52,279)	$(14,662)
Adjusted EBITDA	$222,591	$9,500	$(26,632)	$205,459
Capital expenditures	$58,571	$1,694	$1,441	$61,706
Total assets	$1,456,164	$71,543	$2,678	$1,530,385
__________
(1)    These revenues do not include hedge settlements.

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

	Three Months Ended June 30, 2023
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Adjusted EBITDA reconciliation to net income (loss):
Net income (loss)	$62,012	$4,836	$(41,078)	$25,770
Add (Subtract):
Interest (income) expense	—	(28)	8,822	8,794
Income tax expense	—	—	10,616	10,616
Depreciation, depletion, and amortization	35,649	3,307	799	39,755
Gains on derivatives	(6,847)	—	—	(6,847)
Net cash paid for scheduled derivative settlements	(12,524)	—	—	(12,524)
Other operating (income) expenses	(1,093)	(610)	670	(1,033)
Stock compensation expense	105	184	3,263	3,552
Acquisition costs(1)	972	—	—	972
Adjusted EBITDA	$78,274	$7,689	$(16,908)	$69,055
__________
(1)    Includes costs related to the acquisition of Macpherson Energy (as defined below).

	Three Months Ended June 30, 2022
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Adjusted EBITDA reconciliation to net income (loss):
Net income (loss)	$68,885	$3,307	$(28,838)	$43,354
Add (Subtract):
Interest expense	—	—	7,729	7,729
Income tax expense	—	—	2,145	2,145
Depreciation, depletion, and amortization	33,956	3,017	1,082	38,055
Losses on derivatives	51,319	—	—	51,319
Net cash paid for scheduled derivative settlements	(37,628)	—	—	(37,628)
Other operating expenses (income)	30	(210)	533	353
Stock compensation expense	380	86	3,954	4,420
Adjusted EBITDA	$116,942	$6,200	$(13,395)	$109,747

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2023
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Adjusted EBITDA reconciliation to net income (loss):
Net income (loss)	$86,182	$6,950	$(73,221)	$19,911
Add (Subtract):
Interest (income) expense	—	(23)	16,654	16,631
Income tax expense	—	—	7,703	7,703
Depreciation, depletion, and amortization	69,484	6,563	3,829	79,876
Gains on derivatives	(45,956)	—	—	(45,956)
Net cash received for scheduled derivative settlements	34,943	—	—	34,943
Other operating expenses (income)	716	(692)	(1,343)	(1,319)
Stock compensation expense	417	329	7,572	8,318
Acquisition costs(1)	972	—	—	972
Non-recurring costs(2)	7,313	—	—	7,313
Adjusted EBITDA	$154,071	$13,127	$(38,806)	$128,392
__________
(1)    Includes costs related to the acquisition of Macpherson Energy (as defined below).
(2) Non-recurring costs included executive transition costs and workforce reduction costs in the first quarter of 2023.

	Six Months Ended June 30, 2022
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Adjusted EBITDA reconciliation to net income (loss):
Net income (loss)	$34,594	$3,023	$(51,073)	$(13,456)
Add (Subtract):
Interest expense	—	—	15,404	15,404
Income tax benefit	—	—	(1,206)	(1,206)
Depreciation, depletion, and amortization	69,430	6,196	2,206	77,832
Losses on derivatives	184,123	—	—	184,123
Net cash paid for scheduled derivative settlements	(69,780)	—	—	(69,780)
Other operating expenses (income)	3,525	(36)	633	4,122
Stock compensation expense	699	119	7,404	8,222
Non-recurring costs(1)	—	198	—	198
Adjusted EBITDA	$222,591	$9,500	$(26,632)	$205,459
__________
(1)    Non-recurring costs included legal and professional service expenses related to acquisition and divestiture activity in the first quarter of 2022.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10— Subsequent Events
In July 2023, the Company announced that it executed an agreement to acquire Macpherson Energy Corporation, a privately held Kern County, California operator (“Macpherson Energy”), for approximately $70 million, subject to certain purchase price adjustments (the “Macpherson Acquisition”). The transaction is structured such that $50 million will be paid at closing, which is expected during the third quarter of 2023, and the remaining $20 million to be paid in July 2024 (in each case, subject to such purchase price adjustments).
Consistent with our shareholder return model, Berry views this acquisition, in part, as a means of maintaining base production and intends to reallocate $35 million of planned 2023 capital expenditures to the purchase price, and this amount will be deducted from maintenance capital in Adjusted Free Cash Flow for 2023. The remainder of the purchase price will be allocated from Adjusted Free Cash Flow consistent with the shareholder return model allocation. A portion of the closing price is expected to be initially funded by drawing down the 2021 RBL Credit Facility.
Macpherson Energy is expected to be reported under the E&P business segment.

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

Our goal is to continue maximizing shareholder value through overall returns. Since our initial public offering in July 2018 (“IPO”), we have demonstrated our commitment to maximizing shareholder value and returning a substantial amount of capital to shareholders through dividends and share purchases. In early February 2023, we updated our shareholder return model, including the plan to double our quarterly fixed dividend to $0.12 per share. We also modified the allocations of Adjusted Free Cash Flow. Inclusive of the fixed and variable dividends declared in July 2023, since our IPO, we will have returned $363 million to our shareholders, which represents 330% of our IPO proceeds, consisting of $249 million in fixed and variable dividends and $114 million to repurchase 11.9 million shares, which represents 16% of our outstanding shares as of June 30, 2023.
Our shareholder return model went into effect January 1, 2022, and we updated the allocations for 2023. Specifically, in 2023, the annual cumulative allocation of Adjusted Free Cash Flow is (a) 80% primarily in the form of opportunistic debt or share repurchases, strategic growth, and acquisitions of producing bolt-on assets; and (b) 20% in the form of variable dividends. Any dividends (fixed or variable) actually paid will be determined by our board of directors (the “Board of Directors” or the “Board”) in light of then existing conditions, including our earnings, financial condition, restrictions in financing agreements, business conditions and other factors.

Like our business model, this shareholder return model is simple and demonstrates our commitment to optimize capital allocation and returns to our shareholders. The model is based on our Adjusted Free Cash Flow, which is defined as cash flow from operations less regular fixed dividends and maintenance capital. Maintenance capital, which represents the capital expenditures needed to maintain substantially the same volume of annual oil and gas production and is defined as capital expenditures, excluding, when applicable, (i) E&P capital expenditures that are related to strategic business expansion, such as acquisitions of oil and gas properties and any exploration and development activities to increase production beyond the prior year’s annual production volumes, (ii) capital expenditures in our well servicing and abandonment segment, (iii) corporate expenditures that are related to ancillary sustainability initiatives and/or (iv) other expenditures that are discretionary and unrelated to maintenance of our core business. As part of our strategy, we opportunistically consider bolt-on acquisitions, which contribute to our goal to maintain our existing production volumes (particularly in the current regulatory environment, when there are restrictions on the ability to obtain permits for new well drilling), and could even moderately grow production. Depending on size, bolt-on acquisitions may be funded in whole or in part from reallocation of maintenance capital or the 80% portion of our target Adjusted Free Cash Flow allocation, or a combination of both.
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
Recent Developments
In July 2023, the Company announced that it executed an agreement to acquire Macpherson Energy Corporation, a privately held Kern County, California operator (“Macpherson Energy”), for approximately $70 million, subject to certain purchase price adjustments (the “Macpherson Acquisition”). The transaction is structured such that $50 million will be paid at closing, which is expected during the third quarter of 2023, and the remaining $20 million to be paid in July 2024 (in each case, subject to such purchase price adjustments).
Consistent with our shareholder return model, Berry views this acquisition, in part, as a means of maintaining base production and intends to reallocate $35 million of planned 2023 capital expenditures to the purchase price, which will be deducted from maintenance capital in Adjusted Free Cash Flow for 2023. The remainder of the purchase price will be allocated from Adjusted Free Cash Flow consistent with our shareholder return model allocation. A portion of the closing price is expected to be initially funded by drawing down the 2021 RBL Credit Facility.
The Macpherson assets are considered high-quality, low decline oil producing properties that are closely located to existing Berry properties in rural Kern County, California. These assets also align with Berry’s stated strategy of acquiring accretive, producing bolt-ons.
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
Adjusted EBITDA
Adjusted EBITDA is the primary financial and operating measurement that our management uses to analyze and monitor the operating performance of both our E&P business and CJWS. We also use Adjusted EBITDA in planning our capital allocation to sustain production levels and determining our strategic hedging needs aside from the hedging requirements of the 2021 RBL Facility (defined below in “—Liquidity and Capital Resources”). Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest expense; income taxes; depreciation, depletion, and amortization (“DD&A”); derivative gains or losses net of cash received or paid for scheduled derivative settlements; impairments; stock compensation expense; and unusual and infrequent items. See “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for a reconciliation of Adjusted EBITDA to net income (loss) and to net cash provided by operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP. This supplemental non-GAAP financial measure is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.
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
Under our shareholder return model, which was revised in February 2023, we plan to pay a fixed dividend of $0.12 per quarter. We also modified the allocations of Adjusted Free Cash Flow to be (a) 80% primarily in the form of opportunistic debt or share repurchases, strategic growth, and acquisitions of producing bolt-on assets; and (b) 20% in the form of variable dividends. Any dividends (fixed or variable) actually paid will be determined by our Board of Directors in light of then existing conditions, including our earnings, financial condition, restrictions in financing agreements, business conditions and other factors.
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
Business Environment, Market Conditions and Outlook
Our operating and financial results, and those of the oil and gas industry as a whole, are heavily influenced by commodity prices, including differentials, which have and may continue to, fluctuate significantly as a result of numerous market-related variables, including global geopolitical and economic conditions, and local and regional market factors and dislocations. Oil prices decreased in the first half of 2023 compared to 2022, and they have remained, and may continue to remain, volatile.
Our well services and abandonment business is dependent on expenditures of oil and gas companies, which can in part reflect the volatility of commodity prices. Because existing oil and natural gas wells require ongoing spending to maintain production, expenditures by oil and gas companies for the maintenance of existing wells historically have been relatively stable and predictable when production is steady. Additionally, our customers' requirements to plug and abandon wells are largely driven by regulatory requirements that is less dependent on commodity prices.
Currently, global oil inventories supplied from OPEC+ and other oil producing nations is expected to transition from inventory builds during the first half of 2023 to inventory decreases throughout the majority of 2024. Since October 2022, OPEC+ announced reductions in production that extends through December 2023. In June 2023, OPEC+ further reduced required production beginning in January 2024 through December 2024, compared to the October 2022 announcement. In addition, in June 2023, Saudi Arabia determined that it would implement further cuts starting July 2023.
Furthermore, sanctions and import bans on Russian oil have been implemented by various countries in response to the war in Ukraine, further impacting global oil supply. Still, oil and natural gas prices have declined from the highs experienced in the first half of 2022 and could decrease or increase with any changes in demand due to, among other things, the ongoing conflict in Ukraine, international sanctions, speculation as to future actions by OPEC+, higher gas prices, rising interest rates, inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including increased volatility in financial and credit markets or a prolonged recession. Further, the volatility in oil and natural gas prices could accelerate a transition away from fossil fuels, resulting in reduced demand over the longer term. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, that are not within our control and cannot be accurately predicted.
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

Average Brent oil prices, as noted below, decreased by $4.43, or 5%, for the three months ended June 30, 2023 compared to the three months ended March 31, 2023 and decreased by $34.25, or 31%, compared to the three months ended June 30, 2022. Though the California market generally receives Brent-influenced pricing, California oil prices are determined ultimately by local supply and demand dynamics, including third-party transportation and market takeaway infrastructure capacity. The year-over-year decrease in average Brent oil prices is primarily related to the significant increase in oil and gas prices during the second quarter of 2022 due to the Ukraine conflict. Brent oil prices have stabilized in 2023, reflecting a gradual decrease in the first half of the year.
For our California steam operations, the price we pay for fuel gas purchases is generally based on the Northwest, Rocky Mountains index for the purchases made in the Rockies and the SoCal Gas city-gate index for the purchases made in California. We currently buy most of our gas in the Rockies. Now that we are purchasing a majority of our fuel gas in the Rockies, most of the purchases made in California use the SoCal Gas city-gate index, whereas prior to this shift the predominant index for California purchases was Kern, Delivered. The price from the Northwest, Rocky Mountain index was as high as $3.87 per mmbtu and as low as $2.32 per mmbtu in the second quarter of 2023. The price from the SoCal Gas city-gate index was as high as $7.83 per mmbtu and as low as $4.09 per mmbtu in the second quarter of 2023. Overall, we paid an average of $3.44 per mmbtu in the second quarter of 2023, excluding the negative impact of our gas purchase hedges. The price we paid on average decreased by $17.30 per mmbtu, or 83% and $3.99 per mmbtu, or 54% for the second quarter of 2023, compared to the first quarter of 2023 and the second quarter of 2022, respectively. When including hedging effects in our gas purchases, we paid $5.64, $8.88 and $5.59 per mmbtu in the second quarter of 2023, the first quarter of 2023, and the second quarter of 2022, respectively.
The following table presents the average Brent, WTI, SoCal Gas city-gate, Northwest, Rocky Mountains, and Henry Hub prices for the three months ended June 30, 2023, March 31, 2023 and June 30, 2022 and for the six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Oil (bbl) – Brent	$77.73	$82.16	$111.98	$79.96	$104.94
Oil (bbl) – WTI	$73.73	$76.15	$108.71	$74.94	$101.67
Natural gas (mmbtu) – SoCal Gas city-gate	$5.66	$24.81	$7.53	$15.23	$7.13
Natural gas (mmbtu) – Northwest, Rocky Mountains	$2.85	$22.36	$6.69	$12.61	$6.23
Natural gas (mmbtu) – Henry Hub	$2.16	$2.64	$7.50	$2.40	$6.08
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
Utah oil prices have historically traded at a discount to WTI as the local refineries are designed for Utah's unique oil characteristics and the remoteness of the assets makes access to other markets logistically challenging. However, we have high operational control of our existing acreage, which provides significant upside for additional vertical and/or horizontal development wells and recompletions.
Natural gas prices and differentials are strongly affected by local market fundamentals, availability of transportation capacity from producing areas and seasonal impacts. Our key exposure to gas prices is in our costs. We purchase substantially more natural gas for our California steamfloods and cogeneration facilities than we produce and sell in the Rockies. In May 2022, we began purchasing most of our gas in the Rockies and transporting it to our California operations using our Kern River pipeline capacity. We buy approximately 48,000 mmbtu/d in the Rockies, and the remainder comes from California markets. The volume purchased in California fluctuates and averaged 6,000 mmbtu/d in Q2 2023, 3,000 mmbtu/d in Q1 2023 and 13,000 mmbtu/d in Q2 2022. The natural gas we purchase in the Rockies is shipped to our operations in California to help limit our exposure to California fuel gas purchase price fluctuations. We strive to further minimize the variability of our fuel gas costs for our steam operations by hedging a significant portion of our gas purchases. Additionally, the negative impact of higher gas prices on our California operating expenses is partially offset by higher gas sales for the gas we produce and sell in the Rockies.
Our current expectations are that natural gas prices in the western US will continue to remain elevated in 2023 relative to the rest of the US. Our hedging strategy coupled with our midstream access to gas from the Rockies helps us mitigate the impact of high natural gas prices on our cost structure.
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
Regulatory Matters
Like other companies in the oil and gas industry, both our E&P business and CJWS are subject to complex and stringent federal, state, and local laws and regulations, and California, where most of our operations and assets are located, is one of the most heavily regulated states in the United States with respect to oil and gas operations. A combination of federal, state and local laws and regulations govern most aspects of our activities in California, and federal, state and local agencies may assert overlapping authority to regulate in these areas. Collectively, the effect of the existing laws and regulations is to limit the number and location of our wells through restrictions on the use of our properties, limit our ability to develop certain assets and conduct certain operations, including through a restrictive and burdensome permitting and approval process, and regulate the amount of oil and natural gas that we can produce from our wells, potentially reducing below levels that would otherwise be possible. Additionally, the regulatory burden on the industry in the past has and in the future could result in increased costs and consequently may have an adverse effect upon operations, capital expenditures, earnings and our competitive position. Violations and liabilities with respect to these laws and regulations could also result in significant administrative, civil, or criminal penalties, remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and future prospects. Our operations in California are particularly exposed to increased regulatory risks given the stringent environmental regulations imposed on the oil and gas industry, and current political and social trends in California continue to increase limitations on and impose additional permitting, mitigation, and emission control obligations, amongst others, upon the oil and gas industry. We cannot predict what new environmental laws or regulations California may impose upon our operations in the future; however, any such future laws or regulations could materially and adversely impact our business and results of operations. For additional information about the potential impact that government regulations, including those regarding environmental matters, may have upon our business, operations, capital expenditures, earnings and competitive position, please see Part I, Item 1 “Regulatory Matters,” as well as

Part I, Item 1A. “Risk Factors” in our Annual Report.
On September 16, 2022, the California Governor signed into law Senate Bill No. 1137 (SB 1137) which prohibits CalGEM from permitting any new wells, or the rework of existing wells, if the proposed new drill or rework is within 3,200 feet of certain sensitive receptors such as homes, schools or parks. The bill would have become effective January 1, 2023. However, in December 2022, proponents of a voter referendum (the “Referendum”) collected more than the requisite number of signatures required to put Senate Bill No. 1137 on the November 2024 ballot. On February 3, 2023, the Secretary of State of California certified the signatures and confirmed that the Referendum qualifies for the November 2024 ballot. Accordingly, Senate Bill No. 1137 is stayed until it is put to a vote, although any stay could be delayed if there are legal challenges to the Secretary of State’s certification. Relatedly, a legislator introduced Senate Bill No. 556 (SB 556) into the California Senate providing for joint and several liability for operators and owners of an entity that owns an oil and gas production facility for certain adverse health conditions within 3,200 feet of such facility, subject to limited defenses. Senate Bill No. 556 also provides for civil penalties to be assessed against potentially responsible parties. As of May 2023, Senate Bill No. 556 has been held in a legislative committee and, pursuant to legislative rules, cannot be further considered until 2024. We continue to assess the impacts of Senate Bill No. 1137 and the potential impacts of Senate Bill No. 556, to include our ability to operate and any increased exposure to liability.
The issuance of permits and other approvals for drilling and production activities by state and local agencies or by federal agencies may be subject to environmental reviews under the California Environmental Quality Act (“CEQA”) or the National Environmental Policy Act (“NEPA”), respectively. Compliance with CEQA and NEPA, in the past has resulted, and in the future may result, in delays in the issuance of necessary permits and approvals and the imposition of mitigation measures or restrictions on proposed oil field operations, among other things. Before an operator can pursue drilling operations in California, they must first obtain local government permission to engage in oil and gas land use. During consideration of the decision to allow the oil operations, CEQA requires consideration of the environmental impacts of those operations and imposes similar obligations on permitting decisions by state and local agencies. While we have consistently received permits to workover or sidetrack existing wellbores, over the last few years there have been a number of developments at both the California state and local levels that have resulted in delays in the issuance of new drilling permits for oil and gas activities in Kern County where all of our California assets are located. Historically, we have satisfied CEQA by complying with the Kern County zoning ordinance for oil and gas operations, which was supported by the Kern County Environmental Impact Report (“EIR”). However, the EIR was challenged in 2020 and is still in litigation proceedings. Our ability to obtain new permits and approvals that require demonstration of CEQA compliance is constrained until Kern County is able to favorably resolve the litigation and resume use of the EIR to satisfy CEQA compliance. In the meantime, to enable our future plans for drilling new wells in Kern County, we must demonstrate compliance with CEQA to CalGEM through other means. We have experienced significant delays in the issuance of permits for new wells by CalGEM and we have not been able to obtain any new drill permits in California to date in 2023, including in areas where CEQA compliance has been completed. In fact, CalGEM has not issued any new drill permits to any producer since December 2022. However, we have continued to receive and currently expect to continue to receive permits for workovers and other activities related to existing wellbores (e.g., sidetracks). See Part I, Item 1 “Regulatory Matters,” as well as Part I, Item 1A. “Risk Factors” in our Annual Report for more information regarding the Kern County EIR and other permitting considerations.

Inflation
The U.S. inflation rate increased throughout much of 2022. The Company, similar to other companies in our industry, has experienced inflationary pressures on our costs—namely inflationary pressures have resulted in increases to the costs of our goods, services and personnel, which in turn, have caused our capital expenditures and operating costs to rise. Such inflationary pressures have resulted from supply chain disruptions caused by the COVID-19 pandemic, increased demand, labor shortages and other factors, including the conflict between Russia and Ukraine, which began in late February 2022. In late 2022 and the first half of 2023, inflation rates began to stabilize and even decrease from the levels experienced earlier in 2022. We are unable to accurately predict if such inflationary pressures and contributing factors will continue through 2023. However, as of June 30, 2023, we determined there has not been any material changes in inflationary pressures since the year ended December 31, 2022.
Seasonality
Seasonal weather conditions have in the past, and in the future likely will, impact our drilling, production and well servicing activities. Extreme weather conditions can pose challenges to meeting well-drilling and completion objectives and production goals. Seasonal weather can also lead to increased competition for equipment, supplies and personnel, which could lead to shortages and increased costs or delayed operations. Our operations have been, and in the future could be, impacted by ice and snow in the winter, especially in Utah, and by electrical storms and high temperatures in the spring and summer, as well as by wildfires and rain. For example, during the first quarter of 2023, we experienced an increase in costs, production downtime and transportation delays due to the unprecedented snowy and rainy weather in Utah and California. Unusually heavy rains caused flooding and power outages which adversely impacted our ability to operate in California, while Utah was impacted by historic snowfall. Beginning April 2023, the weather improved and our production recovered in the second quarter of 2023.
Many factors influence the price of natural gas including the weather. For example, natural gas prices decreased in the second quarter of 2023 in part because the extreme cold and winter storms moderated. We seek to mitigate a substantial portion of the gas purchase exposure for our cogeneration plants by selling excess electricity from our cogeneration operations to third parties at prices linked to the price of natural gas. Aside from the impact gas prices have on electricity prices, these sales are generally higher in the summer months as they include seasonal capacity amounts. Our hedging strategy coupled with our midstream access to gas from the Rockies also helps mitigate the impact of the high natural gas prices on our cost structure.

Capital Expenditures
For the three and six months ended June 30, 2023, our total capital expenditures were approximately $22 million and $43 million, respectively, including capitalized overhead and interest and excluding acquisitions and asset retirement spending. E&P and corporate expenditures were $21 million and $40 million for the three and six months ended June 30, 2023, respectively (excluding well servicing and abandonment capital of $1 million and $2 million for the three and six months ended June 30, 2023, respectively). Approximately 88% and 12% of these capital expenditures for the six months ended June 30, 2023 were directed to California and Utah operations, respectively.
Our 2023 capital expenditure budget for E&P operations and corporate activities is between $95 to $105 million, which we expect will result in a slight decline in production year over year. This capital expenditure budget excludes approximately $8 million for CJWS. In connection with the closing of the Macpherson Acquisition announced in July 2023, we expect to reallocate approximately $35 million of our capital expenditure budget to fund a portion of the Macpherson purchase price and reduce drilling, workover and other activities on the legacy Berry assets, accordingly. Based on current commodity prices and our drilling success rate to date, we expect to be able to fund the remainder of our 2023 capital development programs from cash flow from operations. Our current capital program for 2023 focuses on new wells for which we already had permits or existing CEQA analysis completed at the beginning of 2023, and otherwise focuses on workovers and other activities related to existing wellbores. As a result of ongoing regulatory uncertainty in California impacting the permitting process in Kern County where all of our California assets are located, the capital program was prepared based on certain permitting assumptions. We assumed that we would continue to timely receive new well drilling permits in CEQA covered areas. We further assumed that we would obtain the other permits and approvals needed for planned workover and sidetrack activities. We are also pursuing alternative avenues to obtain additional permits for new wells that, if received could enable us to expand the 2023 drilling program contemplated under our capital budget. However, we have not received additional permits for new well drilling, including in CEQA covered areas, to date in 2023. Nevertheless, we expect to be able to meet 2023 production targets without the need for additional permits for new well drilling. Please see “—Regulatory Matters” in Item 7 of our Form 10-K for the year ended December 31, 2022 for additional discussion of the laws and regulations that impact our ability to drill and develop our assets, including those impacting regulatory approval and permitting requirements.
Exclusive of the capital expenditures noted above, for the full year 2023, we plan to spend approximately $21 million to $24 million on plugging and abandonment activities, exceeding our annual obligation requirements under California idle well program. We spent approximately $6 million and $11 million for plugging and abandonment activities in the three and six months ended June 30, 2023, respectively.

Production and Prices
The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Three Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022
Average daily production:(1)
Oil (mbbl/d)	24.0	22.6	24.0
Natural Gas (mmcf/d)	9.2	8.7	11.0
NGL (mbbl/d)	0.4	0.2	0.4
Total (mboe/d)(2)	25.9	24.3	26.2
Total Production:
Oil (mbbl)	2,186	2,037	2,182
Natural gas (mmcf)	839	779	999
NGLs (mbbl)	35	20	37
Total (mboe)(2)	2,361	2,187	2,386
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$70.68	$74.69	$105.70
Effects of scheduled derivative settlements ($/bbl)	$(0.81)	$(3.65)	$(21.92)
Oil with hedges ($/bbl)	$69.87	$71.04	$83.78
Natural gas ($/mcf)	$2.87	$17.39	$7.35
NGL ($/bbl)	$22.16	$34.10	$56.47
Average Benchmark prices:
Oil (bbl) – Brent	$77.73	$82.16	$111.98
Oil (bbl) – WTI	$73.73	$76.15	$108.71
Natural gas (mmbtu) – SoCal Gas city-gate(3)	$5.66	$24.81	$7.53
Natural gas (mmbtu) – Northwest, Rocky Mountains(4)	$2.85	$22.36	$6.69
Natural gas (mmbtu) – Henry Hub(4)	$2.16	$2.64	$7.50
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the three months ended June 30, 2023, the average prices of Brent oil and Henry Hub natural gas were $77.73 per bbl and $2.16 per mmbtu.
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
(4)    Northwest, Rocky Mountains and Henry Hub are the relevant indices used for gas purchases and sales, respectively, in the Rockies.

The following table sets forth average daily production by operating area for the periods indicated:

	Three Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022
Average daily production (mboe/d):(1)
California	20.8	19.9	21.0
Utah(2)	5.1	4.4	5.2
Total average daily production	25.9	24.3	26.2
__________
(1)    Production represents volumes sold during the period.
(2)    Includes production for Antelope Creek area from February 2022, when it was acquired, through June 30, 2023.

On a sequential basis, our average daily production increased nearly 7%, or 1.6 mboe/d, for the three months ended June 30, 2023, compared to the three months ended March 31, 2023. Our California production was 20.8 mboe/d for the second quarter of 2023, an increase of 0.9 mboe/d from the first quarter of 2023, which was largely due to improved base production from optimized steam injection, in California, as well as making up for first quarter weather-related production downtime. Similarly, in Utah, trucking shipments increased in the second quarter of 2023 compared to the first quarter of 2023 due to improved weather conditions.

Average daily production in both California and Utah for the three months ended June 30, 2023 was in line with expectations, and essentially flat compared to the same period in 2022.

The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Six Months Ended
	June 30, 2023	June 30, 2022
Average daily production:(1)
Oil (mbbl/d)	23.3	24.2
Natural Gas (mmcf/d)	8.9	11.3
NGL (mbbl/d)	0.3	0.4
Total (mboe/d)(2)	25.1	26.5
Total Production:
Oil (mbbl)	4,223	4,379
Natural gas (mmcf)	1,618	2,037
NGLs (mbbl)	55	72
Total (mboe)(2)	4,548	4,791
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$72.62	$98.95
Effects of scheduled derivative settlements ($/bbl)	$(2.18)	$(18.64)
Oil with hedges ($/bbl)	$70.44	$80.31
Natural gas ($/mcf)	$9.86	$6.55
NGL ($/bbl)	$26.48	$51.90
Average Benchmark prices:
Oil (bbl) – Brent	$79.96	$104.94
Oil (bbl) – WTI	$74.94	$101.67
Natural gas (mmbtu) – SoCal Gas city-gate(3)	$15.23	$7.13
Natural gas (mmbtu) – Northwest, Rocky Mountains(4)	$12.61	$6.23
Natural gas (mmbtu) – Henry Hub(4)	$2.40	$6.08
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, during the six months ended June 30, 2023, the average prices of Brent oil and Henry Hub natural gas were $79.96 per bbl and $2.40 per mmbtu respectively.
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
(4)    Northwest, Rocky Mountains and Henry Hub are the relevant indices used for gas purchases and sales, respectively, in the Rockies.

The following table sets forth average daily production by operating area for the periods indicated:

	Six Months Ended
	June 30, 2023	June 30, 2022
Average daily production (mboe/d):(1)
California	20.4	21.6
Utah(2)	4.7	4.7
Colorado(3)	—	0.2
Total average daily production	25.1	26.5
__________
(1)    Production represents volumes sold during the period.
(2)    Includes production for Antelope Creek area from February 2022, when it was acquired, through June 30, 2023.
(3)    In January 2022, we divested all of our natural gas properties in Colorado.

Average daily production for the six months ended June 30, 2023 decreased by 1.4 mboe/d or 6%. California produced 20.4 mboe/d for the six months ended June 30, 2023, a decrease of 1.2 mboe/d, or 6%, when compared to the six months ended June 30, 2022 due to weather-related downtime in the first quarter of 2023 and less development activity in the six months ended June 30, 2023 compared to the same period of 2022. We drilled 26 wells in California in the first six months of 2023, of which 23 were producing wells and three were injector wells. Average daily production remained flat in Utah. We divested our Colorado asset in the first quarter of 2022, which accounted for 0.2 mboe/d of production in 2022.

Results of Operations
Three Months Ended June 30, 2023 compared to Three Months Ended March 31, 2023.

	Three Months Ended
	June 30, 2023	March 31, 2023	$ Change	% Change
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$157,703	$166,357	$(8,654)	(5)%
Service revenue	47,674	44,623	3,051	7%
Electricity sales	3,078	5,445	(2,367)	(43)%
Gains on oil and gas sales derivatives	20,871	38,499	(17,628)	(46)%
Marketing and other revenues	36	45	(9)	(20)%
Total revenues and other	$229,362	$254,969	$(25,607)	(10)%
Revenues and Other
Oil, natural gas and NGL sales decreased by $9 million, or 5%, to approximately $158 million for the three months ended June 30, 2023, compared to the three months ended March 31, 2023. The decrease was driven by $12 million of lower gas prices and $9 million of lower oil prices, partially offset by a $12 million increase in oil and gas volumes.
Service revenue consisted entirely of revenue from the well servicing and abandonment business. Service revenue increased by $3 million, or 7%, to approximately $48 million for the three months ended June 30, 2023, compared to the three months ended March 31, 2023. The increase was driven by a return to expected activity in the second quarter compared to the first quarter when severe flooding in our primary service area slowed customer demand. The well servicing and abandonment segment periodically provides services to our E&P segment, as such, we recorded an intercompany elimination of approximately $2 million in revenue and expense in each of the quarters presented. Service revenues in the table above are presented net of intercompany amounts.
Electricity sales represent sales to utilities and decreased $2 million, or 43%, to approximately $3 million for the three months ended June 30, 2023 compared to the three months ended March 31, 2023. This decrease was due to a 66% decline in prices in the second quarter of 2023 which resulted from the sharp decline in natural gas prices compared to the first quarter of 2023. Generally, our electricity sales price follows the California natural gas market price.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement losses for the three months ended June 30, 2023 and March 31, 2023 were $2 million and $7 million, respectively. This quarter-over-quarter decrease was primarily due to the decline in Brent index prices, the index for all our oil derivatives. The mark-to-market non-cash gain for the three months ended June 30, 2023 and March 31, 2023 was $23 million and $46 million, respectively. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).
Marketing and other revenues, which included third-party marketing activities, were not material for the three months ended June 30, 2023 and March 31, 2023.

	Three Months Ended		$ Change	% Change
	June 30, 2023	March 31, 2023
	(in thousands)
Expenses and other:
Lease operating expenses	$54,707	$134,835	$(80,128)	(59)%
Costs of services	37,083	36,099	984	3%
Electricity generation expenses	1,273	2,500	(1,227)	(49)%
Transportation expenses	1,096	1,041	55	5%
Acquisition costs(1)	972	—	972	100%
General and administrative expenses	22,488	31,669	(9,181)	(29)%
Depreciation, depletion and amortization	39,755	40,121	(366)	(1)%
Taxes, other than income taxes	13,707	10,460	3,247	31%
Losses (gains) on natural gas purchase derivatives	14,024	(610)	14,634	n/a
Other operating income	(1,033)	(286)	(747)	261%
Total expenses and other	184,072	255,829	(71,757)	(28)%
Other (expenses) income:
Interest expense	(8,794)	(7,837)	(957)	12%
Other, net	(110)	(75)	(35)	47%
Total other expenses	(8,904)	(7,912)	(992)	13%
Income (loss) before income taxes	36,386	(8,772)	45,158	515%
Income tax expense (benefit)	10,616	(2,913)	13,529	464%
Net income (loss)	$25,770	$(5,859)	$31,629	540%
Adjusted EBITDA(2)	$69,055	$59,337	$9,718	16%
Adjusted Net Income(2)	$11,666	$5,307	$6,359	120%
__________
(1)    Includes costs related to the acquisition of Macpherson Energy.
(2)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.

Expenses
Lease operating expenses, which does not include the effects of gas purchase hedges, decreased 59% or $80 million on an absolute dollar basis to $55 million for the second quarter of 2023 when compared to the first quarter of 2023. The majority of this decrease was the result of lower natural gas (fuel) costs for our California steam generation facilities due to a significant decrease in fuel prices. Lease operating expense excluding fuel decreased $2 million due to lower outside services, lease maintenance, and surface costs, which were uncharacteristically high in the first quarter of 2023 due to weather conditions.
Cost of services increased $1 million, or 3%, to $37 million in the second quarter of 2023, due to increased activity.
Electricity generation expenses decreased $1 million, or 49%, for the three months ended June 30, 2023, compared to the three months ended March 31, 2023, as a result of lower fuel expense in the second quarter of 2023.

Gains and losses on natural gas purchase derivatives resulted in a loss of $14 million for the three months ended June 30, 2023 and a gain of $1 million for the three months ended March 31, 2023. Settlements for the three months ended June 30, 2023 and March 31, 2023 were a loss of $11 million, or $4.55 per boe, and a gain of $55 million, or $25.11 per boe, respectively. The change from settlement gains to losses was due to the sharp rise in natural gas prices in the first quarter of 2023 followed by an even larger fall in the second quarter of 2023. The mark-to-market valuation loss for the three months ended June 30, 2023 and March 31, 2023 was $3 million and $54 million, respectively. Because we are the fixed price payer on these natural gas swaps, generally, period to period increases (decreases) in the associated price index create valuation gains (losses).
Transportation expenses were comparable for the periods presented.
Acquisition costs increased $1 million for the three months ended June 30, 2023 compared to the three months ended March 31, 2023, primarily due to legal and other professional expenses associated with the pending acquisition of Macpherson Energy.
General and administrative expenses decreased $9 million to $22 million for the three months ended June 30, 2023, compared to $32 million for the three months ended March 31, 2023. For the three months ended June 30, 2023 and March 31, 2023, general and administrative expenses included non-cash stock compensation costs of approximately $3 million and $5 million, respectively. We incurred no non-recurring costs for the three months ended June 30, 2023 and $7 million for the three months ended March 31, 2023, related to executive transition costs and workforce reduction costs in the first quarter of 2023.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs, decreased $1 million for the three months ended June 30, 2023 compared to the three months ended March 31, 2023. The decrease was the result of cost savings initiatives that began in early 2023. See “—Non-GAAP Financial Measures” for a reconciliation of adjusted general and administrative expense to general and administrative expenses, the most directly comparable financial measures calculated and presented in accordance with GAAP.
DD&A was relatively flat for the three months ended June 30, 2023 compared to the three months ended March 31, 2023.
Taxes, Other Than Income Taxes

	Three Months Ended		$ Change	% Change
	June 30, 2023	March 31, 2023
	(per boe)
Severance taxes	$1.44	$1.81	$(0.37)	(20)%
Ad valorem and property taxes	1.87	2.21	(0.34)	(15)%
Greenhouse gas allowances	2.50	0.76	1.74	229%
Total taxes other than income taxes	$5.81	$4.78	$1.03	22%
Taxes, other than income taxes, increased in the three months ended June 30, 2023 by $1.03 per boe, or 22%, to $5.81. The increase in the greenhouse gas (“GHG”) allowance expense was a result of higher mark-to-market prices for the allowances in the second quarter of 2023 compared to the first quarter of 2023. Severance taxes were lower due to the utilization of Utah severance tax credits in the second quarter of 2023.
Other Operating Income
Other operating income increased by $1 million for the three months ended June 30, 2023, compared to the three months ended March 31, 2023, primarily due to a 2017 property tax refund.

Interest Expense
Interest expense increased by $1 million for the three months ended June 30, 2023, compared to the three months ended March 31, 2023, due to higher working capital borrowings on the RBL Facility.
Income Taxes
Our effective tax rate was 29% for the three months ended June 30, 2023 and 33% for the three months ended March 31, 2023.
Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022.

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$157,703	$240,071	$(82,368)	(34)%
Service revenue	47,674	46,178	1,496	3%
Electricity sales	3,078	7,419	(4,341)	(59)%
Gains (losses) on oil and gas sales derivatives	20,871	(40,658)	61,529	n/a
Marketing and other revenues	36	120	(84)	(70)%
Total revenues and other	$229,362	$253,130	$(23,768)	(9)%
Revenues and Other
Oil, natural gas and NGL sales decreased by $82 million, or 34%, to approximately $158 million for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022. The variance was driven by $77 million of lower oil prices, $4 million of lower gas pricing, and $1 million of lower gas volumes.
Service revenue increased by $1 million to $48 million for the three months ended June 30, 2023, compared to the second quarter of 2022, primarily due to rate increases which were effective in late 2022 to offset a portion of cost inflation in 2022.
Electricity sales represent sales to utilities and decreased $4 million, or 59%, to $3 million for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022. This decrease was due to lower sales volume from not running one of our cogeneration facilities most of the second quarter in 2023.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement losses for the three months ended June 30, 2023 and June 30, 2022 were $2 million and $48 million, respectively. The quarter-over-quarter decrease in settlement losses were driven by lower oil prices relative to our derivative fixed prices in the second quarter 2023 than that of the same period in 2022. Notional volumes were 15 mbbl/d in the second quarter 2023 and in the second quarter 2022. The mark-to-market non-cash gain for the three months ended June 30, 2023 and June 30, 2022 was $23 million and $7 million, respectively. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).
Marketing and other revenues, which included third-party marketing activities, were not material for the three months ended June 30, 2023 and June 30, 2022.

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Expenses and other:
Lease operating expenses	$54,707	$72,455	$(17,748)	(24)%
Costs of services	37,083	36,709	374	1%
Electricity generation expenses	1,273	6,122	(4,849)	(79)%
Transportation expenses	1,096	1,108	(12)	(1)%
Acquisition costs(1)	972	—	972	100%
General and administrative expenses	22,488	23,183	(695)	(3)%
Depreciation, depletion and amortization	39,755	38,055	1,700	4%
Taxes, other than income taxes	13,707	11,214	2,493	22%
Losses on natural gas purchase derivatives	14,024	10,661	3,363	32%
Other operating (income) expenses	(1,033)	353	(1,386)	(393)%
Total expenses and other	184,072	199,860	(15,788)	(8)%
Other (expenses) income:
Interest expense	(8,794)	(7,729)	(1,065)	14%
Other, net	(110)	(42)	(68)	162%
Total other expenses	(8,904)	(7,771)	(1,133)	15%
Income before income taxes	36,386	45,499	(9,113)	(20)%
Income tax expense	10,616	2,145	8,471	395%
Net income	$25,770	$43,354	$(17,584)	(41)%
Adjusted EBITDA(2)	$69,055	$109,747	$(40,692)	(37)%
Adjusted Net Income(2)	$11,666	$53,591	$(41,925)	(78)%
__________
(1)    Includes costs related to the acquisition of Macpherson Energy.
(2)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.

Expenses
Lease operating expenses, which does not include the effects of gas purchase hedges, decreased 24% or $18 million on an absolute dollar basis to $55 million for the second quarter of 2023 when compared to the second quarter of 2022. Of this decrease, approximately $19 million was the result of a significant purchase price decrease for natural gas (fuel) for our California steam facilities. Lease operating expense excluding fuel increased $1 million on an absolute dollar basis due to higher power costs and higher outside services.
Cost of services was relatively flat at $37 million for the periods presented.
Electricity generation expenses decreased $5 million, or 79% to $1 million for the three months ended June 30, 2023 compared to the same period in 2022 due to not running one of our cogeneration facilities most of the second quarter of 2023.

Gains and losses on natural gas purchase derivatives for the three months ended June 30, 2023 and June 30, 2022 resulted in a loss of $14 million and $11 million, respectively. Settlements for the three months ended June 30, 2023 and June 30, 2022 were a loss of $11 million, or $4.55 per boe, and a gain of $10 million, or $4.27 per boe, respectively. The mark-to-market non-cash loss for the three months ended June 30, 2023 and June 30, 2022 was $3 million and $21 million, respectively. Because we are the fixed price payer on these natural gas swaps, generally, period to period increases (decreases) in the associated price index create valuation gains (losses).
Transportation expenses were comparable for the periods presented.
Marketing expenses were not material for the three months ended June 30, 2023 and June 30, 2022.
Acquisition costs increased $1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to legal and other professional expenses associated with the acquisition of Macpherson Energy.
General and administrative expenses were comparable for the periods presented.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs were flat at $19 million for the three months ended June 30, 2023 and June 30, 2022.
DD&A increased $2 million, or 4%, to approximately $40 million in the three months ended June 30, 2023 when compared to three months ended June 30, 2022 primarily due to an increase in depletion rates.
Taxes, Other Than Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
	(per boe)
Severance taxes	$1.44	$1.54	$(0.10)	(6)%
Ad valorem and property taxes	1.87	1.49	0.38	26%
Greenhouse gas allowances	2.50	1.67	0.83	50%
Total taxes other than income taxes	$5.81	$4.70	$1.11	24%
Taxes, other than income taxes increased 24% to $5.81 per boe for the three months ended June 30, 2023, compared to $4.70 per boe for the three months ended June 30, 2022. The GHG allowance expense increase was due to higher mark-to-market prices for the allowances in the second quarter of 2023, and ad valorem taxes were higher due to additional wells coming online for production. Severance taxes decreased due to the utilization of Utah severance tax credits.
Other Operating (Income) Expenses
Other operating income increased $1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to a 2017 property tax refund.
Interest Expense
Interest expense increased $1 million, or 14%, in the three months ended June 30, 2023 when compared to the three months ended June 30, 2022 as we had higher working capital borrowings on the RBL Facility in 2023.
Income Taxes
Our effective tax rate was approximately 29% for the three months ended June 30, 2023 compared to 5% for the three months ended June 30, 2022. The rate in the second quarter of 2022 was impacted by changes in the valuation allowance recorded against deferred tax assets.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022.

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$324,060	$450,422	$(126,362)	(28)%
Service revenue	92,297	86,014	6,283	7%
Electricity sales	8,523	12,838	(4,315)	(34)%
Gains (losses) on oil and gas sales derivatives	59,370	(202,516)	261,886	n/a
Marketing and other revenues	81	454	(373)	(82)%
Total revenues and other	$484,331	$347,212	$137,119	39%
Revenues and Other
Oil, natural gas and NGL sales decreased $126 million, or 28%, to $324 million for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022. The variance was driven by $111 million of lower oil prices and $15 million of lower oil volumes.
Service revenue increased $6 million, or 7%, to $92 million for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022, primarily due to rate increases which were effective in late 2022 to offset a portion of cost inflation in 2022.
Electricity sales, which represent sales to utilities, decreased $4 million, or 34%, to $9 million for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022. The decrease was primarily due to lower sales volume as a result of not running one of our cogeneration facilities for most of 2023.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement losses for the six months ended June 30, 2023 and June 30, 2022 were $9 million and $82 million, respectively. The period-over-period decrease in settlement losses was driven by a narrower spread between the settled derivative fixed prices and index oil prices in the six months ended June 30, 2023 compared to the same period in 2022. The mark-to-market non-cash gain was $69 million for the six months ended June 30, 2023 and a loss of $121 million for the six months ended June 30, 2022. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).
Marketing and other revenues were not material for the six months ended June 30, 2023 and June 30, 2022.

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Expenses and other:
Lease operating expenses	$189,542	$135,579	$53,963	40%
Costs of services	73,182	70,181	3,001	4%
Electricity generation expenses	3,773	10,585	(6,812)	(64)%
Transportation expenses	2,137	2,266	(129)	(6)%
Marketing expenses	—	299	(299)	(100)%
Acquisition costs(1)	972	—	972	100%
General and administrative expenses	54,157	46,125	8,032	17%
Depreciation, depletion and amortization	79,876	77,832	2,044	3%
Taxes, other than income taxes	24,167	17,819	6,348	36%
Losses (gains) on natural gas purchase derivatives	13,414	(18,393)	31,807	n/a
Other operating (income) expenses	(1,319)	4,122	(5,441)	(132)%
Total expenses and other	439,901	346,415	93,486	27%
Other (expenses) income:
Interest expense	(16,631)	(15,404)	(1,227)	8%
Other, net	(185)	(55)	(130)	236%
Total other expenses	(16,816)	(15,459)	(1,357)	9%
Income (loss) before income taxes	27,614	(14,662)	42,276	288%
Income tax expense (benefit)	7,703	(1,206)	8,909	739%
Net income (loss)	$19,911	$(13,456)	$33,367	248%
Adjusted EBITDA(2)	$69,055	$205,459	$(136,404)	(66)%
Adjusted Net Income (Loss)(2)	$16,973	$73,037	$(56,064)	(77)%
__________
(1)    Includes costs related to the acquisition of Macpherson Energy.
(2)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.

Expenses
Lease operating expenses, which does not include the effects of gas purchase hedges, increased 40%, or $54 million, on an absolute dollar basis to $190 million for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022. Approximately 78% of this increase was the result of higher natural gas (fuel) prices for our California steam facilities. Lease operating expense excluding fuel increased $12 million on an absolute dollar basis due to higher power costs and weather-related outside services and lease maintenance expenses.
Cost of services increased $3 million, or 4%, to $73 million in the six months ended June 30, 2023, due to annual wage increases and higher staffing levels. Cost of services in the six months ended June 30, 2022 consisted entirely of costs from the well servicing and abandonment business.
Electricity generation expenses decreased $7 million to $4 million for the six months ended June 30, 2023 compared to the same period in 2022 due to lower volumes sold. Fuel costs included in electricity generation expenses exclude the effects of natural gas derivative settlements.

Gains and losses on natural gas purchase derivatives for the six months ended June 30, 2023 and June 30, 2022 consisted of a loss of $13 million and a gain $18 million, respectively. The settlement gain for the six months ended June 30, 2023 was $44 million, or $9.71 per boe, compared to a gain of $12 million, or $2.42 per boe, for the same period in 2022, driven by higher gas prices relative to our fixed prices of settled positions in 2023 compared to that of 2022. The mark-to-market valuation for the six months ended June 30, 2023 was a loss of $58 million compared to a gain of $7 million for the same period in 2022 due to lower futures prices relative to our derivative fixed prices at June 30, 2023 compared to those at June 30, 2022. Because we are the fixed price payer on these natural gas swaps, generally, increases in the associated price index above the swap fixed price creates valuation gains.
Transportation expenses were comparable for the periods presented.
Marketing expenses were not material for the six months ended June 30, 2023 and June 30, 2022.
Acquisition costs increased $1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to the legal and professional expenses associated with the acquisition of Macpherson Energy.
General and administrative expenses increased $8 million, or 17%, to approximately $54 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. For the six months ended June 30, 2023 and June 30, 2022, general and administrative expenses included non-cash stock compensation costs of approximately $8 million. We incurred non-recurring costs of $7 million for the six months ended June 30, 2023, related to executive transition costs and workforce reduction costs in the first quarter of 2023. There were insignificant non-recurring costs in the same period in 2022.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs, increased less than $1 million, or 2%, to $39 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
DD&A increased $2 million, or 3%, to $80 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to an increase in depletion rates.
Taxes, Other Than Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
	(per boe)
Severance taxes	$1.61	$1.40	$0.21	15%
Ad valorem and property taxes	2.03	1.50	0.53	35%
Greenhouse gas allowances	1.67	0.82	0.85	104%
Total taxes other than income taxes	$5.31	$3.72	$1.59	43%
Taxes, other than income taxes increased 43% to $5.31 per boe for the six months ended June 30, 2023 compared to $3.72 per boe for the six months ended June 30, 2022. The GHG allowance expense increased due to higher mark-to-market prices for the allowances for the first half of 2023 compared to the same period in 2022. Severance taxes increased due to higher production and prices in Utah, while ad valorem taxes were higher due to additional wells coming online.

Other Operating Expenses (Income)
For the six months ended June 30, 2023, other operating income was $1 million and mainly consisted of a 2017 property tax refund for Placerita. For the six months ended June 30, 2022, other operating expenses was $4 million, including $2 million of royalty audit charges incurred prior to our emergence and restructuring in 2017, and over $1 million loss on the divestiture of the Piceance properties.
Interest Expense
Interest expense increased $1 million, or 8%, in the six months ended June 30, 2023 compared to the same period in 2022 as a result of higher working capital borrowings on the RBL Facility in 2023.
Income Taxes
Our effective tax rate was approximately 28% for the six months ended June 30, 2023, compared to 8% for the six months ended June 30, 2022, respectively. The rate for the six months ended June 30, 2022 was impacted by changes in the valuation allowance recorded against deferred tax assets.
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

	Three Months Ended
	June 30, 2023	March 31, 2023	$ Change	% Change
	(per boe)
Expenses from field operations
Lease operating expenses	$23.17	$61.65	$(38.48)	(62)%
Electricity generation expenses	0.54	1.14	(0.60)	(53)%
Transportation expenses	0.46	0.48	(0.02)	(4)%
Total	$24.17	$63.27	$(39.10)	(62)%

Cash settlements paid (received) for gas purchase hedges	$4.56	$(25.11)	$29.67	(118)%

E&P non-production revenues
Electricity sales	$1.30	$2.49	$(1.19)	(48)%
Transportation sales	0.02	0.02	—	—%
Total	$1.32	$2.51	$(1.19)	(47)%

	Three Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change
	(per boe)
Expenses from field operations
Lease operating expenses	$23.17	$30.37	$(7.20)	(24)%
Electricity generation expenses	0.54	2.57	(2.03)	(79)%
Transportation expenses	0.46	0.46	—	—%
Total	$24.17	$33.40	$(9.23)	(28)%

Cash settlements paid (received) for gas purchase hedges	$4.56	$(4.27)	$8.83	(207)%

E&P non-production revenues
Electricity sales	$1.30	$3.11	$(1.81)	(58)%
Transportation sales	0.02	0.05	(0.03)	(60)%
Total	$1.32	$3.16	$(1.84)	(58)%

	Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	% Change
	(per boe)
Expenses from field operations
Lease operating expenses	$41.68	$28.30	$13.38	47%
Electricity generation expenses	0.83	2.21	(1.38)	(62)%
Transportation expenses	0.47	0.47	—	—%
Marketing expenses	—	0.06	(0.06)	(100)%
Total	$42.98	$31.04	$11.94	38%

Cash settlements received for gas purchase hedges	$(9.71)	$(2.47)	$(7.24)	293%

E&P non-production revenues
Electricity sales	$1.87	$2.68	$(0.81)	(30)%
Transportation sales	0.02	0.03	(0.01)	(33)%
Marketing revenues	—	0.06	(0.06)	(100)%
Total	$1.89	$2.77	$(0.88)	(32)%

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

We define Adjusted Free Cash Flow, which is a non-GAAP financial measure, as cash flow from operations less regular fixed dividends and maintenance capital. Maintenance capital represents the capital expenditures needed to maintain substantially the same volume of annual oil and gas production and is defined as capital expenditures, excluding, when applicable, E&P capital expenditures that are related to strategic business expansion, such as acquisitions of oil and gas properties and any exploration and development activities to increase production beyond the prior year’s annual production volumes and capital expenditures in our well servicing and abandonment and corporate segments that are related to ancillary sustainability initiatives or other expenditures that are discretionary and unrelated to maintenance of our core business. Management believes Adjusted Free Cash Flow may be useful in an investor analysis of our ability to generate cash from operating activities from our existing oil and gas asset base after maintaining the existing production volumes of that asset base to return capital to stockholders, fund further business expansion through acquisitions or investments in our existing asset base to increase production volumes and pay other non-discretionary expenses. Management also uses Adjusted Free Cash Flow as the primary metric to determine the quarterly variable dividend. In early 2023, we updated our shareholder return model, including to double our quarterly fixed dividend to $0.12 per share. Any dividends actually paid will be determined by our Board of Directors in light of existing conditions, including our earnings, financial condition, restrictions in financing agreements, business conditions and other factors. We also modified the allocations of Adjusted Free Cash Flow. Our goal is to continue maximizing shareholder value through overall returns. The allocation beginning in 2023 will be (a) 80% primarily in the form of opportunistic debt or share repurchases, strategic growth, and acquisitions of producing bolt-on assets; and (b) 20% in the form of variable dividends.
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

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Adjusted EBITDA reconciliation to net income (loss):
Net income (loss)	$25,770	$(5,859)	$43,354	$19,911	$(13,456)
Add (Subtract):
Interest expense	8,794	7,837	7,729	16,631	15,404
Income tax expense (benefit)	10,616	(2,913)	2,145	7,703	(1,206)
Depreciation, depletion and amortization	39,755	40,121	38,055	79,876	77,832
(Gains) losses on derivatives	(6,847)	(39,109)	51,319	(45,956)	184,123
Net cash (paid) received for scheduled derivative settlements	(12,524)	47,467	(37,628)	34,943	(69,780)
Other operating (income) expenses	(1,033)	(286)	353	(1,319)	4,122
Stock compensation expense	3,552	4,766	4,420	8,318	8,222
Acquisition costs(1)	972	—	—	972	—
Non-recurring costs(2)	—	7,313	—	7,313	198
Adjusted EBITDA	$69,055	$59,337	$109,747	$128,392	$205,459

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Adjusted EBITDA reconciliation to net cash provided by operating activities:
Net cash provided by operating activities	$62,538	$1,781	$111,242	$64,319	$159,772
Add (Subtract):
Cash interest payments	1,004	14,388	449	15,392	14,988
Cash income tax payments	670	—	2,484	670	2,484
Non-recurring costs(2)	—	7,313	—	7,313	198
Changes in operating assets and liabilities - working capital(3)	6,065	36,745	(4,058)	42,810	23,708
Other operating (income) expenses - cash portion(4)	(1,222)	(890)	(370)	(2,112)	4,309
Adjusted EBITDA	$69,055	$59,337	$109,747	$128,392	$205,459
__________
(1)    Includes costs related to the acquisition of Macpherson Energy.
(2)    Non-recurring costs included executive transition costs and workforce reduction costs in the first quarter of 2023. Non-recurring costs included legal and professional service expenses related to acquisition and divestiture activity in the first quarter of 2022.
(3)    Changes in other assets and liabilities consists of working capital and various immaterial items.
(4)    Represents the cash portion of other operating (income) expenses from the income statement, net of the non-cash portion in the cash flow statement.

The following table presents a reconciliation of the non-GAAP financial measure Adjusted Free Cash Flow to the GAAP financial measure of operating cash flow for each of the periods indicated. We use Adjusted Free Cash Flow for our shareholder return model, which began in 2022.

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Adjusted Free Cash Flow:
Net cash provided by operating activities(1)	$62,538	$1,781	$111,242	$64,319	$159,772
Subtract:
Maintenance capital(2)	(19,625)	(19,272)	(32,134)	(38,897)	(58,571)
Fixed dividends(3)	(9,139)	(9,190)	(4,726)	(18,329)	(9,962)
Adjusted Free Cash Flow	$33,774	$(26,681)	$74,382	$7,093	$91,239
__________
(1)    On a consolidated basis.
(2)    Maintenance capital is the capital required to keep annual production substantially flat, and is calculated as follows:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Consolidated capital expenditures(a)	$(21,895)	$(20,633)	$(34,086)	$(42,528)	$(61,706)
Excluded items(b)	2,270	1,361	1,952	3,631	3,135
Maintenance capital	$(19,625)	$(19,272)	$(32,134)	$(38,897)	$(58,571)
__________
(a)    Capital expenditures include capitalized overhead and interest and excludes acquisitions and asset retirement spending.
(b)    Comprised of the capital expenditures in our E&P segment that are related to strategic business expansion, such as acquisitions of oil and gas properties and any exploration and development activities to increase production beyond the prior year’s annual production volumes and capital expenditures in our well servicing and abandonment segment and corporate expenditures that are related to ancillary sustainability initiatives or other expenditures that are discretionary and unrelated to maintenance of our core business. For the three months ended June 30, 2023, March 31, 2023, and June 30, 2022, we excluded approximately $1.3 million, $1 million, and $1 million of capital expenditures related to our well servicing and abandonment segment, respectively, which was substantially all used for sustainability initiatives or other expenditures that are discretionary and unrelated to maintenance of our core business. For the three months ended June 30, 2023, March 31, 2023, and June 30, 2022, we excluded approximately $0.9 million, $0.4 million, and $0.9 million of corporate capital expenditures, respectively, which we determined was not related to the maintenance of our baseline production. For the six months ended June 30, 2023 and 2022, we excluded approximately $2.3 million and $1.7 million of capital expenditures related to our well servicing and abandonment segment, which was substantially all used for sustainability initiatives or other expenditures that are discretionary and unrelated to maintenance of our core business. For the six months ended June 30, 2023 and 2022, we excluded approximately $1.3 million and $1.4 million, respectively, of corporate capital expenditures, which we determined was not related to the maintenance of our baseline production.
(3)    Represents fixed dividends declared for the periods presented.

The following table presents a reconciliation of the non-GAAP financial measure Adjusted Net Income (Loss) to the GAAP financial measure of net income (loss) and Adjusted Net Income (Loss) per share — diluted to net income per share — diluted.

	Three Months Ended
	June 30, 2023		March 31, 2023		June 30, 2022
	(in thousands)	per share - diluted	(in thousands)	per share - diluted	(in thousands)	per share - diluted
Adjusted Net Income (Loss) reconciliation to net income (loss):
Net income (loss)	$25,770	$0.33	$(5,859)	$(0.07)	$43,354	$0.52
Add (Subtract):
(Gains) losses on derivatives	(6,847)	(0.09)	(39,109)	(0.49)	51,319	0.62
Net cash (paid) received for scheduled derivative settlements	(12,524)	(0.16)	47,467	0.60	(37,628)	(0.45)
Other operating (income) expenses	(1,033)	(0.01)	(286)	(0.01)	353	0.01
Acquisition costs(1)	972	0.01	—	—	—	—
Non-recurring costs(2)	—	—	7,313	0.09	—	—
Total additions (subtractions), net	(19,432)	(0.25)	15,385	0.19	14,044	0.18
Income tax expense (benefit) of adjustments(3)	5,328	0.07	(4,219)	(0.05)	(3,807)	(0.05)
Adjusted Net Income	$11,666	$0.15	$5,307	$0.07	$53,591	$0.65

Basic EPS on Adjusted Net Income	$0.15		$0.07		$0.67
Diluted EPS on Adjusted Net Income	$0.15		$0.07		$0.65

Weighted average shares of common stock outstanding - basic	76,721		76,112		79,596
Weighted average shares of common stock outstanding - diluted	79,285		79,210		83,015
__________
(1)    Includes costs related to the acquisition of Macpherson Energy.
(2)    Non-recurring costs included executive transition costs and workforce reduction costs in the first quarter of 2023.
(3)    The federal and state statutory rates were utilized in both 2023 and 2022. We updated the disclosure in 2022 to reflect the 2022 statutory rate, instead of the effective tax rate previously utilized.

	Six Months Ended
	June 30, 2023		June 30, 2022
	(in thousands)	per share - diluted	(in thousands)	per share - diluted
Adjusted Net Income (Loss) reconciliation to net income (loss):
Net income (loss)	$19,911	$0.25	$(13,456)	$(0.16)
Add (Subtract):
(Gains) losses on derivatives	(45,956)	(0.58)	184,123	2.21
Net cash received (paid) for scheduled derivative settlements	34,943	0.44	(69,780)	(0.84)
Other operating (income) expenses	(1,319)	(0.01)	4,122	0.05
Acquisition costs(1)	972	0.01	—	—
Non-recurring costs(2)	7,313	0.09	198	—
Total additions (subtractions), net	(4,047)	(0.05)	118,663	1.42
Income tax expense (benefit) of adjustments(3)	1,109	0.01	(32,170)	(0.38)
Adjusted Net Income	$16,973	$0.21	$73,037	$0.88

Basic EPS on Adjusted Net Income	$0.22		$0.91
Diluted EPS on Adjusted Net Income	$0.21		$0.88

Weighted average shares of common stock outstanding - basic	76,419		79,945
Weighted average shares of common stock outstanding - diluted	79,575		83,476
__________
(1)    Includes costs related to the acquisition of Macpherson Energy.
(2)    Non-recurring costs included executive transition costs and workforce reduction costs in the first quarter of 2023. Non-recurring costs included legal and professional service expenses related to acquisition and divestiture activity in the first quarter of 2022.
(3)    The federal and state statutory rates were utilized in both 2023 and 2022. We updated the disclosure in 2022 to reflect the 2022 statutory rate, instead of the effective tax rate previously utilized.

The following table presents a reconciliation of the non-GAAP financial measure Adjusted General and Administrative Expenses to the GAAP financial measure of general and administrative expenses for each of the periods indicated.

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Adjusted General and Administrative Expense reconciliation to general and administrative expenses:
General and administrative expenses	$22,488	$31,669	$23,183	$54,157	$46,125
Subtract:
Non-cash stock compensation expense (G&A portion)	(3,379)	(4,619)	(4,263)	(7,998)	(7,969)
Non-recurring costs(1)	—	(7,313)	—	(7,313)	(198)
Adjusted general and administrative expenses	$19,109	$19,737	$18,920	$38,846	$37,958

Well servicing and abandonment segment	2,958	3,126	3,285	6,084	6,355

E&P segment, and corporate	$16,151	$16,611	$15,635	$32,762	$31,603
E&P segment, and corporate ($/boe)	$6.84	$7.60	$6.55	$7.20	$6.60

Total mboe	2,361	2,187	2,386	4,548	4,791
__________
(1)    Non-recurring costs included executive transition costs and workforce reduction costs in the first quarter of 2023. Non-recurring costs included legal and professional service expenses related to acquisition and divestiture activity in the first quarter of 2022.

Liquidity and Capital Resources
As of June 30, 2023, we had liquidity of $186 million, consisting of $9 million cash, $165 million available for borrowings under our 2021 RBL Facility and $12 million available for borrowings under our 2022 ABL Facility (as defined below). We also have $400 million in aggregate principal amount of 7% senior unsecured notes due February 2026 (the “2026 Notes”) outstanding as further discussed below. Based on current commodity prices and our drilling success rate to date, we expect to be able to fund the remainder of our 2023 capital development programs from cash flow from operations.
In early February 2023, we updated our shareholder return model, including the plan to double our quarterly fixed dividend to $0.12 per share. We also modified the allocations of Adjusted Free Cash Flow. Our goal is to continue maximizing shareholder value through overall returns. In 2023, the annual cumulative allocation of Adjusted Free Cash Flow is (a) 80% primarily in the form of opportunistic debt or share repurchases, strategic growth, and acquisitions of producing bolt-on assets; and (b) 20% in the form of variable dividends. Any dividends (fixed or variable) actually paid will be determined by our Board of Directors in light of then existing conditions, including our earnings, financial condition, restrictions in financing agreements, business conditions and other factors. Inclusive of the fixed and variable dividends declared in July 2023, since our IPO, we will have returned $363 million to our shareholders, which represents 330% of our IPO proceeds, consisting of $249 million in fixed and variable dividends and $114 million to repurchase 11.9 million shares, which represents 16% of our outstanding shares as of June 30, 2023. From time to time we consider bolt-on acquisitions, which may be used to maintain our existing production volumes and could be at least partially funded out of maintenance capital, or may support strategic growth, in which case they would be funded from the 80% portion of our target Adjusted Free Cash Flow. Consistent with our shareholder return model, Berry views the Macpherson Acquisition, in part, as a means of maintaining base production and intends to reallocate $35 million of planned 2023 capital expenditures to the purchase price, which will be deducted from Adjusted Free Cash Flow in the period that the Macpherson Acquisition closes as part of our maintenance capital for 2023. The remainder of the purchase price will be allocated from Adjusted Free Cash Flow consistent with our shareholder return model allocation. A portion of the closing price is expected to be initially funded by drawing down the 2021 RBL Credit Facility.
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

2021 RBL Facility
The borrowing base under the 2021 RBL Facility is redetermined semi-annually, and the borrowing base redeterminations generally become effective each May and November, although the borrower and the lenders may each make one interim redetermination between scheduled redeterminations. On May 10, 2023, Berry Corp, as a guarantor, and Berry LLC, as borrower, entered into the Fourth Amendment to Credit Agreement (the “Amendment”) pursuant to which, among other things, the requisite lenders under the 2021 RBL Facility (i) maintain the aggregate elected commitment amounts at $200 million, (ii) decrease the borrowing base from $250 million to $200 million, which constitutes a redetermination of the borrowing base that was scheduled to occur on or about May 1, 2023 pursuant to the terms of the Credit Facility, (iii) decrease the maximum consolidated leverage ratio by 0.25x to 2.75x for fiscal quarters ending June 30, 2023 and thereafter and (iv) amend the minimum hedging covenant to specify the floor price set forth in the Amendment but without any modification to the minimum volumes required to be hedged.
As of June 30, 2023, the 2021 RBL Facility had a $500 million revolving commitment and the aforementioned $200 million borrowing base and aggregate elected commitment and a $20 million sublimit for the issuance of letters of credit (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). Availability under the 2021 RBL Facility may not exceed the lesser of the aggregate elected commitments or the borrowing base less outstanding advances and letters of credit. The 2021 RBL Facility matures on August 26, 2025, unless terminated earlier in accordance with the 2021 RBL Facility terms. The 2021 RBL Facility is available to us for general corporate purposes, including working capital.
The outstanding borrowings under the 2021 RBL Facility bear interest at a rate equal to, at our option, either (a) a customary base rate plus an applicable margin ranging from 2.0% to 3.0% or (b) a term SOFR reference rate, plus an applicable margin ranging from 3.0% to 4.0%, in each case determined based on the utilization level under the 2021 RBL Facility. Interest rate on base borrowings is payable quarterly in arrears and is computed on the basis of a year of 365/366 days, and interest on term SOFR borrowings accrues in respect of interest periods of one, three or six months, at the election of the borrower, and is computed on the basis of a year of 360 days and is payable on the last day of such interest period (or, for interest periods of six months, three months after the commencement of such interest period and at the end of such interest period). Unused commitment fees are charged at a rate of 0.50%.
The 2021 RBL Facility requires us to maintain on a consolidated basis as of each quarter-end (i) a leverage ratio of not more than 2.75 to 1.0 and (ii) a current ratio of not less than 1.0 to 1.0. As of June 30, 2023, we were in compliance with all of the debt covenants.
The 2021 RBL Facility also contains other customary affirmative and negative covenants, as well as events of default and remedies. If we do not comply with the financial and other covenants in the 2021 RBL Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the 2021 RBL Facility and terminate the commitments thereunder.
As of June 30, 2023, we had $25 million borrowings outstanding, $10 million in letters of credit outstanding and approximately $165 million of available borrowing capacity under the 2021 RBL Facility.

2022 ABL Facility
Subject to satisfaction of customary conditions precedent to borrowing, as of June 30, 2023, C&J and C&J Management could borrow up to the lesser of (x) $15 million and (y) the borrowing base under the 2022 ABL Facility, with a letter of credit subfacility for the issuance of letters of credit in an aggregate amount not to exceed $7.5 million (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). The “borrowing base” is an amount equal to 80% of the balance due on eligible accounts receivable, subject to reserves that the lender may implement in its reasonable discretion. As of June 30, 2023, the borrowing base was $14 million, an amount equal to 80% of the balance due on eligible accounts receivable. Interest on the outstanding principal amount of the revolving loans under the 2022 ABL Facility accrues at a per annum rate equal to 1.25% in excess of The Wall Street Journal Prime Rate. The “Wall Street Journal Prime Rate” is the variable rate of interest, on a per annum basis, which is announced and/or published in the “Money Rates” section of The Wall Street Journal from time to time as its “Prime Rate”. The rate will be redetermined whenever The Wall Street Journal Prime Rate changes. Interest is due quarterly, in arrears. The 2022 ABL Facility matures on June 5, 2025, unless terminated in accordance with the 2022 ABL Facility terms.
The 2022 ABL Facility requires CJWS to comply with the following financial covenants (i) maintain on a consolidated basis a ratio of total liabilities to tangible net worth of no greater than 1.5 to 1.0 at any time; (ii) reduce the amount of revolving advances outstanding under the 2022 ABL Facility to not more than 90% of the lesser of (a) the maximum revolving advance amount, or (b) the borrowing base, as of the lender’s close of business on the last day of each fiscal quarter; and (iii) maintain net income before taxes of not less than $1.00 as of each fiscal year end. As of June 30, 2023, CJWS was in compliance with all of the debt covenants.
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
As of June 30, 2023, CJWS had no borrowings and $2 million letters of credit outstanding with $12 million of available borrowing capacity under the 2022 ABL Facility.

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
The indenture governing the 2026 Notes contains customary covenants and events of default (in some cases, subject to grace periods). We were in compliance with all covenants under the 2026 Notes as of June 30, 2023.

Debt Repurchase Program
In February 2020, the board of directors (the “Board of Directors” or the “Board”) adopted a program to spend up to $75 million for the opportunistic repurchase of our 2026 Notes. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, compliance with outstanding agreements and other factors, may be commenced or suspended at any time without notice and do not obligate Berry Corp. to purchase the 2026 Notes during any period or at all. We have not yet repurchased any notes under this program.
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

Related to Our Operations and Industry” in our Annual Report.
As of July 31, 2023, we had the following crude oil production and gas purchases hedges.

	Q3 2023	Q4 2023	FY 2024	FY 2025	FY 2026
Brent - Crude Oil production
Swaps
Hedged volume (bbls)	1,272,717	1,288,000	4,146,817	752,125	487,268
Weighted-average price ($/bbl)	$76.54	$76.60	$76.13	$70.89	$68.71
Sold Calls(1)
Hedged volume (bbls)	368,000	368,000	732,000	2,486,127	472,500
Weighted-average price ($/bbl)	$106.00	$106.00	$105.00	$91.11	$82.21
Purchased Puts (net)(2)
Hedged volume (bbls)	552,000	552,000	1,281,000	2,486,127	472,500
Weighted-average price ($/bbl)	$50.00	$50.00	$50.00	$58.53	$60.00
Sold Puts (net)(2)
Hedged volume (bbls)	184,000	154,116	183,000	—	—
Weighted-average price ($/bbl)	$40.00	$40.00	$40.00	$—	$—
Henry Hub - Natural Gas purchases
NWPL - Natural Gas purchases
Swaps
Hedged volume (mmbtu)	3,680,000	3,680,000	10,980,000	6,080,000	—
Weighted-average price ($/mmbtu)	$5.34	$5.34	$4.21	$4.27	$—
Gas Basis Differentials
NWPL/HH - Natural Gas Purchases
Hedged volume (mmbtu)	—	610,000	—	—	—
Weighted-average price ($/mmbtu)	$—	$1.12	$—	$—	$—
__________
(1) Purchased calls and sold calls with the same strike price have been presented on a net basis.
(2) Purchased puts and sold puts with the same strike price have been presented on a net basis.
The following table summarizes the historical results of our hedging activities.

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Crude Oil (per bbl):
Realized sales price, before the effects of derivative settlements	$70.68	$74.69	$105.70	$72.62	$98.95
Effects of derivative settlements	$(0.81)	$(3.65)	$(21.92)	$(2.18)	$(18.64)
Realized sales price, after the effects of derivatives	$69.87	$71.04	$83.78	$70.44	$80.31
Purchased Natural Gas (per mmbtu):
Purchase price, before the effects of derivative settlements	$3.44	$20.74	$7.30	$11.86	$6.80
Effects of derivative settlements	$2.20	$(11.86)	$(1.89)	$(4.64)	$(1.08)
Purchase price, after the effects of derivatives settlements	$5.64	$8.88	$5.41	$7.22	$5.72

Cash Dividends
In February 2023, the Board of Directors declared regular fixed cash dividends of $0.06 per share, as well as variable cash dividends of $0.44 per share which was based on the results of the fourth quarter of 2022, for a total of $0.50 per share, which we paid in March 2023. In April 2023, the Board of Directors declared a $0.12 per share regular fixed cash dividend based on the results of the first quarter of 2023, which was paid in May 2023. In July 2023, the Board of Directors approved a $0.12 per share regular fixed cash dividend, as well as a variable dividend of $0.02 based on the results for the six months ended June 30, 2023, each of which is expected to be paid in August 2023.
The following table represents the regular fixed cash dividends on our common stock and variable dividends approved by our Board of Directors in 2023.

	First Quarter	Second Quarter	Year-to-Date
Fixed Dividends	$0.12	$0.12	$0.24
Variable Dividends(1)	—	0.02	0.02
Total	$0.12	$0.14	$0.26
__________
(1)    Variable Dividends are declared the quarter following the period of results (the period used to determine the variable divided based on the shareholder return model). The table notes total dividends earned in each quarter. In July 2023, the Board of Directors approved a $0.02 variable dividend based on the cumulative results for the six months ended June 30, 2023.
The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.
Stock Repurchase Program
The Company repurchased 1.4 million shares during the three months ended June 30, 2023 for approximately $10 million, an average of $7.04 per share. As of June 30, 2023, the Company had repurchased a total of 11,949,247 shares under the stock repurchase program for approximately $114 million in aggregate. As previously disclosed, the Company implemented a shareholder return model in early 2022, for which the Company intends to allocate a portion of Adjusted Free Cash Flow to opportunistic share repurchases.
In February 2023, the Board of Directors approved an increase of $102 million to the Company’s stock repurchase authorization bringing the Company’s remaining share authority to $200 million. As of June 30, 2023, the Company’s remaining total share repurchase authority is $190 million. The Board’s authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions, subject to market conditions and other factors, up to the aggregate amount authorized by the Board. The Board’s authorization has no expiration date.
Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means, as determined in the Company’s sole discretion. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors. Purchases may be commenced or suspended at any time without notice and does not obligate the company to purchase shares during any period or at all. Any shares repurchased are reflected as treasury stock and any shares acquired will be available for general corporate purposes.

Statements of Cash Flows

The following is a comparative cash flow summary:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash:
Provided by operating activities	$64,319	$159,772
Used in investing activities	(58,421)	(75,423)
Used in financing activities	(43,582)	(47,137)
Net (decrease) increase in cash and cash equivalents	$(37,684)	$37,212
Operating Activities
Cash provided by operating activities decreased for the six months ended June 30, 2023 by approximately $95 million when compared to the six months ended June 30, 2022, primarily due to a decrease in revenue of $131 million, an increase in operating expenses of $47 million (excluding CJWS), an increase in general and administrative expenses of $9 million (excluding CJWS), a decrease in working capital of $15 million and an increase in taxes other than income taxes of $6 million, partially offset by an increase in derivative settlements received of $105 million, a decrease in other operating expenses (income) of $5 million, and an increase of $3 million related to net margin for CJWS.
The following provides a comparative summary of cash flows from investing activities:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Capital expenditures:
Capital expenditures	$(42,528)	$(61,706)
Changes in capital expenditures accruals	(8,564)	5,363
Acquisitions, net of cash received	(7,329)	(19,080)
Cash used in investing activities	$(58,421)	$(75,423)
Cash used in investing activities decreased $17 million for the six months ended June 30, 2023 when compared to the same period in 2022, primarily due to a decrease in cash used for acquisitions of $12 million and a decrease in cash used for capital expenditures and related accruals of $5 million.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2023 was primarily for dividends paid of $52 million, the purchase of treasury stock of $10 million, and for taxes on equity awards of $7 million, offset by net borrowings under the RBL credit facility of $25 million. Cash used in financing activities in the same period in 2022 was primarily for the purchase of treasury stock of $23 million, for dividends paid of $20 million and for taxes on equity awards of $4 million.

Balance Sheet Analysis
The changes in our balance sheet from December 31, 2022 to June 30, 2023 are discussed below.

	June 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$8,566	$46,250
Accounts receivable, net	$84,556	$101,713
Derivative instruments assets - current and long-term	$14,150	$36,443
Other current assets	$32,591	$33,725
Property, plant & equipment, net	$1,335,572	$1,359,813
Deferred income taxes asset - long-term	$35,920	$42,844
Other noncurrent assets	$10,348	$10,242
Accounts payable and accrued expenses	$137,745	$203,101
Derivative instruments liabilities - current and long-term	$11,456	$44,748
Long-term debt	$421,347	$395,735
Asset retirement obligations - long-term	$153,856	$158,491
Other noncurrent liabilities	$36,724	$28,470
Stockholders’ equity	$760,575	$800,485
See “—Liquidity and Capital Resources” for discussions about the changes in cash and cash equivalents.
The $17 million decrease in accounts receivable was primarily attributable to lower sales prices in the E&P segment.
The $1 million decrease in other current assets was a $5 million decrease due to the amortization of prepaid expenses, offset by a $4 million increase in materials inventory purchases.
The $24 million decrease in property, plant and equipment was primarily due to an increase of year to date accumulated depreciation of $74 million, partially offset by $43 million in capital investments and $7 million in acquisitions.
The $7 million decrease in deferred income taxes - long term was primarily due to the use of net operating loss carryforwards in the second quarter against second quarter income.
The $65 million decrease in accounts payable and accrued expenses included decreases of $39 million in accrued expenses mostly for fuel gas purchases, $18 million in royalties payable primarily due to an annual payment in the first quarter of 2023 and $9 million in trade accounts payable, partially offset by an increase of $1 million in accrued interest.
The $11 million increase in net derivative assets, which includes the derivative liabilities, is due to the change from a net liability of $8 million at December 31, 2022 to a net asset of $3 million as of June 30, 2023. Changes to mark-to-market derivative values at the end of each period result from differences in the forward curve prices relative to the contract fixed prices, changes in positions held and settlements received and paid throughout the periods.
The $26 million increase in long-term debt largely reflected borrowings on our 2021 RBL Facility made in the first half of 2023 and outstanding as of June 30, 2023.
The $5 million decrease in the long-term portion of the asset retirement obligations from $158 million at December 31, 2022 to $154 million at June 30, 2023 was due to $11 million of liabilities settled during the period, offset by $6 million of accretion expense.

The $8 million increase in other noncurrent liabilities was due to price increases, as well as liabilities incurred in the period.
The $40 million decrease in stockholders’ equity was due to $52 million of common stock dividends declared, $10 million in purchases of treasury stock and $7 million of shares withheld for payment of taxes on equity awards, partially offset by $20 million in net income and $9 million of stock-based equity awards, net of taxes.
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
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at June 30, 2023 and December 31, 2022. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of June 30, 2023, we are not aware of material indemnity claims pending or threatened against us.
Securities Litigation Matters
On November 20, 2020, Luis Torres, individually and on behalf of a putative class, filed a securities class action lawsuit (the “Securities Class Action”) in the United States District Court for the Northern District of Texas against Berry Corp. and certain of its current and former directors and officers (collectively, the “Defendants”). The complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933 (as amended, the “Securities Act”), and Sections 10(b) and 20(a) of the Exchange Act of 1934 (as amended, the “Exchange Act”), on behalf of a putative class of all persons who purchased or otherwise acquired (i) common stock pursuant and/or traceable to the Company’s 2018 IPO; or (ii) Berry Corp.’s securities between July 26, 2018 and November 3, 2020 (the “Class Period”). In particular, the complaint alleges that the Defendants made false and misleading statements during the Class Period and in the offering materials for the IPO, concerning the Company’s business, operational efficiency and stability, and compliance policies, that artificially inflated the Company’s stock price, resulting in injury to the purported class members when the value of Berry Corp.’s common stock declined following release of its financial results for the third quarter of 2020 on November 3, 2020.
On November 1, 2021, the court-appointed co-lead plaintiffs filed an amended complaint asserting claims on behalf of the same putative class under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, that the Company and the individual Defendants made false and misleading statements between July 26, 2018 and November 3, 2020 regarding the Company’s permits and permitting processes. The amended complaint does not quantify the alleged losses but seeks to recover all damages sustained by the putative class as a result of these alleged securities violations, as well as attorneys’ fees and costs. The Defendants filed a motion to dismiss on January 24, 2022 and on September 13, 2022, the court issued an order denying that motion, and the case moved into discovery. On February 13, 2023, the plaintiffs filed a motion for class certification, and on April 14, 2023, the defendants filed their opposition; the plaintiffs filed their reply on May 26, 2023, and a hearing on the motion for class certification was set for August 23, 2023.

On July 31, 2023, the parties executed a Memorandum of Understanding memorializing an agreement-in-principle to settle all claims in the Securities Class Action for an aggregate sum of $2.5 million. In the coming weeks, the parties intend to notify the court of the agreement-in-principal and negotiate formal settlement documentation. Thereafter, the parties will move forward with the notice and approval process for the proposed settlement. The process is expected to include, among other things, preliminary and final approval hearings, an opt-out process, and opportunities for class members to object to the settlement. The Defendants continue to maintain that the claims are without merit and admit no liability in connection with the settlement.
On October 20, 2022, a shareholder derivative lawsuit (the “Assad Lawsuit”) was filed in the United States District Court for the Northern District of Texas by putative stockholder George Assad, allegedly on behalf of the Company, that piggy-backs on the Securities Class Action and which is currently pending before the same court. The derivative complaint names certain current and former officers and directors as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the securities class action. The derivative complaint also alleges claims for unjust enrichment as against all defendants, and claims for contribution and indemnification under Sections 10(b) and 21D of the Exchange Act. On January 27, 2023, the court granted the parties’ joint stipulated request to stay the Assad Lawsuit pending resolution of the Securities Class Action.

On January 20, 2023, a second shareholder derivative lawsuit (the “Karp Lawsuit,” together with the Assad Lawsuit, the “Shareholder Derivative Actions”) was filed, this time in the United States District Court for the District of Delaware, by putative stockholder Molly Karp, allegedly on behalf of the Company, again piggy-backing on the Securities Class Action. This complaint, similar to the Assad Lawsuit, is brought against certain current and former officers and directors of the Company, asserting breach of fiduciary duty, aiding and abetting, and contribution claims based on the defendants allegedly having caused or failed to prevent the securities violations alleged in the securities class action. In addition, the complaint asserts a claim under Section 14(a) of the Exchange Act, alleging that Berry’s 2022 proxy statement was false and misleading in that it suggested the Company’s internal controls were sufficient and the Board of Directors was adequately overseeing material risks facing the Company when, according to the derivative plaintiff, that was not the case. On February 13, 2023, the court granted the parties’ joint stipulated request to stay the Karp Lawsuit pending resolution of a motion for summary judgment by the defendants in the Securities Class Action. The proposed settlement of the Securities Class Action does not relate to the Shareholder Derivative Actions. The defendants continue to believe the claims in the Shareholder Derivative Actions are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome. At this time, we are unable to estimate the probability or the amount of liability, if any, related to these matters.

In addition, on or around April 17, 2023, the Company received a stockholder litigation demand that the Board of Directors investigate and commence legal proceedings against certain current and former officers and directors based ostensibly on the same claims asserted in the Shareholder Derivative Actions. The Board of Directors appointed a Demand Review Committee for the purpose of reviewing the demand.

Contractual Obligations
The following is a summary of our commitments and contractual obligations as of June 30, 2023:

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Off-Balance Sheet arrangements:
Transportation contracts(1)	$82,697	$10,084	$16,935	$16,165	$39,513
Other purchase obligations(2)	17,100	17,100	—	—	—
Total contractual obligations	$99,797	$27,184	$16,935	$16,165	$39,513
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

Critical Accounting Policies and Estimates
See Part II, Item 7 “Critical Accounting Policies and Estimates” in our most recent Annual Report.

Cautionary Note Regarding Forward-Looking Statements
The information included or incorporated by reference in this Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Quarterly Report that address plans, activities, events, objectives, goals, strategies or developments that the Company expects, believes or anticipates will or may occur in the future, such as those regarding our financial position, liquidity, cash flows (including, but not limited to, Adjusted Free Cash Flow), financial and operating results, capital program and development and production plans, operations and business strategy, potential acquisition and other strategic opportunities, reserves, hedging activities, capital expenditures, return of capital, our shareholder return model and the payment of future dividends, future repurchases of stock or debt, capital investments, our ESG strategy and the initiation of new projects or business in connection therewith, recovery factors and other guidance, are forward-looking statements. These statements are based upon various assumptions, many of which are based, in turn, upon further assumptions. Although we believe that these assumptions were reasonable when made, these assumptions are inherently subject to significant uncertainties and contingencies which are difficult or impossible to predict and are beyond our control. Therefore, such forward-looking statements involve significant risks and uncertainties that could materially affect our expected financial position, financial and operating results, liquidity, cash flows (including, but not limited to, Adjusted Free Cash Flow) and business prospects. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. You can typically identify forward-looking statements by words such as aim, anticipate, achievable, believe, budget, continue, could, effort, estimate, expect, forecast, goal, guidance, intend, likely, may, might, objective, outlook, plan, potential, predict, project, seek, should, target, will or would and other similar words that reflect the prospective nature of events or outcomes. For any such forward-looking statement that includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, sometimes materially. Material risks that may affect us are discussed below in Part II, Item 1A. “Risk Factors” in this Quarterly Report, as well as in Part I, Item 1A. “Risk Factors” in our most recent Annual Report and other filings with the Securities and Exchange Commission.
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
•overall domestic and global political and economic trends, geopolitical risks and general economic and industry conditions, such as inflation, rising interest rates, increased volatility in financial and credit markets, global supply chain disruptions and the government interventions into the financial markets and economy;
•risks related to the Macpherson Acquisition, including the risk that the Macpherson Acquisition is not consummated on the terms expected or on the anticipated schedule, or at all; or that, if completed, we may fail to integrate operators or realize any anticipated benefits or growth;
•the imposition of tariffs or trade or other economic sanctions, political instability or armed conflict in oil and gas producing regions, including the ongoing conflict in Ukraine, or a prolonged recession, among other factors;

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
•our ability to replace our reserves through exploration and development activities or acquisitions;
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
•catastrophic events, including wildfires, earthquakes, floods, and epidemics or pandemics, including the effects of related public health concerns and the impact of actions that may be taken by governmental authorities and other third parties in response to a pandemic;
•environmental risks and liabilities under federal, state, tribal and local laws and regulations (including remedial actions);

•potential liability resulting from pending or future litigation;
•our ability to recruit and/or retain key members of our senior management and key technical employees;
•information technology failures or cyberattacks; and.
•governmental actions and political conditions, as well as actions by other third parties that are beyond our control.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2023, there have been no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations (incorporating Item 7A)- Quantitative and Qualitative Disclosures About Market Risk, in the 2022 Annual Report, except as discussed below.
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
We determine the fair value of our oil and gas sales and natural gas purchase derivatives using valuation techniques which utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. We validate data provided by third parties by understanding the valuation inputs used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets. At June 30, 2023, the fair value of our hedge positions was a net asset of approximately $3 million. A 10% increase in the oil and natural gas index prices above the June 30, 2023 prices would result in a net liability of approximately $54 million; conversely, a 10% decrease in the oil and natural gas index prices below the June 30, 2023 prices would result in a net asset of approximately $62 million. For additional information about derivative activity, see Note 3, Derivatives, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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

Item 4. Controls and Procedures
Our Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, they each concluded that our disclosure controls and procedures were effective as of June 30, 2023.
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
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2023 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings
We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.
Securities Litigation Matter
On November 20, 2020, Luis Torres, individually and on behalf of a putative class, filed a securities class action lawsuit (the “Securities Class Action”) in the United States District Court for the Northern District of Texas against Berry Corp. and certain of its current and former directors and officers (collectively, the “Defendants”). The complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933 (as amended, the “Securities Act”), and Sections 10(b) and 20(a) of the Exchange Act of 1934 (as amended, the “Exchange Act”), on behalf of a putative class of all persons who purchased or otherwise acquired (i) common stock pursuant and/or traceable to the Company’s 2018 IPO; or (ii) Berry Corp.’s securities between July 26, 2018 and November 3, 2020 (the “Class Period”). In particular, the complaint alleges that the Defendants made false and misleading statements during the Class Period and in the offering materials for the IPO, concerning the Company’s business, operational efficiency and stability, and compliance policies, that artificially inflated the Company’s stock price, resulting in injury to the purported class members when the value of Berry Corp.’s common stock declined following release of its financial results for the third quarter of 2020 on November 3, 2020.
On November 1, 2021, the court-appointed co-lead plaintiffs filed an amended complaint asserting claims on behalf of the same putative class under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, that the Company and the individual Defendants made false and misleading statements between July 26, 2018 and November 3, 2020 regarding the Company’s permits and permitting processes. The amended complaint does not quantify the alleged losses but seeks to recover all damages sustained by the putative class as a result of these alleged securities violations, as well as attorneys’ fees and costs. The Defendants filed a motion to dismiss on January 24, 2022 and on September 13, 2022, the court issued an order denying that motion, and the case moved into discovery. On February 13, 2023, the plaintiffs filed a motion for class certification, and on April 14, 2023, the defendants filed their opposition; the plaintiffs filed their reply on May 26, 2023, and a hearing on the motion for class certification was set for August 23, 2023.
On July 31, 2023, the parties executed a Memorandum of Understanding memorializing an agreement-in-principle to settle all claims in the Securities Class Action for an aggregate sum of $2.5 million. In the coming weeks, the parties intend to notify the court of the agreement-in-principal and negotiate formal settlement documentation. Thereafter, the parties will move forward with the notice and approval process for the proposed settlement. The process is expected to include, among other things, preliminary and final approval hearings, an opt-out process, and opportunities for class members to object to the settlement. The Defendants continue to maintain that the claims are without merit and admit no liability in connection with the settlement.
On October 20, 2022, a shareholder derivative lawsuit (the “Assad Lawsuit”) was filed in the United States District Court for the Northern District of Texas by putative stockholder George Assad, allegedly on behalf of the Company, that piggy-backs on the Securities Class Action and which is currently pending before the same court. The derivative complaint names certain current and former officers and directors as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the securities class action. The derivative complaint also alleges claims for unjust enrichment as against all defendants, and claims for contribution and indemnification under Sections 10(b) and 21D of the Exchange Act. On January 27, 2023, the court granted the parties’ joint stipulated request to stay the Assad Lawsuit pending resolution of the Securities Class Action.

On January 20, 2023, a second shareholder derivative lawsuit (the “Karp Lawsuit,” together with the Assad Lawsuit, the “Shareholder Derivative Actions”) was filed, this time in the United States District Court for the District of Delaware, by putative stockholder Molly Karp, allegedly on behalf of the Company, again piggy-backing on the Securities Class Action. This complaint, similar to the Assad Lawsuit, is brought against certain current and former officers and directors of the Company, asserting breach of fiduciary duty, aiding and abetting, and contribution claims based on the defendants allegedly having caused or failed to prevent the securities violations alleged in the securities class action. In addition, the complaint asserts a claim under Section 14(a) of the Exchange Act, alleging that Berry’s 2022 proxy statement was false and misleading in that it suggested the Company’s internal controls were sufficient and the Board of Directors was adequately overseeing material risks facing the Company when, according to the derivative plaintiff, that was not the case. On February 13, 2023, the court granted the parties’ joint stipulated request to stay the Karp Lawsuit pending resolution of a motion for summary judgment by the defendants in the Securities Class Action. The proposed settlement of the Securities Class Action does not relate to the Shareholder Derivative Actions. The defendants continue to believe the claims in the Shareholder Derivative Actions are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome. At this time, we are unable to estimate the probability or the amount of liability, if any, related to these matters.

In addition, on or around April 17, 2023, the Company received a stockholder litigation demand that the Board of Directors investigate and commence legal proceedings against certain current and former officers and directors based ostensibly on the same claims asserted in the Shareholder Derivative Actions. The Board of Directors appointed a Demand Review Committee for the purpose of reviewing the demand.
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
We may be unable to complete the Macpherson Acquisition within the anticipated timeframe or at all, which could prevent us from receiving the anticipated benefits from the acquisition in the anticipated timeframe or at all.
On July 17, 2023, Berry LLC, a subsidiary of Berry Corp., entered into the Macpherson Acquisition Agreement. The companies currently expect to complete the transaction in the third quarter of 2023, subject to customary closing conditions, including (a) accuracy of representations and warranties, (b) compliance with covenants, (c) no orders or injunctions blocking the transaction and (d) the delivery of certain deliverables by the parties at closing. The closing is also conditioned upon (i) the total of all title defects, environmental defects, casualty losses and exclusions due to consents or preferential purchase rights not exceeding 17% of the purchase price in the aggregate; and (ii) completion of a pre-closing reorganization by Seller of certain of its subsidiaries. As a result of such conditions, there is no assurance that the acquisition will be consummated in the anticipated timeframe or at all. Any failure to consummate the acquisition in the anticipated timeframe or at all could prevent us from receiving the expected benefits from the acquisition. For additional information, see “—Recent Developments”.
We may be unable to successfully integrate the business acquired in the Macpherson Acquisition or realize the anticipated benefits of the Macpherson Acquisition.
The combination of two independent businesses is complex, costly and time consuming, and we will be required to devote management attention and resources to integrating Macpherson’s business practices and operations into ours. Potential difficulties that we may encounter as part of the integration process include the following:

•our inability to successfully combine the business of Macpherson in a manner that permits us to achieve, on a timely basis or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the Macpherson Acquisition;
•complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•the assumption of contractual obligations with less favorable or more restrictive terms; and
•potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition.
In addition, we and Macpherson have previously operated independently. It is possible that the integration process could result in:
•diversion of the attention of our management; and
•the disruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies.
Any of these issues could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the Macpherson Acquisition, or could reduce our earnings or otherwise adversely affect our business and financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
Stock Repurchase Program
The Company repurchased 1.4 million shares during the three months ended June 30, 2023 for approximately $10 million, an average of $7.04 per share. As of June 30, 2023, the Company had repurchased a total of 11,949,247 shares under the stock repurchase program for approximately $114 million in aggregate, which is 16% of outstanding shares. As previously disclosed, the Company implemented a shareholder return model in early 2022, for which the Company intends to allocate a portion of Adjusted Free Cash Flow to opportunistic share repurchases.
In February 2023, the Board of Directors approved an increase of $102 million to the Company’s stock repurchase authorization bringing the Company’s remaining share authority to $200 million. As of June 30, 2023, the Company’s remaining total share repurchase authority is $190 million. The Board’s authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions, subject to market conditions and other factors, up to the aggregate amount authorized by the Board. The Board’s authorization has no expiration date.
Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means, as determined in the Company’s sole discretion. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors. Purchases may be commenced or suspended at any time without notice and does not obligate the company to purchase shares during any period or at all. Any shares repurchased are reflected as treasury stock and any shares acquired will be available for general corporate purposes.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1 - 30, 2023	—	$—	—	$—
May 1 - 31, 2023	—	$—	—	$—
June 1 - 30, 2023	1,420,543	$7.04	1,420,543	$190,232,000
Total	1,420,543	$7.04	1,420,543	$190,232,000

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
Fourth Amendment to the Credit Agreement dated May 10, 2023, by and among Berry Corporation (bry), as a guarantor, together with Berry Petroleum Company, LLC, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent and as an issuing bank, and the lenders from time-to-time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 12, 2023)

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
“SOFR” is an abbreviation for Secured Overnight Financing Rate.
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

Berry Corporation (bry)
(Registrant)

Date:	August 2, 2023	/s/ Fernando Araujo
Fernando Araujo
Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2023	/s/ M. S. Helm
Michael S. Helm
Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)