Form 10-Q
period 2023-09-30
Berry Corp (bry)
filed 2023-11-02
CIK 1705873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Shares of common stock outstanding as of October 31, 2023          75,666,776

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$17,200	$46,250
Accounts receivable, net of allowance for doubtful accounts of $866 at September 30, 2023 and December 31, 2022	102,794	101,713
Derivative instruments	—	36,367
Other current assets	37,697	33,725
Total current assets	157,691	218,055
Noncurrent assets:
Oil and natural gas properties	1,854,359	1,725,864
Accumulated depletion and amortization	(559,437)	(465,889)
Total oil and natural gas properties, net	1,294,922	1,259,975
Other property and equipment	165,922	155,619
Accumulated depreciation	(70,301)	(55,781)
Total other property and equipment, net	95,621	99,838
Derivative instruments	—	76
Deferred income taxes	54,133	42,844
Other noncurrent assets	11,558	10,242
Total assets	$1,613,925	$1,631,030
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$173,900	$203,101
Derivative instruments	46,162	31,106
Total current liabilities	220,062	234,207
Noncurrent liabilities:
Long-term debt	453,667	395,735
Derivative instruments	25,965	13,642
Asset retirement obligations	159,764	158,491
Other noncurrent liabilities	46,348	28,470
Commitments and Contingencies - Note 4
Stockholders' Equity:
Common stock ($0.001 par value; 750,000,000 shares authorized; 87,670,587 and 86,350,771 shares issued; and 75,666,776 and 75,767,503 shares outstanding, at September 30, 2023 and December 31, 2022, respectively)	88	86
Additional paid-in-capital	815,936	821,443
Treasury stock, at cost (12,003,811 and 10,583,268 shares at September 30, 2023 and December 31, 2022, respectively)	(113,768)	(103,739)
Retained earnings	5,863	82,695
Total stockholders' equity	708,119	800,485
Total liabilities and stockholders' equity	$1,613,925	$1,631,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$172,611	$203,585	$496,671	$654,007
Services revenue	45,511	48,594	137,808	134,608
Electricity sales	3,849	9,711	12,372	22,549
(Losses) gains on oil and gas sales derivatives	(103,282)	114,279	(43,912)	(88,237)
Marketing revenues	—	—	—	289
Other revenues	113	277	194	442
Total revenues and other	118,802	376,446	603,133	723,658
Expenses and other:
Lease operating expenses	59,842	79,141	249,384	214,720
Costs of services	35,806	37,628	108,988	107,809
Electricity generation expenses	1,479	6,055	5,252	16,640
Transportation expenses	1,089	1,277	3,226	3,543
Marketing expenses	—	—	—	299
Acquisition costs	2,082	—	3,054	—
General and administrative expenses	20,987	23,388	75,144	69,513
Depreciation, depletion, and amortization	39,729	39,506	119,605	117,338
Taxes, other than income taxes	17,980	7,335	42,147	25,154
(Gains) losses on natural gas purchase derivatives	(8,425)	(28,942)	4,989	(47,335)
Other operating (income) expenses	(505)	623	(1,824)	4,745
Total expenses and other	170,064	166,011	609,965	512,426
Other (expenses) income:
Interest expense	(9,101)	(7,867)	(25,732)	(23,271)
Other, net	(42)	(24)	(227)	(79)
Total other expenses	(9,143)	(7,891)	(25,959)	(23,350)
(Loss) income before income taxes	(60,405)	202,544	(32,791)	187,882
Income tax (benefit) expense	(15,343)	10,884	(7,640)	9,678
Net (loss) income	$(45,062)	$191,660	$(25,151)	$178,204

Net (loss) income per share:
Basic	$(0.60)	$2.46	$(0.33)	$2.25
Diluted	$(0.60)	$2.34	$(0.33)	$2.13
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine-Month Period Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	(in thousands)
December 31, 2021	$86	$912,471	$(52,436)	$(167,473)	$692,648
Shares withheld for payment of taxes on equity awards and other	—	(4,096)	—	—	(4,096)
Stock based compensation	—	3,920	—	—	3,920
Dividends declared on common stock, $0.06/share	—	(5,236)	—	—	(5,236)
Net loss	—	—	—	(56,810)	(56,810)
March 31, 2022	86	907,059	(52,436)	(224,283)	630,426
Shares withheld for payment of taxes on equity awards and other	—	(6)	—	—	(6)
Stock based compensation	—	4,720	—	—	4,720
Purchases of treasury stock	—	—	(22,760)	—	(22,760)
Dividends declared on common stock, $0.19/share	—	(14,965)	—	—	(14,965)
Net income	—	—	—	43,354	43,354
June 30, 2022	86	896,808	(75,196)	(180,929)	640,769
Shares withheld for payment of taxes on equity awards and other	—	(34)	—	—	(34)
Stock based compensation	—	4,625	—	—	4,625
Purchases of treasury stock	—	—	(18,940)	—	(18,940)
Dividends declared on common stock, $0.62/share	—	(48,831)	—	—	(48,831)
Net income	—	—	—	191,660	191,660
September 30, 2022	$86	$852,568	$(94,136)	$10,731	$769,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine-Month Period Ended September 30, 2023
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	(in thousands)
December 31, 2022	$86	$821,443	$(103,739)	$82,695	$800,485
Shares withheld for payment of taxes on equity awards and other	—	(4,260)	—	—	(4,260)
Stock based compensation	—	4,989	—	—	4,989
Issuance of common stock	2	—	—	—	2
Dividends declared on common stock, $0.50/share	—	—	—	(42,421)	(42,421)
Net loss	—	—	—	(5,859)	(5,859)
March 31, 2023	88	822,172	(103,739)	34,415	752,936
Shares withheld for payment of taxes on equity awards and other	—	(2,612)	—	—	(2,612)
Stock based compensation	—	3,770	—	—	3,770
Purchases of treasury stock	—	—	(10,029)	—	(10,029)
Dividends declared on common stock, $0.12/share	—	—	—	(9,260)	(9,260)
Net income	—	—	—	25,770	25,770
June 30, 2023	88	823,330	(113,768)	50,925	760,575
Shares withheld for payment of taxes on equity awards and other	—	(44)	—	—	(44)
Stock based compensation	—	3,243	—	—	3,243
Dividends declared on common stock, $0.14/share	—	(10,593)	—	—	(10,593)
Net loss	—	—	—	(45,062)	(45,062)
September 30, 2023	$88	$815,936	$(113,768)	$5,863	$708,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(25,151)	$178,204
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	119,605	117,338
Amortization of debt issuance costs	1,952	1,531
Stock-based compensation expense	11,336	12,623
Deferred income taxes	(10,397)	6,211
Other operating expenses (income)	1,283	(120)
Derivative activities:
Total losses	48,901	40,902
Cash settlements on derivatives	15,511	(84,519)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	11,644	(7,334)
(Increase) decrease in other assets	(3,820)	2,320
Decrease in accounts payable and accrued expenses	(53,347)	(11,281)
Increase (decrease) in other liabilities	2,122	(341)
Net cash provided by operating activities	119,639	255,534
Cash flows from investing activities:
Capital expenditures:
Capital expenditures	(56,124)	(102,523)
Changes in capital expenditures accruals	(10,431)	14,129
Acquisitions, net of cash received	(59,895)	(21,270)
Net cash used in investing activities	(126,450)	(109,664)
Cash flows from financing activities:
Borrowings under 2021 RBL credit facility	387,000	206,000
Repayments on 2021 RBL credit facility	(330,000)	(206,000)
Borrowings under 2022 ABL credit facility	—	2,067
Repayments on 2022 ABL credit facility	—	(2,067)
Dividends paid on common stock	(62,274)	(73,844)
Purchase of treasury stock	(10,029)	(41,700)
Shares withheld for payment of taxes on equity awards and other	(6,936)	(4,136)
Net cash used in financing activities	(22,239)	(119,680)
Net (decrease) increase in cash and cash equivalents	(29,050)	26,190
Cash and cash equivalents:
Beginning	46,250	15,283
Ending	$17,200	$41,473
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation
“Berry Corp.” refers to Berry Corporation (bry), a Delaware corporation, which is the sole member of each of its three Delaware limited liability company subsidiaries: (1) Berry Petroleum Company, LLC (“Berry LLC”), (2) CJ Berry Well Services Management, LLC (“C&J Management”) and (3) C&J Well Services, LLC (“C&J”), (C&J Management and C&J together, “CJWS”). As the context may require, the “Company”, “we”, “our” or similar words refer to Berry Corp. and its subsidiaries, Berry LLC, C&J Management and C&J. In July 2023, we executed an agreement to acquire Macpherson Energy Corporation and its subsidiaries, a privately held Kern County, California operator, and we closed the acquisition in September 2023 (“Macpherson Acquisition”). As of September 15, 2023, Berry LLC owns Macpherson Energy, LLC (formerly, known as Macpherson Energy Corporation) and its subsidiaries (“Macpherson Energy”).
Nature of Business
We are a western United States independent upstream energy company with a focus on onshore, low geologic risk, long-lived oil and gas reserves. We operate in two business segments: (i) exploration and production (“E&P”) and (ii) well servicing and abandonment. Our E&P assets are located in California and the Rockies, characterized by high oil content and predominantly located in rural areas with low population. Our California assets are in the San Joaquin basin (100% oil), while our Rockies assets are in the Uinta basin of Utah (60% oil and 40% gas). We operate our well servicing and abandonment segment in California.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2—Debt
The following table summarizes our outstanding debt:

	September 30, 2023	December 31, 2022	Interest Rate	Maturity	Security
	(in thousands)
2021 RBL Facility	$57,000	$—	variable rates 10.75% (2023) and 9.50% (2022)	August 26, 2025	Mortgage on 90% of Present Value of proven oil and gas reserves and lien on certain other assets
2022 ABL Facility	—	—	variable rates 9.75% (2023) and 8.3% (2022)	June 5, 2025	CJWS property and certain other assets
2026 Notes	400,000	400,000	7.0%	February 15, 2026	Unsecured
Long-Term Debt - Principal Amount	457,000	400,000
Less: Debt Issuance Costs	(3,333)	(4,265)
Long-Term Debt, net	$453,667	$395,735
Deferred Financing Costs
We incurred legal and bank fees related to the issuance of debt. At September 30, 2023 and December 31, 2022, debt issuance costs reported in “other noncurrent assets” on the balance sheet were approximately (i) $3 million and $4 million, respectively, net of amortization, for the Credit Agreement, dated as of August 26, 2021, among Berry Corp, as a guarantor, Berry LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent and the other parties thereto (as amended, restated, modified or otherwise supplemented from time to time, the “2021 RBL Facility”) and (ii) an immaterial amount, net of amortization, for the Revolving Loan and Security Agreement, dated as of August 9, 2022, among C&J and C&J Management, as borrowers, and Tri Counties Bank, as lender (as amended, restated, supplemented or otherwise modified from time to time, the “2022 ABL Facility”). At September 30, 2023 and December 31, 2022, debt issuance costs, net of amortization, for the unsecured notes due February 2026 (the “2026 Notes”) reported in “Long-Term Debt, net” on the balance sheet was approximately $3 million and $4 million, respectively.
For each of the three month periods ended September 30, 2023 and 2022, the amortization expense for the 2021 RBL Facility, the 2022 ABL Facility and the 2026 Notes, combined, was approximately $1 million. For each of the nine month periods ended September 30, 2023 and 2022, the amortization expense for the 2021 RBL Facility, the 2022 ABL Facility and the 2026 Notes, combined, was approximately $2 million. The amortization of debt issuance costs is presented in “interest expense” on the condensed consolidated statements of operations.
Fair Value
Our debt is recorded at the carrying amount on the balance sheets. The carrying amounts of the 2021 RBL Facility and the 2022 ABL Facility approximate fair value because the interest rates are variable and reflect market rates. The 2021 RBL Facility and 2022 ABL Facility are Level 2 in the fair value hierarchy. The fair value of the 2026 Notes was approximately $384 million and $369 million at September 30, 2023 and December 31, 2022, respectively. The 2026 Notes are Level 1 in the fair value hierarchy.
2021 RBL Facility
The borrowing base under the 2021 RBL Facility is redetermined semi-annually, and the borrowing base redeterminations generally become effective each May and November, although the borrower and the lenders may each make one interim redetermination between scheduled redeterminations. On May 10, 2023, Berry Corp, as a guarantor, and Berry LLC, as borrower, entered into the Fourth Amendment to Credit Agreement (the “Amendment”) pursuant to which, among other things, the requisite lenders under the 2021 RBL Facility agreed to (i) maintain the aggregate elected commitment amounts at $200 million, (ii) decrease the borrowing base from $250 million to $200 million, which constituted a redetermination of the borrowing base that was scheduled to occur on or about May 1, 2023 pursuant to the terms of the Credit Facility, (iii) decrease the maximum consolidated leverage ratio by 0.25x to 2.75x for fiscal quarters ending June 30, 2023 and thereafter and (iv) amend the minimum hedging covenant to specify the floor price set forth in the Amendment but without any modification to the minimum volumes required to be hedged.
As of September 30, 2023, the 2021 RBL Facility had a $500 million revolving commitment and the aforementioned $200 million borrowing base and aggregate elected commitment and a $20 million sublimit for the issuance of letters of credit (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). Availability under the 2021 RBL Facility may not exceed the lesser of the aggregate elected commitments or the borrowing base less outstanding advances and letters of credit. The 2021 RBL Facility matures on August 26, 2025, unless terminated earlier in accordance with the 2021 RBL Facility terms. The 2021 RBL Facility is available to us for general corporate purposes, including working capital.
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
The 2021 RBL Facility requires us to maintain on a consolidated basis as of each quarter-end (i) a leverage ratio of not more than 2.75 to 1.0 and (ii) a current ratio of not less than 1.0 to 1.0. As of September 30, 2023, we were in compliance with all of the debt covenants.
The 2021 RBL Facility also contains other customary affirmative and negative covenants, as well as events of default and remedies. If we do not comply with the financial and other covenants in the 2021 RBL Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the 2021 RBL Facility and terminate the commitments thereunder.
As of September 30, 2023, we had $57 million borrowings outstanding, $10 million in letters of credit outstanding and approximately $133 million of available borrowing capacity under the 2021 RBL Facility. As of October 31, 2023, we reduced the borrowings to $49 million.
2022 ABL Facility

Subject to satisfaction of customary conditions precedent to borrowing, as of September 30, 2023, C&J and C&J Management could borrow up to the lesser of (x) $15 million and (y) the borrowing base under the 2022 ABL Facility, with a letter of credit subfacility for the issuance of letters of credit in an aggregate amount not to exceed $7.5 million (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). The “borrowing base” is an amount equal to 80% of the balance due on eligible accounts receivable, subject to reserves that the lender may implement in its reasonable discretion. As of September 30, 2023, the borrowing base was $15 million. Interest on the outstanding principal amount of the revolving loans under the 2022 ABL Facility accrues at a per annum rate equal to 1.25% in excess of The Wall Street Journal Prime Rate. The “Wall Street Journal Prime Rate” is the variable rate of interest, on a per annum basis, which is announced and/or published in the “Money Rates” section of The Wall Street Journal from time to time as its “Prime Rate”. The rate will be redetermined whenever The Wall Street Journal Prime Rate changes. Interest is due quarterly, in arrears. The 2022 ABL Facility matures on June 5, 2025, unless terminated in accordance with the 2022 ABL Facility terms.
The 2022 ABL Facility requires CJWS to comply with the following financial covenants (i) maintain on a consolidated basis a ratio of total liabilities to tangible net worth of no greater than 1.5 to 1.0 at any time; (ii) reduce the amount of revolving advances outstanding under the 2022 ABL Facility to not more than 90% of the lesser of (a) the maximum revolving advance amount or (b) the borrowing base, as of the lender’s close of business on the last day of each fiscal quarter; and (iii) maintain net income before taxes of not less than $1.00 as of each fiscal year end. As of September 30, 2023, CJWS was in compliance with all of the debt covenants.

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

As of September 30, 2023, CJWS had no borrowings and $2 million letters of credit outstanding with $13 million of available borrowing capacity under the 2022 ABL Facility.
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
The indenture governing the 2026 Notes contains customary covenants and events of default (in some cases, subject to grace periods). We were in compliance with all covenants under the 2026 Notes as of September 30, 2023.
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
For our sold call options, we would make settlement payments for prices above the indicated weighted-average price per barrel, net of any deferred premium. No payment would be made or received for prices below the indicated weighted-average price per barrel, other than any applicable deferred premium.
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
For some of our options we paid or received a premium at the time the positions were created and for others, the premium payment or receipt is deferred until the time of settlement. As of September 30, 2023, we have net payable deferred premiums of approximately $2 million, which is reflected in the mark-to-market valuation and will be payable through December 31, 2024.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of September 30, 2023, we had the following crude oil production and gas purchases hedges.

	Q4 2023	FY 2024	FY 2025	FY 2026
Brent - Crude Oil production
Swaps
Hedged volume (bbls)	1,407,600	5,426,817	1,847,125	645,768
Weighted-average price ($/bbl)	$77.61	$77.82	$75.21	$69.43
Sold Calls(1)
Hedged volume (bbls)	368,000	732,000	2,486,127	1,251,500
Weighted-average price ($/bbl)	$106.00	$105.00	$91.11	$85.53
Purchased Puts (net)(2)
Hedged volume (bbls)	552,000	1,281,000	365,000	—
Weighted-average price ($/bbl)	$50.00	$50.00	$50.00	$—
Purchased Puts (net)(2)
Hedged volume (bbls)	—	—	2,121,127	1,251,500
Weighted-average price ($/bbl)	$—	$—	$60.00	$60.00
Sold Puts (net)(2)
Hedged volume (bbls)	154,116	183,000	—	—
Weighted-average price ($/bbl)	$40.00	$40.00	$—	$—
Henry Hub - Natural Gas purchases
NWPL - Natural Gas purchases
Swaps
Hedged volume (mmbtu)	3,680,000	10,980,000	6,080,000	—
Weighted-average price ($/mmbtu)	$5.34	$4.21	$4.27	$—
Gas Basis Differentials
NWPL/HH - basis swaps
Hedged volume (mmbtu)	610,000	—	—	—
Weighted-average price ($/mmbtu)	$1.12	$—	$—	$—
__________
(1)    Purchased calls and sold calls with the same strike price have been presented on a net basis.
(2)    Purchased puts and sold puts with the same strike price have been presented on a net basis.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Our commodity derivatives are measured at fair value using industry-standard models with various inputs including publicly available underlying commodity prices and forward curves, and all are classified as Level 2 in the required fair value hierarchy for the periods presented. These commodity derivatives are subject to counterparty netting. The following tables present the fair values (gross and net) of our outstanding derivatives as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$12,494	$(12,494)	$—
Commodity Contracts	Non-current assets	25,339	(25,339)	—
Liabilities:
Commodity Contracts	Current liabilities	(58,656)	12,494	(46,162)
Commodity Contracts	Non-current liabilities	(51,304)	25,339	(25,965)
Total derivatives		$(72,127)	$—	$(72,127)

	December 31, 2022
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$66,974	$(30,607)	$36,367
Commodity Contracts	Non-current assets	39,886	(39,810)	76
Liabilities:
Commodity Contracts	Current liabilities	(61,713)	30,607	(31,106)
Commodity Contracts	Non-current liabilities	(53,452)	39,810	(13,642)
Total derivatives		$(8,305)	$—	$(8,305)
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
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at September 30, 2023 and December 31, 2022. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of September 30, 2023, we are not aware of material indemnity claims pending or threatened against us.
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
On July 31, 2023, the parties executed a Memorandum of Understanding memorializing an agreement-in-principle to settle all claims in the Securities Class Action for an aggregate sum of $2.5 million. On September 18, 2023, the plaintiffs and Defendants executed a Stipulation and Agreement of Settlement, and the plaintiffs filed a motion seeking preliminary approval of the settlement. On October 18, 2023, the Court granted that motion, issuing a preliminary approval order and scheduling a final settlement approval hearing for February 6, 2024. The parties will now move forward with the notice and approval process, which is expected to include, among other things, the February 6, 2024 final approval hearing, an opt-out process, and opportunities for class members to object to the settlement. The Defendants continue to maintain that the claims are without merit and admit no liability in connection with the settlement.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Note 5—Equity
Cash Dividends
In February 2023, the Board of Directors declared regular fixed cash dividends of $0.06 per share, as well as variable cash dividends of $0.44 per share which was based on the results of the fourth quarter of 2022, for a total of $0.50 per share, which was paid in March 2023. In April 2023, the Board of Directors declared a $0.12 per share regular fixed cash dividend based on the results of the first quarter of 2023, which was paid in May 2023. In July 2023, the Board of Directors declared a $0.12 per share regular fixed cash dividend, as well as a variable dividend of $0.02 based on the results for the six months ended June 30, 2023, which was paid in August 2023. In October 2023, the Board of Directors approved a $0.12 per share regular fixed cash dividend, as well as a variable dividend of $0.09 based on the results of the third quarter of 2023, each of which is expected to be paid in November 2023.
The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements, and other factors.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Repurchase Program
The Company did not repurchase any shares during the three months ended September 30, 2023. For the nine months ended September 30, 2023, we repurchased 1.4 million shares (all in the second quarter) for approximately $10 million.
As of September 30, 2023, the Company had repurchased a total of 11,949,247 shares under the stock repurchase program for approximately $114 million in aggregate. As previously disclosed, the Company implemented a shareholder return model in early 2022, for which the Company intends to allocate a portion of Adjusted Free Cash Flow to opportunistic share repurchases.
In February 2023, the Board of Directors approved an increase of $102 million to the Company’s stock repurchase authorization bringing the Company’s remaining share authority to $200 million. As of September 30, 2023, the Company’s remaining total share repurchase authority is $190 million. The Board’s authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions, subject to market conditions and other factors, up to the aggregate amount authorized by the Board. The Board’s authorization has no expiration date.
Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means, as determined in the Company’s sole discretion. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors. Purchases may be commenced or suspended at any time without notice and do not obligate the company to purchase shares during any period or at all. Any shares repurchased are reflected as treasury stock and any shares acquired will be available for general corporate purposes.

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

	September 30, 2023	December 31, 2022
	(in thousands)
Prepaid expenses	$9,970	$12,330
Materials and supplies	16,591	8,976
Deposits	7,087	7,266
Oil inventories	3,824	4,036
Other	225	1,117
Total other current assets	$37,697	$33,725
Other non-current assets at September 30, 2023 included approximately $8 million of operating lease right-of-use assets, net of amortization and $3 million of deferred financing costs, net of amortization. At December 31, 2022, other non-current assets included approximately $6 million of operating lease right-of-use assets, net of amortization and $4 million of deferred financing costs, net of amortization.
Accounts payable and accrued expenses on the condensed consolidated balance sheets included the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Accounts payable-trade	$43,027	$40,286
Deferred acquisition payable(1)	18,499	—
Accrued expenses	48,852	85,360
Royalties payable	24,047	38,264
Taxes other than income tax liability	11,555	6,640
Accrued interest	5,070	10,885
Asset retirement obligations - current portion	20,000	20,000
Operating lease liability	2,850	1,666
Total accounts payable and accrued expenses	$173,900	$203,101
__________
(1)    Relates to the remaining payable of $20 million, on a discounted basis, for the Macpherson Acquisition due in July 2024.
The increase of approximately $1 million in the long-term portion of the asset retirement obligations from $158 million at December 31, 2022 to $160 million at September 30, 2023 was due to $9 million of accretion and a $7 million increase of asset retirement obligations for Macpherson Energy, largely offset by $15 million of liabilities settled during the period.
Other noncurrent liabilities at September 30, 2023 included approximately $40 million of greenhouse gas liability, which is due in the fourth quarter of 2024, and $6 million of operating lease noncurrent liability. At December 31, 2022, other non-current liabilities included approximately $23 million non-current greenhouse gas liability, which is due in the fourth quarter of 2024, and $5 million of non-current operating lease liability.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental Information on the Statement of Operations
For the nine months ended September 30, 2023, other operating income was $2 million and mainly consisted of net property tax refunds from prior periods and a net gain on equipment sales. For the nine months ended September 30, 2022, other operating expenses were $5 million and mainly consisted of over $2 million in royalty audit charges incurred prior to our emergence and restructuring in 2017, and approximately $2 million loss on the divestiture of the Piceance properties.
Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Supplemental Disclosures of Significant Non-Cash Investing Activities:
Deferred consideration payable for acquisition	$18,499	$—
Material inventory transfers to oil and natural gas properties	$1,300	$1,494
Supplemental Disclosures of Cash Payments (Receipts):
Interest, net of amounts capitalized	$30,457	$29,481
Income taxes payments	$2,757	$2,805
Note 7—Acquisition and Divestiture
Macpherson Acquisition
In July 2023, we executed an agreement to acquire Macpherson Energy, a privately held Kern County, California operator and we closed the acquisition in September 2023. The total purchase price is approximately $70 million, subject to customary purchase price adjustments. The transaction was structured such that approximately $53 million has been paid at closing, including purchase price adjustments, and approximately $20 million will be paid in July 2024, subject to purchase price adjustments.
The Macpherson transaction was accounted for as a business combination under the acquisition method of accounting. When determining the fair values of assets acquired and liabilities assumed, management made significant estimates, judgments and assumptions. The assets acquired and liabilities assumed are included in the E&P segment. The Company's preliminary allocation of the purchase price as of the closing date, including preliminary working capital adjustments, to the estimated fair value of the Macpherson Energy net assets is as follows:

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

September 15, 2023
(in thousands)
Cash and cash equivalents	$3,845
Accounts receivable, net of allowance for doubtful accounts	12,694
Other current assets	1,541
Property and equipment	76,472
Other noncurrent assets	1,865
Total assets acquired	$96,417
Accounts payable and accrued expenses assumed	(15,502)
Asset retirement obligation	(7,422)
Other noncurrent liabilities	(434)
Net assets acquired	$73,059

The allocation of the purchase price to Macpherson Energy net tangible assets and liabilities as of September 15, 2023, is preliminary and subject to revisions to the fair value calculations for the identifiable assets and liabilities. The final purchase price allocation could differ from the preliminary allocation noted in the summary above. The acquired property and equipment is stated at fair value, and amortization on the acquired oil and gas property is computed using units-of-production method over the remaining proved reserves and depreciation of other property and equipment is computed using the straight-line method over the estimated useful lives of each asset.

The unaudited pro forma information presented below has been prepared to give effect to the Macpherson Acquisition as if it had occurred at the beginning of the periods presented. The unaudited pro forma information includes the effects from the allocation of the acquisition purchase price on depreciation and amortization as well as the Macpherson Acquisition costs charged to earnings during the nine months ended September 30, 2023 and 2022. The unaudited pro forma information is presented for illustration purposes only and is based on estimates and assumptions the Company deemed appropriate. The following unaudited pro forma information is not necessarily indicative of the results that would have been achieved if the Macpherson Acquisition had occurred in the past, and should not be relied upon as an indication of the operating results that the Company would have achieved if the acquisition had occurred at the beginning of the periods presented, and our operating results, or the future results.

	Pro Forma
	Nine Months Ended September 30,
	2023	2022
	(unaudited) (in thousands)
Revenue	$642,054	$803,005
Net (loss) income	$(13,227)	$219,730
We acquired Macpherson Energy because their assets are high-quality, low decline oil producing properties, and are a natural fit with our existing rural Kern County portfolio. In addition to the attractive base production, we see upside for near-term production enhancement and development opportunities.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 8—Earnings Per Share
We calculate basic earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding for each period presented. Common shares issuable upon the satisfaction of certain conditions pursuant to a contractual agreement, are considered common shares outstanding and are included in the computation of net income (loss) per share.
The RSUs and PSUs are not a participating security as the dividends are forfeitable. For the three and nine months ended September 30, 2023, no RSU or PSU shares were included in the diluted EPS calculation as their effect was anti-dilutive under the “if converted” method. For the three and nine months ended September 30, 2022, 4,001,000 and 4,168,000, RSU and PSU shares were included in the diluted EPS calculation, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands except per share amounts)
Basic EPS calculation
Net (loss) income	$(45,062)	$191,660	$(25,151)	$178,204
Weighted-average shares of common stock outstanding	75,662	78,044	76,163	79,304
Basic (loss) income per share	$(0.60)	$2.46	$(0.33)	$2.25
Diluted EPS calculation
Net (loss) income	$(45,062)	$191,660	$(25,151)	$178,204
Weighted-average shares of common stock outstanding	75,662	78,044	76,163	79,304
Dilutive effect of potentially dilutive securities(1)	—	4,001	—	4,168
Weighted-average common shares outstanding - diluted	75,662	82,045	76,163	83,472
Diluted (loss) income per share	$(0.60)	$2.34	$(0.33)	$2.13
__________
(1)    We excluded approximately 1.9 million of combined RSUs and PSUs from the dilutive weighted-average common shares outstanding for each of the three and nine months ended September 30, 2023 because their effect was anti-dilutive.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9—Revenue Recognition
We derive revenue from sales of oil, natural gas and natural gas liquids (“NGL”), with additional revenue generated from sales of electricity and marketing activities. Revenue from CJWS is generated from well servicing and abandonment business.
The following table provides disaggregated revenue for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Oil sales	$168,491	$194,418	$475,138	$627,759
Natural gas sales	3,130	7,575	19,083	20,906
Natural gas liquids sales	990	1,592	2,450	5,342
Service revenue	45,511	48,594	137,808	134,608
Electricity sales	3,849	9,711	12,372	22,549
Marketing revenues	—	—	—	289
Other revenues	113	277	194	442
Revenues from contracts with customers	222,084	262,167	647,045	811,895
(Losses) gains on oil and gas sales derivatives	(103,282)	114,279	(43,912)	(88,237)
Total revenues and other	$118,802	$376,446	$603,133	$723,658

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 10—Segment Information
We operate in two business segments: (i) E&P and (ii) well servicing and abandonment. The E&P segment is engaged in the exploration and production of onshore, low geologic risk, long-lived oil and gas reserves located in California and the Rockies. As of September 15, 2023, E&P also includes Macpherson Energy. The well servicing and abandonment segment is operated by CJWS and provides wellsite services in California to oil and natural gas production companies, with a focus on well servicing, well abandonment services and water logistics.

The well servicing and abandonment segment occasionally provides services to our E&P segment, as such, we recorded an intercompany elimination of $2 million and $5 million in revenue and expense during consolidation for the three and nine months ended September 30, 2023, respectively. The intercompany elimination was $1 million for the three and nine months ended September 30, 2022.

The following table represents selected financial information for the periods presented regarding the Company’s business segments on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the financial information for the Company on a consolidated basis.

	Three Months Ended September 30, 2023
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues(1)	$176,573	$47,259	$(1,748)	$222,084
Net (loss) income before income taxes	$(35,485)	$3,295	$(28,215)	$(60,405)
Adjusted EBITDA	$79,491	$6,854	$(16,516)	$69,829
Capital expenditures	$10,833	$2,104	$659	$13,596
Total assets	$1,604,253	$71,891	$(62,219)	$1,613,925

	Three Months Ended September 30, 2022
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues(1)	$213,573	$49,427	$(833)	$262,167
Net income (loss) before income taxes	$224,094	$5,168	$(26,718)	$202,544
Adjusted EBITDA	$102,763	$7,726	$(13,508)	$96,981
Capital expenditures	$38,312	$1,726	$779	$40,817
Total assets	$1,502,135	$79,696	$(57,479)	$1,524,352
__________
(1)    These revenues do not include hedge settlements.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2023
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues(1)	$509,237	$142,921	$(5,113)	$647,045
Net income (loss) before income taxes	$50,697	$10,245	$(93,733)	$(32,791)
Adjusted EBITDA	$233,562	$19,981	$(55,322)	$198,221
Capital expenditures	$49,730	$4,420	$1,974	$56,124
Total assets	$1,604,253	$71,891	$(62,219)	$1,613,925

	Nine Months Ended September 30, 2022
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues(1)	$677,287	$135,441	$(833)	$811,895
Net income (loss) before income taxes	$258,689	$8,191	$(78,998)	$187,882
Adjusted EBITDA	$325,354	$17,225	$(40,139)	$302,440
Capital expenditures	$96,883	$3,420	$2,220	$102,523
Total assets	$1,502,135	$79,696	$(57,479)	$1,524,352
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

	Three Months Ended September 30, 2023
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Adjusted EBITDA reconciliation:
Net (loss) income	$(35,485)	$3,295	$(12,872)	$(45,062)
Add (Subtract):
Interest (income) expense	—	(16)	9,117	9,101
Income tax benefit	—	—	(15,343)	(15,343)
Depreciation, depletion, and amortization	35,620	3,405	704	39,729
Losses on derivatives	94,857	—	—	94,857
Net cash paid for scheduled derivative settlements	(19,432)	—	—	(19,432)
Other operating expenses (income)	357	(6)	(856)	(505)
Stock compensation expense	108	176	2,734	3,018
Acquisition costs(1)	2,082	—	—	2,082
Non-recurring costs(2)	1,384	—	—	1,384
Adjusted EBITDA	$79,491	$6,854	$(16,516)	$69,829
__________
(1)    Consists of costs related to the Macpherson Acquisition.
(2)    Consists of costs related to the settlement of shareholder litigation.

	Three Months Ended September 30, 2022
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Adjusted EBITDA reconciliation:
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2023
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Adjusted EBITDA reconciliation:
Net income (loss)	$50,697	$10,245	$(86,093)	$(25,151)
Add (Subtract):
Interest (income) expense	—	(39)	25,771	25,732
Income tax benefit	—	—	(7,640)	(7,640)
Depreciation, depletion, and amortization	105,104	9,968	4,533	119,605
Losses on derivatives	48,901	—	—	48,901
Net cash received for scheduled derivative settlements	15,511	—	—	15,511
Other operating expenses (income)	1,073	(698)	(2,199)	(1,824)
Stock compensation expense	525	505	10,306	11,336
Acquisition costs(1)	3,054	—	—	3,054
Non-recurring costs(2)	8,697	—	—	8,697
Adjusted EBITDA	$233,562	$19,981	$(55,322)	$198,221
__________
(1)    Consists of costs related to the Macpherson Acquisition.
(2)    Non-recurring costs consists of the settlement of shareholder litigation in the third quarter of 2023 and executive transition costs and workforce reduction costs in the first quarter of 2023.

	Nine Months Ended September 30, 2022
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Adjusted EBITDA reconciliation:
Net income (loss)	$258,689	$8,191	$(88,676)	$178,204
Add (Subtract):
Interest expense	—	4	23,267	23,271
Income tax expense	—	—	9,678	9,678
Depreciation, depletion, and amortization	104,628	9,445	3,265	117,338
Losses on derivatives	40,902	—	—	40,902
Net cash paid for scheduled derivative settlements	(84,519)	—	—	(84,519)
Other operating expenses (income)	4,601	(805)	949	4,745
Stock compensation expense	1,053	192	11,378	12,623
Non-recurring costs(1)	—	198	—	198
Adjusted EBITDA	$325,354	$17,225	$(40,139)	$302,440
__________
(1)    Non-recurring costs included legal and professional service expenses related to acquisition and divestiture activity in the first quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim unaudited consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”). When we use the terms “we,” “us,” “our,” “Berry,” the “Company” or similar words in this report, we are referring to, as the context may require, Berry Corporation (bry), a Delaware corporation (formerly known as Berry Petroleum Corporation,“Berry Corp.”), together with its subsidiaries, Berry Petroleum, LLC, a Delaware limited liability company (“Berry LLC”), CJ Berry Well Services Management, LLC, a Delaware limited liability company (“C&J Management”), and C&J Well Services, LLC, a Delaware limited liability company (“C&J”), (C&J Management and C&J together, “CJWS”). As of September 15, 2023, Berry LLC also owns Macpherson Energy, LLC (formerly, known as Macpherson Energy Corporation) and its subsidiaries (“Macpherson Energy”).
Our Company
We are a value-driven western United States independent upstream energy company with a focus on onshore, low geologic risk, long-lived oil and gas reserves. We operate in two business segments: (i) exploration and production (“E&P”) and (ii) well servicing and abandonment. Our E&P assets are located in California and the Rockies, characterized by high oil content and predominantly located in rural areas with low population. Our California assets are in the San Joaquin basin (100% oil), while our Rockies assets are in the Uinta basin of Utah (60% oil and 40% gas).
With respect to our E&P business in California, we focus on conventional, shallow oil reservoirs. The drilling and completion of such wells are relatively low-cost in contrast to unconventional resource plays. The California oil market is primarily tied to Brent-influenced pricing which has typically realized premium pricing relative to West Texas Intermediate (“WTI”). All of our California assets are located in oil-rich reservoirs in the San Joaquin basin, which has more than 150 years of production history and substantial oil remaining in place. As a result of the data generated over the basin’s long history of production, its reservoir characteristics and low geological risk opportunities are generally well understood.
We also have upstream assets in the Rockies, located in the Uinta basin of Utah, which produce oil and natural gas at depths ranging from 4,000 feet to 7,000 feet. We have high operational control of our existing acreage (101,000 net acres), which provides significant upside for additional development and recompletions.
In our well servicing and abandonment segment, we operate one of the largest upstream well servicing and abandonment businesses in California, which operates as C&J. C&J provides wellsite services in California to oil and natural gas production companies, including well servicing and water logistics. Additionally, C&J performs plugging and abandonment services on wells at the end of their productive life, which we believe creates a strategic growth opportunity for Berry based on the significant market of idle wells within California.
The core of our strategy is to create value by generating significant free cash flow in excess of our operating costs, while optimizing capital efficiency. In doing so, we seek to maximize shareholder value through overall returns. Since our initial public offering in July 2018 (“IPO”), we have demonstrated our commitment to maximizing shareholder value and returning a substantial amount of capital to shareholders through dividends and share purchases. In early February 2023, we updated our shareholder return model, including the plan to double our quarterly fixed dividend to $0.12 per share. We also modified the allocations of Adjusted Free Cash Flow.
Our shareholder return model went into effect January 1, 2022, and we updated the allocations for 2023. Specifically, in 2023, the annual cumulative allocation of Adjusted Free Cash Flow is intended to be (a) 80% primarily in the form of debt repurchases, stock repurchases, strategic growth, and acquisitions of producing bolt-on assets; and (b) 20% in the form of variable dividends. Any dividends (fixed or variable) actually paid will be determined by our Board of Directors in light of then existing conditions and circumstances, including our earnings, financial condition, restrictions in financing agreements, business conditions and other factors.
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
Adjusted Free Cash Flow does not represent the total increase or decrease in our cash balance, and it should not be inferred that the entire amount of Adjusted Free Cash Flow is available for variable dividends, debt or share repurchases, bolt-on acquisitions or other growth opportunities, or other discretionary expenditures, since we have non-discretionary expenditures that are not deducted from this measure. Adjusted Free Cash Flow is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of cash provided by operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP, to the non-GAAP financial measure of Adjusted Free Cash Flow.
We believe that the successful execution of our strategy across our low-declining, oil-weighted production base coupled with extensive inventory of identified drilling, sidetrack and workover locations with attractive full-cycle economics will support our objectives to generate free cash flow, which funds our operations, optimizes capital efficiency and maximizes shareholder returns. We also strive to maintain a strong liquidity position and low leverage profile that will enable us to explore attractive organic and strategic growth through commodity price cycles, both organically and through strategic acquisition opportunities. In addition to operating and developing our existing assets efficiently and strategically, we seek to acquire accretive, producing bolt-on properties that complement our existing operations, enhance our cash flows and allow us to further our strategy of keeping production essentially flat year-over-year. Our strategy includes proactively engaging the many forces driving our industry and impacting our operations, whether positive or negative, to maximize the utility of our assets, create value for shareholders, and support environmental goals that align with safer, more efficient and lower emission operations.
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
Recent Developments
In July 2023, we executed an agreement to acquire Macpherson Energy, a privately held Kern County, California operator and we closed the acquisition in September 2023 (“Macpherson Acquisition”). The total purchase price is approximately $70 million, subject to customary purchase price adjustments. The transaction was structured such that approximately $53 million has been paid at closing, including purchase price adjustments, and approximately $20 million will be paid in July 2024, subject to purchase price adjustments.
Consistent with our shareholder return model, Berry views this acquisition, in part, as a means of maintaining base production and expects to reallocate $30 to $35 million of planned 2023 capital expenditures to the purchase price, which will be deducted from maintenance capital in Adjusted Free Cash Flow for 2023. The remainder of the purchase price will be allocated from Adjusted Free Cash Flow consistent with our shareholder return model allocation. A portion of the closing price was initially funded by drawing down the 2021 RBL Credit Facility.

The Macpherson Energy assets are considered high-quality, low decline oil producing properties that are closely located to existing Berry properties in rural Kern County, California. These assets also align with Berry’s stated strategy of acquiring accretive, producing bolt-ons. Macpherson Energy is reported under the E&P business segment.
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
Adjusted EBITDA
Adjusted EBITDA is the primary financial and operating measurement that our management uses to analyze and monitor the operating performance of both our E&P business and CJWS. We also use Adjusted EBITDA in planning our capital allocation to sustain production levels and determining our strategic hedging needs aside from the hedging requirements of the 2021 RBL Facility (defined below in “—Liquidity and Capital Resources”). Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest expense; income taxes; depreciation, depletion, and amortization (“DD&A”); derivative gains or losses net of cash received or paid for scheduled derivative settlements; impairments; stock compensation expense; and unusual and infrequent items. See “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for a reconciliation of net income (loss) and net cash provided (used) by operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP, to the non-GAAP financial measure of Adjusted EBITDA. This supplemental non-GAAP financial measure is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.
Shareholder Returns
Commencing in 2022, we implemented a shareholder return model based on our Adjusted Free Cash Flow, which is a non-GAAP measure that we define as cash flow from operations less regular fixed dividends and maintenance capital. Maintenance capital represents the capital expenditures needed to maintain substantially the same volume of annual oil and gas production and is defined as capital expenditures, excluding, when applicable, (i) E&P capital expenditures that are related to strategic business expansion, such as acquisitions and divestitures of oil and gas properties and any exploration and development activities to increase production beyond the prior year’s annual production volumes, (ii) capital expenditures in our well servicing and abandonment segment, (iii) corporate expenditures that are related to ancillary sustainability initiatives and/or (iv) other expenditures that are discretionary and unrelated to maintenance of our core business. Adjusted Free Cash Flow does not represent the total increase or decrease in our cash balance, and it should not be inferred that the entire amount of Adjusted Free Cash Flow is available for variable dividends, debt or share repurchases, bolt-on acquisitions or other growth opportunities, or other discretionary expenditures, since we have non-discretionary expenditures that are not deducted from this measure. Refer to “—Non-GAAP Financial Measures” for a reconciliation of the GAAP financial measure of operating cash flow, our most directly comparable financial measure calculated and presented in accordance with GAAP, to the non-GAAP financial measure of Adjusted Free Cash Flow.

Under our shareholder return model, which was adjusted in February 2023, we plan to pay a fixed dividend of $0.12 per quarter. We also modified the allocations of Adjusted Free Cash Flow is intended to be (a) 80% primarily in the form of debt repurchases, stock repurchases, strategic growth, and acquisitions of producing bolt-on assets; and (b) 20% in the form of variable dividends. Any dividends (fixed or variable) actually paid will be determined by our Board of Directors in light of then existing conditions and circumstances, including our earnings, financial condition, restrictions in financing agreements, business conditions and other factors.

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
As part of our commitment to creating long-term value, we strive to conduct our operations in an ethical, safe and responsible manner, to protect the environment and to take care of our people and the communities in which we live and operate. We also seek proactive and transparent engagement with regulatory agencies, the communities in which we operate and our other stakeholders in order to realize the full potential of our resources in a timely fashion that safeguards people and the environment and complies with existing laws and regulations. We monitor our HSE performance through various measures, and we hold our employees and contractors to high standards. Meeting corporate HSE metrics, including with respect to HSE incidents and spill prevention, is a part of our short-term incentive program for all employees.
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
Business Environment, Market Conditions and Outlook
Our operating and financial results, and those of the oil and gas industry as a whole, are heavily influenced by commodity prices, including differentials, which have and may continue to, fluctuate significantly as a result of numerous market-related variables, including global geopolitical and economic conditions, and local and regional market factors and dislocations. Oil prices have decreased in 2023 compared to 2022, but have shown an upward trend in the third quarter of 2023. Oil prices have remained, and may continue to remain, volatile.
Our well services and abandonment business is dependent on expenditures of oil and gas companies, which can in part reflect the volatility of commodity prices. Because existing oil and natural gas wells require ongoing spending to maintain production, expenditures by oil and gas companies for the maintenance of existing wells historically have been relatively stable and predictable when production is steady. Additionally, our customers’ requirements to plug and abandon wells are largely driven by regulatory requirements that are less dependent on commodity prices.
Currently, global oil inventories supplied from OPEC+ and other oil producing nations are expected to transition from inventory builds during the first half of 2023 to inventory decreases throughout the majority of 2024. Since October 2022, OPEC+ announced reductions in production that extend through December 2023. In June 2023, OPEC+ further reduced required production beginning in January 2024 through December 2024, compared to the October 2022 announcement. In September 2023, Saudi Arabia and Russia announced they were continuing their sustained production cuts until the end of the year.
Furthermore, sanctions and import bans on Russian oil have been implemented by various countries in response to the ongoing conflict in Ukraine, further impacting global oil supply. While oil prices declined in the first half of 2023 from their 2022 highs, oil prices rebounded in the third quarter of 2023 due to stronger than anticipated economic growth and sustained production cuts from Saudi Arabia and Russia. Natural gas prices have stabilized since Q2 2023. Oil and natural gas prices could decrease or increase with any changes in demand due to, among other things, the ongoing conflict in Ukraine, the recent Israel-Hamas conflict, international sanctions, speculation as to future actions by OPEC+, higher gas prices, rising interest rates, inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including increased volatility in financial and credit markets or a prolonged recession. Further, the volatility in oil and natural gas prices could accelerate a transition away from fossil fuels, resulting in reduced demand over the longer term. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, that are not within our control and cannot be accurately predicted.

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
Average Brent oil prices, as noted below, increased by $8.19, or 11%, for the three months ended September 30, 2023 compared to the three months ended June 30, 2023 and decreased by $11.78, or 12%, compared to the three months ended September 30, 2022. Though the California market generally receives Brent-influenced pricing, California oil prices are determined by local supply and demand dynamics, including third-party transportation and infrastructure capacity. The year-over-year decrease in average Brent oil prices is primarily related to the significant increase in oil and gas prices during the second quarter of 2022 caused by the Ukraine conflict. In 2023, Brent oil prices decreased from the high prices observed in 2022. In the third quarter of 2023, prices increased but remained lower than the elevated levels of 2022.
For our California steam operations, the price we pay for fuel gas purchases is generally based on the Northwest, Rocky Mountains index for the purchases made in the Rockies and the SoCal Gas city-gate index for the purchases made in California. We currently buy most of our gas in the Rockies. Now that we are purchasing a majority of our fuel gas in the Rockies, most of the purchases made in California use the SoCal Gas city-gate index, whereas prior to this shift the predominant index for California purchases was Kern, Delivered. The price from the Northwest, Rocky Mountain index was as high as $3.98 per mmbtu and as low as $2.95 per mmbtu in the third quarter of 2023. The price from the SoCal Gas city-gate index was as high as $9.60 per mmbtu and as low as $5.56 per mmbtu in the third quarter of 2023. Overall, we paid an average of $4.18 per mmbtu in the third quarter of 2023, excluding the impact of our gas purchase hedges. The price we paid on average increased by $0.74 per mmbtu, or 22% and decreased $3.98 per mmbtu, or 49% for the third quarter of 2023, compared to the second quarter of 2023 and the third quarter of 2022, respectively. When including hedging effects in our gas purchases, we paid $5.61, $5.64 and $5.63 per mmbtu in the third quarter of 2023, the second quarter of 2023, and the third quarter of 2022, respectively.
The following table presents the average Brent, WTI, SoCal Gas city-gate, Northwest, Rocky Mountains, and Henry Hub prices for the three months ended September 30, 2023, June 30, 2023 and September 30, 2022 and for the nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Oil (bbl) – Brent	$85.92	$77.73	$97.70	$81.96	$102.48
Oil (bbl) – WTI	$81.99	$73.73	$91.96	$77.31	$98.39
Natural gas (mmbtu) – SoCal Gas city-gate	$7.10	$5.66	$9.55	$12.52	$7.94
Natural gas (mmbtu) – Northwest, Rocky Mountains	$3.40	$2.85	$7.79	$9.54	$6.75
Natural gas (mmbtu) – Henry Hub	$2.59	$2.16	$8.03	$2.46	$6.74
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

Utah oil prices have historically traded at a discount to WTI as the local refineries are designed for Utah’s unique oil characteristics and the remoteness of the assets makes access to other markets logistically challenging. However, we have high operational control of our existing acreage, which provides significant upside for additional vertical and/or horizontal development wells and recompletions.
Natural gas prices and differentials are strongly affected by local market fundamentals, availability of transportation capacity from producing areas and seasonal impacts. Our key exposure to gas prices is in our costs. We purchase substantially more natural gas for our California steamfloods and cogeneration facilities than we produce and sell in the Rockies. In May 2022, we began purchasing most of our gas in the Rockies and transporting it to our California operations using our Kern River pipeline capacity. We buy approximately 48,000 mmbtu/d in the Rockies, and the remainder comes from California markets. The volume purchased in California fluctuates and averaged 6,000 mmbtu/d in Q3 2023, 6,000 mmbtu/d in Q2 2023 and 10,000 mmbtu/d in Q3 2022. The natural gas we purchase in the Rockies is shipped to our operations in California to help limit our exposure to California fuel gas purchase price fluctuations. We strive to further minimize the variability of our fuel gas costs for our steam operations by hedging a significant portion of our gas purchases. Additionally, the negative impact of higher gas prices on our California operating expenses is partially offset by higher gas sales for the gas we produce and sell in the Rockies. The Kern capacity allows us to purchase and sell natural gas at the same pricing indices.
Among other factors, cold weather conditions drove high natural gas prices in 2022. In California we experienced some increase in the third quarter of 2022 and a significant increase in mid-December 2022, with gas prices briefly as high as $50.79 per mmbtu. We quickly pivoted and reduced our gas consumption in California by temporarily shutting-down one of our cogeneration facilities and reducing steam generation in other parts of our operation, which negatively impacted production. We seek to mitigate a substantial portion of the gas purchase exposure for our cogeneration plants by selling excess electricity from our cogeneration operations to third parties at prices linked to the price of natural gas. Aside from the impact gas prices have on electricity prices, these sales are generally higher in the summer months as they include seasonal capacity amounts. Our current expectations are that natural gas prices in the western US will continue to remain elevated in 2023 relative to Henry Hub. Our hedging strategy coupled with our midstream access to gas from the Rockies helps us mitigate the impact of high natural gas prices on our cost structure.
Prices and differentials for NGLs are related to the supply and demand for the products making up these liquids. Some of them more typically correlate to the price of oil while others are affected by natural gas prices as well as the demand for certain chemical products which are used as feedstock. In addition, infrastructure constraints magnify pricing volatility.
Our earnings are also affected by the performance of our cogeneration facilities. These cogeneration facilities generate both electricity and steam for our properties and electricity for off-lease sales. While a portion of the electric output of our cogeneration facilities is utilized within our production facilities to reduce operating expenses, we also sell electricity produced by two of our cogeneration facilities under contracts with terms ending in December 2023, December 2024 (with this term beginning January 2024), and November 2026. The most significant input and cost of the cogeneration facilities is natural gas.
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

Regulatory Matters
Like other companies in the oil and gas industry, both our E&P business and CJWS are subject to complex and stringent federal, state, and local laws and regulations, and California, where most of our operations and assets are located, is one of the most heavily regulated states in the United States with respect to oil and gas operations. A combination of federal, state and local laws and regulations govern most aspects of our activities in California, and federal, state and local agencies assert overlapping authority to regulate in some areas. Collectively, the effect of the existing laws and regulations is to limit the number and location of our wells through restrictions on the use of our properties; limit our ability to develop certain assets and conduct certain operations, including through a restrictive and burdensome permitting and approval process; and regulate the amount of oil and natural gas that we can produce from our wells, potentially reducing below levels that would otherwise be possible. Additionally, changes in the legal and regulatory requirements in the past has, and in the future could, result in increased costs, which may have an adverse effect upon operations, capital expenditures, earnings and our competitive position. Violations and liabilities with respect to these laws and regulations could also result in significant administrative, civil, or criminal penalties, remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns, and other liabilities. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and future prospects. Our operations in California are particularly exposed to increased regulatory risks given the stringent environmental regulations imposed on the oil and gas industry. Additionally, current political and social trends in California have, and in the future could, result in increased limitations and additional permitting, mitigation, and emission control obligations, amongst others, upon the oil and gas industry. We cannot predict what new health, safety and environmental laws or regulations California may impose upon our operations in the future; however, any such future laws or regulations could materially and adversely impact our business and results of operations. For additional information about the potential impact that government regulations, including those regarding environmental matters, may have upon our business, operations, capital expenditures, earnings and competitive position, please see Part I, Item 1 “Regulatory Matters,” as well as Part I, Item 1A. “Risk Factors” in our Annual Report.

Over the last few years, a number of developments at both the California state and local levels have resulted in significant delays in the issuance of permits to drill new oil and gas wells in Kern County, where all of our California assets are located. The issuance of permits and other approvals for drilling and production activities by state and local agencies or by federal agencies are subject to environmental reviews under the California Environmental Quality Act (“CEQA”) and/or the National Environmental Policy Act (“NEPA”), respectively. This requirement to demonstrate compliance with CEQA and/or NEPA is resulting currently (and in the future may result) in delays in the issuance of necessary permits and approvals and the imposition of mitigation measures or restrictions on proposed oil field operations, among other things. Before an operator can pursue drilling operations in California, they must first obtain permission to engage in oil and gas land use. CEQA requires that the reviewing state and local agencies consider the environmental impacts of the proposed oil and gas operations for permitting decisions. Historically, we satisfied CEQA by complying with the Kern County zoning ordinance for oil and gas operations, which was supported by the Kern County Environmental Impact Report (“EIR”). However, the EIR was legally challenged in 2020 and the litigation proceedings are ongoing; as a result, use of the EIR is currently stayed and has been stayed through most of the litigation. Accordingly, our ability to rely on the EIR to demonstrate CEQA compliance to obtain permits and approvals is constrained until Kern County is able to favorably resolve the litigation. As a result of the litigation, to date in 2023 neither we nor any other operator have received permits to drill new wells where the EIR is needed to demonstrate CEQA compliance. In the meantime, to obtain permits for drilling new wells in Kern County we must demonstrate compliance with CEQA to CalGEM through means other than the EIR. Berry does have a separate environmental impact analysis covering certain assets, and we have historically received permits to drill new wells in the covered areas. However, we began to experience delays in the issuance of new drill permits in those areas during the third quarter of 2023, which we believe is due to changes in CalGEM’s CEQA review process. In fact, since January 2023, relatively few permits to drill new wells in California have been issued to any oil producer. Additionally, in the third quarter of 2023, we started to experience delays in the approval process for workover and sidetrack permits as well, which we believe is also due to changes in CalGEM’s review process. Although we are still developing our 2024 plans and so our current views are dynamic, we currently have sufficient permits in hand that should allow us to maintain drilling activity through around May

2024 and a continuous workover campaign for approximately the first half of the year. The permitting applications necessary to hold production flat for the full year 2024 have been submitted to CalGEM and are pending approval. With respect to the new drill permits pending CalGEM review, 14 are for wells in areas for which we have a separate environmental impact analysis and 79 are in areas where the EIR is needed to demonstrate CEQA compliance. With respect to the latter, those 79 permit applications have already received local approval via the issuance of a Kern County permit, and to help ensure efficient processing and final approval of those permits by CalGEM once the EIR is reinstated, we are seeking conditional approval of those permits from CalGEM, subject to reinstatement of the EIR to confirm CEQA compliance. See Part I, Item 1 and 2. “Business and Properties—Regulatory Matters” in our Annual Report and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2023 and June 30, 2023, as well as Part I, Item 1A. “Risk Factors” in our Annual Report for more information regarding the EIR and other permitting considerations.

On September 16, 2022, the California Governor signed into law Senate Bill No. 1137 (SB 1137) which prohibits CalGEM from permitting any new wells, or the rework of existing wells, if the proposed new drill or rework is within 3,200 feet of certain sensitive receptors such as homes, schools or parks. The bill would have become effective January 1, 2023. However, in December 2022, proponents of a voter referendum (the “Referendum”) collected more than the required number of signatures to put Senate Bill No. 1137 on the November 2024 ballot. On February 3, 2023, the Secretary of State of California certified the signatures and confirmed that the Referendum qualifies for the November 2024 ballot. Accordingly, Senate Bill No. 1137 is stayed until it is put to a vote. Relatedly, a legislator introduced Senate Bill No. 556 (SB 556) into the California Senate providing for joint and several liability for operators and owners of an entity that owns an oil and gas production facility for certain adverse health conditions within 3,200 feet of such facility, subject to limited defenses. Senate Bill No. 556 also provides for civil penalties to be assessed against potentially responsible parties. Senate Bill No. 556 has been held in a legislative committee and, pursuant to legislative rules, cannot be further considered until 2024. We continue to assess the impacts of Senate Bill No. 1137 and the potential impacts of Senate Bill No. 556, including on our ability to operate and any increased exposure to liability.

Assembly Bill 1167 (AB 1167), signed into law by the California Governor in October 2023, imposes more stringent financial assurance requirements on persons who acquire the right to operate a well or production facility in the state of California. AB 1167 requires such persons to fulfill bonding requirements in an amount determined by the state to sufficiently cover full plugging and abandonment costs, decommissioning, and site restoration of all wells and production facilities. Transfer of operatorship of a well or production facility is prohibited until the state has determined the appropriate bond amount and the bond has been filed. Upon signing AB 1167, the California Governor called for further legislative changes to the new requirements to mitigate against the potential risk of an increase in the number of orphaned wells becoming state liabilities following the implementation of the law.

In October 2023, the California Governor signed two bills that require quantitative and qualitative climate disclosures for certain public and private companies doing business in California. Senate Bill 253 (SB 253) requires the annual disclosure of Scope 1, 2 and 3 GHG emissions, with certain emissions data subject to third party assurance. The bill requires disclosure of Scope 1 and 2 GHG emissions beginning in 2026 for the 2025 reporting year and disclosure of Scope 3 GHG emissions beginning in 2027 for the 2026 reporting year. SB 253 is effective for public and private companies with total annual revenues exceeding $1 billion. Senate Bill 261 (SB 261) requires biennial disclosures posted on a company’s website related to climate-related financial risks and the measures a company has adopted to reduce and adapt to such risks. The bill requires disclosure of the climate-related financial risk disclosures beginning in 2026 for the 2025 reporting year. SB 261 is effective for public and private companies with total annual revenues exceeding $500 million.

Inflation
The U.S. inflation rate increased throughout much of 2022. The Company, similar to other companies in our industry, has experienced inflationary pressures on our costs—namely inflationary pressures have resulted in increases to the costs of our goods, services and personnel, which in turn, have caused our capital expenditures and operating costs to rise. Such inflationary pressures have resulted from supply chain disruptions caused by the COVID-19 pandemic, increased demand, labor shortages and other factors, including the conflict between Russia and Ukraine, which began in late February 2022. In late 2022 and through 2023, inflation rates began to stabilize and even decrease from the levels experienced earlier in 2022. We are unable to accurately predict if such inflationary pressures and contributing factors will continue through the remainder of 2023. However, as of September 30, 2023, we determined there have not been any material changes in inflationary pressures since the year ended December 31, 2022.
Seasonality
Seasonal weather conditions have in the past, and in the future likely will, impact our drilling, production and well servicing activities. Extreme weather conditions can pose challenges to meeting well-drilling and completion objectives and production goals. Seasonal weather can also lead to increased competition for equipment, supplies and personnel, which could lead to shortages and increased costs or delayed operations. Our operations have been, and in the future could be, impacted by ice and snow in the winter, especially in Utah, and by electrical storms and high temperatures in the spring and summer, as well as by wildfires and rain. For example, during the first quarter of 2023, we experienced an increase in costs, production downtime and transportation delays due to the unprecedented snowy and rainy weather in Utah and California. Unusually heavy rains caused flooding and power outages which adversely impacted our ability to operate in California, while Utah was impacted by historic snowfall. Beginning April 2023, the weather improved and our production recovered in the second and third quarters of 2023.
Many factors influence the price of natural gas including the weather. For example, natural gas prices decreased in the second and third quarters of 2023 in part because extreme cold and winter storms from the first quarter of 2023 moderated. We seek to mitigate a substantial portion of the gas purchase exposure for our cogeneration plants by selling excess electricity from our cogeneration operations to third parties at prices linked to the price of natural gas. Aside from the impact gas prices have on electricity prices, these sales are generally higher in the summer months as they include seasonal capacity amounts. Our hedging strategy coupled with our midstream access to gas from the Rockies also helps mitigate the impact of the high natural gas prices on our cost structure.

Capital Expenditures
For the three and nine months ended September 30, 2023, our total capital expenditures were approximately $14 million and $56 million, respectively, including capitalized overhead and interest and excluding acquisitions and asset retirement spending. E&P and corporate expenditures were $12 million and $52 million for the three and nine months ended September 30, 2023, respectively (excluding well servicing and abandonment capital of $2 million and $4 million for the three and nine months ended September 30, 2023, respectively). Approximately 90% and 10% of these capital expenditures for the nine months ended September 30, 2023 were directed to California and Utah operations, respectively.
Our initial 2023 capital expenditure budget for E&P operations and corporate activities was between $95 to $105 million, which we expected would result in a slight decline in production year-over-year. This capital expenditure budget excludes approximately $8 million for CJWS. In connection with the closing of the Macpherson Acquisition in September 2023, we expect to reallocate approximately $30 to $35 million of our initial capital expenditure budget to fund a portion of the purchase price of the Macpherson Acquisition. The decreased E&P and corporate capital budget of $68 million to $74 million includes a reduction in drilling, workover and other activities on the legacy Berry assets, accordingly. Based on current commodity prices and our drilling success to date, we expect to be able to fund the remainder of our 2023 capital development programs from cash flow from operations.

Our capital program for 2023 focuses on new wells for which we already had permits or existing CEQA analysis completed at the beginning of 2023, and otherwise focuses on workovers and other activities related to existing wellbores. As a result of ongoing regulatory uncertainty in California impacting the permitting process in Kern County where all of our California assets are located, the capital program was prepared based on certain permitting assumptions. We assumed that we would continue to timely receive new well drilling permits in CEQA covered areas. We further assumed that we would obtain the other permits and approvals needed for planned workover and sidetrack activities. We are also pursuing alternative avenues to obtain additional permits for new wells that, if received could enable us to expand the 2023 drilling program contemplated under our capital budget. However, we have not received additional permits for new well drilling, including in CEQA covered areas, to date in 2023. Nevertheless, we expect to be able to meet 2023 production targets without the need for additional permits for new well drilling. Please see “—Regulatory Matters” in this Quarterly Report, as well as in our Annual Report, for additional discussion of the laws and regulations that impact our ability to drill and develop our assets, including those impacting regulatory approval and permitting requirements.
Exclusive of the capital expenditures noted above, for the full year 2023, we plan to spend approximately $21 million to $24 million on plugging and abandonment activities, exceeding our annual obligation requirements under California idle well program. We spent approximately $4 million and $15 million for plugging and abandonment activities in the three and nine months ended September 30, 2023, respectively.

Production and Prices
The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Three Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022
Average daily production:(1)
Oil (mbbl/d)	23.2	24.0	23.7
Natural Gas (mmcf/d)	9.5	9.2	10.4
NGL (mbbl/d)	0.5	0.4	0.4
Total (mboe/d)(2)	25.3	25.9	25.8
Total Production:
Oil (mbbl)	2,136	2,186	2,171
Natural gas (mmcf)	877	839	953
NGLs (mbbl)	44	35	39
Total (mboe)(2)	2,326	2,361	2,369
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$78.89	$70.68	$89.54
Effects of scheduled derivative settlements ($/bbl)	$(5.76)	$(0.81)	$(13.13)
Oil with hedges ($/bbl)	$73.13	$69.87	$76.41
Natural gas ($/mcf)	$3.57	$2.87	$7.95
NGL ($/bbl)	$22.54	$22.16	$40.72
Average Benchmark prices:
Oil (bbl) – Brent	$85.92	$77.73	$97.70
Oil (bbl) – WTI	$81.99	$73.73	$91.96
Natural gas (mmbtu) – SoCal Gas city-gate(3)	$7.10	$5.66	$9.55
Natural gas (mmbtu) – Northwest, Rocky Mountains(4)	$3.40	$2.85	$7.79
Natural gas (mmbtu) – Henry Hub(4)	$2.59	$2.16	$8.03
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the three months ended September 30, 2023, the average prices of Brent oil and Henry Hub natural gas were $85.92 per bbl and $2.59 per mmbtu.
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
(4)    Northwest, Rocky Mountains and Henry Hub are the relevant indices used for gas purchases and sales, respectively, in the Rockies.

The following table sets forth average daily production by operating area for the periods indicated:

	Three Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022
Average daily production (mboe/d):(1)
California	20.5	20.8	20.8
Utah	4.8	5.1	5.0
Total average daily production	25.3	25.9	25.8
__________
(1)    Production represents volumes sold during the period.

Our average daily production increased 1%, or 0.2 mboe/d, when compared to the first half of 2023. On a sequential basis our average daily production decreased 2%, or 0.6 mboe/d, for the three months ended September 30, 2023, compared to the three months ended June 30, 2023. Our California production was 20.5 mboe/d for the third quarter of 2023, a decrease of 0.3 mboe/d from the second quarter of 2023, which was principally due to lower drilling and workover activities (see “—Capital Expenditures” for further discussion) and accumulated inventory from first quarter production sold in the second quarter due to weather issues. The Utah decline was due to higher shipments in the second quarter of 2023 from oil inventory stacked in the first quarter of 2023 during severe winter storms.

Average daily production in both California and Utah for the three months ended September 30, 2023 decreased 2%, or 0.5 mboe/d, compared to the three months ended September 30, 2022. The lower production was due to our reduced capital drilling program in 2023. For instance, we drilled three wells in the third quarter of 2023 and 14 in the same period of 2022.

The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Nine Months Ended
	September 30, 2023	September 30, 2022
Average daily production:(1)
Oil (mbbl/d)	23.3	24.0
Natural Gas (mmcf/d)	9.1	11.0
NGL (mbbl/d)	0.4	0.4
Total (mboe/d)(2)	25.2	26.2
Total Production:
Oil (mbbl)	6,359	6,551
Natural gas (mmcf)	2,495	2,990
NGLs (mbbl)	99	111
Total (mboe)(2)	6,874	7,160
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$74.72	$95.83
Effects of scheduled derivative settlements ($/bbl)	$(3.38)	$(16.81)
Oil with hedges ($/bbl)	$71.34	$79.02
Natural gas ($/mcf)	$7.65	$6.99
NGL ($/bbl)	$24.73	$47.98
Average Benchmark prices:
Oil (bbl) – Brent	$81.96	$102.48
Oil (bbl) – WTI	$77.31	$98.39
Natural gas (mmbtu) – SoCal Gas city-gate(3)	$12.52	$7.94
Natural gas (mmbtu) – Northwest, Rocky Mountains(4)	$9.54	$6.75
Natural gas (mmbtu) – Henry Hub(4)	$2.46	$6.74
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, during the nine months ended September 30, 2023, the average prices of Brent oil and Henry Hub natural gas were $81.96 per bbl and $2.46 per mmbtu respectively.
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
(4)    Northwest, Rocky Mountains and Henry Hub are the relevant indices used for gas purchases and sales, respectively, in the Rockies.

The following table sets forth average daily production by operating area for the periods indicated:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Average daily production (mboe/d):(1)
California	20.4	21.3
Utah(2)	4.8	4.8
Colorado(3)	—	0.1
Total average daily production	25.2	26.2
__________
(1)    Production represents volumes sold during the period.
(2)    Includes production for Antelope Creek area from February 2022, when it was acquired, through September 30, 2023.
(3)    In January 2022, we divested all of our natural gas properties in Colorado.

Average daily production for the nine months ended September 30, 2023 decreased by 1.0 mboe/d, or 4%, compared to the same period in 2022. California produced 20.4 mboe/d for the nine months ended September 30, 2023, a decrease of 0.9 mboe/d, or 4%, when compared to the nine months ended September 30, 2022 due to weather-related downtime in the first quarter of 2023 and less development activity in the nine months ended September 30, 2023 compared to the same period of 2022. We drilled 29 wells in California in the first nine months of 2023, of which 26 were producing wells and three were injector wells compared to 63 total wells drilled in the first nine months of 2022. Average daily production remained flat in Utah. We divested our Colorado asset in the first quarter of 2022, which accounted for 0.1 mboe/d of production in the first nine months of 2022.

Results of Operations
Three Months Ended September 30, 2023 compared to Three Months Ended June 30, 2023.

	Three Months Ended
	September 30, 2023	June 30, 2023	$ Change	% Change
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$172,611	$157,703	$14,908	9%
Service revenue	45,511	47,674	(2,163)	(5)%
Electricity sales	3,849	3,078	771	25%
(Losses) gains on oil and gas sales derivatives	(103,282)	20,871	(124,153)	(595)%
Marketing and other revenues	113	36	77	214%
Total revenues and other	$118,802	$229,362	$(110,560)	(48)%
Revenues and Other
Oil, natural gas and NGL sales increased by $15 million, or 9%, to approximately $173 million for the three months ended September 30, 2023, compared to the three months ended June 30, 2023. The increase was driven by an $18 million increase in oil prices and a $1 million increase in gas prices, partially offset by a $4 million decrease in oil volumes.
Service revenue consisted entirely of revenue from the well servicing and abandonment business. Service revenue decreased by $2 million, or 5%, to approximately $46 million for the three months ended September 30, 2023, compared to the three months ended June 30, 2023. The decrease was driven by a change in service mix in the third quarter compared to the second quarter. The well servicing and abandonment segment periodically provides services to our E&P segment, as such, we recorded an intercompany elimination of approximately $2 million in revenue and expense in each of the quarters presented. Service revenues in the table above are presented net of intercompany amounts.
Electricity sales represent sales to utilities and increased $1 million, or 25%, to approximately $4 million for the three months ended September 30, 2023 compared to the three months ended June 30, 2023. This increase was due to a 29% increase in prices in the third quarter of 2023, partially offset by a 3% decrease in volumes when compared to the second quarter of 2023.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement losses for the three months ended September 30, 2023 and June 30, 2023 were $12 million and $2 million, respectively. This quarter-over-quarter increased loss was primarily due to higher Brent index prices, the index for all our oil derivatives. The mark-to-market non-cash loss for the three months ended September 30, 2023 was $91 million compared to a gain of $23 million in the three months ended June 30, 2023. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).
Marketing and other revenues, which included third-party marketing activities, were not material for the three months ended September 30, 2023 and June 30, 2023.

	Three Months Ended		$ Change	% Change
	September 30, 2023	June 30, 2023
	(in thousands)
Expenses and other:
Lease operating expenses	$59,842	$54,707	$5,135	9%
Costs of services	35,806	37,083	(1,277)	(3)%
Electricity generation expenses	1,479	1,273	206	16%
Transportation expenses	1,089	1,096	(7)	(1)%
Acquisition costs(1)	2,082	972	1,110	114%
General and administrative expenses	20,987	22,488	(1,501)	(7)%
Depreciation, depletion and amortization	39,729	39,755	(26)	—%
Taxes, other than income taxes	17,980	13,707	4,273	31%
(Gains) losses on natural gas purchase derivatives	(8,425)	14,024	(22,449)	n/a
Other operating income	(505)	(1,033)	(528)	(51)%
Total expenses and other	170,064	184,072	(14,008)	(8)%
Other (expenses) income:
Interest expense	(9,101)	(8,794)	(307)	3%
Other, net	(42)	(110)	68	(62)%
Total other expenses	(9,143)	(8,904)	(239)	3%
(Loss) income before income taxes	(60,405)	36,386	(96,791)	(266)%
Income tax (benefit) expense	(15,343)	10,616	(25,959)	245%
Net (loss) income	$(45,062)	$25,770	$(70,832)	(275)%
Adjusted EBITDA(2)	$69,829	$69,055	$774	1%
Adjusted Net Income(2)	$11,831	$11,666	$165	1%
__________
(1)    Consists of costs related to the Macpherson Acquisition.
(2)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.

Expenses
Lease operating expenses, which do not include the effects of gas purchase hedges, increased 9% or $5 million to $60 million for the third quarter of 2023 when compared to the second quarter of 2023. The majority of this increase was the result of higher natural gas (fuel) costs of $4 million for our California steam generation facilities due to an increase in fuel prices. Lease operating expenses excluding fuel increased $1 million due to higher power costs as we incurred the higher seasonal summer rates in the third quarter of 2023.
Cost of services decreased $1 million, or 3%, to $36 million in the third quarter of 2023 due to a change in mix and volume of services.
Electricity generation expenses was relatively flat for the three months ended September 30, 2023 compared to the three months ended June 30, 2023.
Transportation expenses were comparable for the periods presented.

Gains and losses on natural gas purchase derivatives resulted in a gain of $8 million for the three months ended September 30, 2023 and a loss of $14 million for the three months ended June 30, 2023. Settlements for the three months ended September 30, 2023 and June 30, 2023 were a loss of $7 million, or $3.06 per boe, and a loss of $11 million, or $4.55 per boe, respectively. The decreased loss was due to an increase in settlement price in the third quarter of 2023 compared to the second quarter while fixed price remained the same. The mark-to-market valuation gain for the three months ended September 30, 2023 was $16 million compared to a loss of $3 million for the three months ended June 30, 2023. Because we are the fixed price payer on these natural gas swaps, generally, period to period increases (decreases) in the associated price index create valuation gains (losses).
Acquisition costs increased $1 million for the three months ended September 30, 2023 compared to the three months ended June 30, 2023, primarily due to legal and other professional expenses associated with the Macpherson Acquisition.
General and administrative expenses decreased almost $2 million, or 7%, to $21 million for the three months ended September 30, 2023, compared to the three months ended June 30, 2023 primarily due to lower expenses related to the shareholder litigation. For each of the three months ended September 30, 2023 and June 30, 2023, general and administrative expenses included non-cash stock compensation costs of approximately $3 million. We incurred non-recurring costs of approximately $1 million for the three months ended September 30, 2023 and none for the three months ended June 30, 2023.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs, decreased $2 million, or 12% for the three months ended September 30, 2023 compared to the three months ended June 30, 2023. The decrease was largely a result of lower shareholder litigation expenses. See “—Non-GAAP Financial Measures” for a reconciliation of general and administrative expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted General and Administrative Expenses.
DD&A was flat for the three months ended September 30, 2023 compared to the three months ended June 30, 2023.
Taxes, Other Than Income Taxes

	Three Months Ended		$ Change	% Change
	September 30, 2023	June 30, 2023
	(per boe)
Severance taxes	$1.47	$1.44	$0.03	2%
Ad valorem and property taxes	2.12	1.87	0.25	13%
Greenhouse gas allowances	4.14	2.50	1.64	66%
Total taxes other than income taxes	$7.73	$5.81	$1.92	33%
Taxes, other than income taxes, increased in the three months ended September 30, 2023 by $1.92 per boe, or 33%, to $7.73. The increase in the greenhouse gas (“GHG”) allowance expense was a result of higher non-cash mark-to-market prices for the allowances in the third quarter of 2023 compared to the second quarter of 2023.
Interest Expense
Interest expense was flat for the three months ended September 30, 2023, compared to the three months ended June 30, 2023.
Income Taxes
Our effective tax rate was 25% for the three months ended September 30, 2023 and 29% for the three months ended June 30, 2023. The rate in the third quarter of 2023 was due to the tax effect of the book loss in the third quarter of 2023 that included the impact of certain permanent items which are not deductible for tax purposes.

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022.

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$172,611	$203,585	$(30,974)	(15)%
Service revenue	45,511	48,594	(3,083)	(6)%
Electricity sales	3,849	9,711	(5,862)	(60)%
(Losses) gains on oil and gas sales derivatives	(103,282)	114,279	(217,561)	n/a
Marketing and other revenues	113	277	(164)	(59)%
Total revenues and other	$118,802	$376,446	$(257,644)	(68)%
Revenues and Other
Oil, natural gas and NGL sales decreased by $31 million, or 15%, to approximately $173 million for the three months ended September 30, 2023 when compared to the three months ended September 30, 2022. The variance was driven by $23 million of lower oil prices, $4 million of lower gas prices, and $4 million of lower volumes.
Service revenue decreased by $3 million to $46 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to a change in service mix and volume of services.
Electricity sales represent sales to utilities and decreased $6 million, or 60%, to $4 million for the three months ended September 30, 2023 when compared to the three months ended September 30, 2022. This decrease was due to lower sales volume from not running one of our cogeneration facilities for a portion of the third quarter of 2023.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement losses for the three months ended September 30, 2023 and September 30, 2022 were $12 million and $29 million, respectively. The quarter-over-quarter decrease in settlement losses was driven by lower oil prices relative to our derivative fixed prices in the third quarter of 2023 than that of the same period in 2022. Notional volumes were 14 mbbl/d in the third quarter of 2023 and 15 mbbl/d in the third quarter of 2022. The mark-to-market non-cash loss for the three months ended September 30, 2023 was $91 million and a gain of $143 million for the three months ended September 30, 2022. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).
Marketing and other revenues, which included third-party marketing activities, were not material for the three months ended September 30, 2023 and September 30, 2022.

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Expenses and other:
Lease operating expenses	$59,842	$79,141	$(19,299)	(24)%
Costs of services	35,806	37,628	(1,822)	(5)%
Electricity generation expenses	1,479	6,055	(4,576)	(76)%
Transportation expenses	1,089	1,277	(188)	(15)%
Acquisition costs(1)	2,082	—	2,082	100%
General and administrative expenses	20,987	23,388	(2,401)	(10)%
Depreciation, depletion and amortization	39,729	39,506	223	1%
Taxes, other than income taxes	17,980	7,335	10,645	145%
Gains on natural gas purchase derivatives	(8,425)	(28,942)	20,517	(71)%
Other operating (income) expenses	(505)	623	1,128	181%
Total expenses and other	170,064	166,011	4,053	2%
Other (expenses) income:
Interest expense	(9,101)	(7,867)	(1,234)	16%
Other, net	(42)	(24)	(18)	75%
Total other expenses	(9,143)	(7,891)	(1,252)	16%
(Loss) income before income taxes	(60,405)	202,544	(262,949)	(130)%
Income tax (benefit) expense	(15,343)	10,884	(26,227)	241%
Net (loss) income	$(45,062)	$191,660	$(236,722)	(124)%
Adjusted EBITDA(2)	$69,829	$96,981	$(27,152)	(28)%
Adjusted Net Income(2)	$11,831	$76,977	$(65,146)	(85)%
__________
(1)    Consists of costs related to the Macpherson Acquisition.
(2)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.

Expenses
Lease operating expenses, which do not include the effects of gas purchase hedges, decreased 24% or $19 million on an absolute dollar basis to $60 million for the third quarter of 2023 when compared to the third quarter of 2022. The decrease was the result of lower natural gas (fuel) costs for our California steam generation facilities due to a decline in fuel prices and reduced volume of gas purchased.
Cost of services decreased $2 million, or 5%, to $36 million for the third quarter of 2023 compared to the third quarter of 2022 primarily due to a change in mix and volume of services.
Electricity generation expenses decreased $5 million, or 76%, to $1 million for the three months ended September 30, 2023 compared to the same period in 2022 due to not running one of our cogeneration facilities a portion of the third quarter of 2023.
Gains and losses on natural gas purchase derivatives for the three months ended September 30, 2023 and September 30, 2022 resulted in a gain of $8 million and $29 million, respectively. Settlements for the three months ended September 30, 2023 were a loss of $7 million, or $3.06 per boe, and a gain of $14 million or $5.82 per boe for the three months ended September 30, 2022. The quarter-over-quarter change in settlements was due to a decline in natural gas index prices below the fixed price of settled positions. The mark-to-market non-cash gain for the three months ended September 30, 2023 and September 30, 2022 was $16 million and $15 million, respectively. Because we are the fixed price payer on these natural gas swaps, generally, period to period increases (decreases) in the associated price index create valuation gains (losses).
Transportation expenses were comparable for the periods presented.
Acquisition costs increased $2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to legal and other professional expenses associated with the Macpherson Acquisition.
General and administrative expenses decreased $2 million or 10% in the three months ended September 30, 2023 when compared to the three months ended September 30, 2022. For the three months ended September 30, 2023 and September 30, 2022, general and administrative expenses included non-cash stock compensation costs of approximately $3 million, and $4 million, respectively. We incurred non-recurring costs of $1 million for the three months ended September 30, 2023 compared to none for the three months ended September 30, 2022.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs decreased $2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was the result of cost savings initiatives that began in early 2023. See “—Non-GAAP Financial Measures” for a reconciliation of general and administrative expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted General and Administrative Expenses.
DD&A remained flat at $40 million in the three months ended September 30, 2023 when compared to the three months ended September 30, 2022.
Taxes, Other Than Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
	(per boe)
Severance taxes	$1.47	$1.45	$0.02	1%
Ad valorem and property taxes	2.12	1.48	0.64	43%
Greenhouse gas allowances	4.14	0.17	3.97	2,335%
Total taxes other than income taxes	$7.73	$3.10	$4.63	149%
Taxes, other than income taxes increased 149% to $7.73 per boe for the three months ended September 30, 2023, compared to $3.10 per boe for the three months ended September 30, 2022. The GHG allowance expense increase was due to higher non-cash mark-to-market prices for the allowances in the third quarter of 2023. The increase in ad valorem and property taxes was due to an increase in property values when compared to the three months ended September 30, 2022.
Interest Expense
Interest expense increased $1 million, or 16%, in the three months ended September 30, 2023 when compared to the three months ended September 30, 2022 as we had higher working capital borrowings on the RBL Facility in 2023.

Income Taxes
Our effective tax rate was approximately 25% for the three months ended September 30, 2023 compared to approximately 5% for the three months ended September 30, 2022. The rate in the third quarter of 2023 was impacted by the book loss in the third quarter of 2023, which included the impact of certain permanent items that are not deductible for tax purposes. The rate in the third quarter of 2022 was impacted by the changes in the valuation allowance recorded against the deferred tax assets.
Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022.

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$496,671	$654,007	$(157,336)	(24)%
Service revenue	137,808	134,608	3,200	2%
Electricity sales	12,372	22,549	(10,177)	(45)%
Losses on oil and gas sales derivatives	(43,912)	(88,237)	44,325	(50)%
Marketing and other revenues	194	731	(537)	(73)%
Total revenues and other	$603,133	$723,658	$(120,525)	(17)%
Revenues and Other
Oil, natural gas and NGL sales decreased $157 million, or 24%, to $497 million for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022. The variance was driven by a $134 million decrease in oil prices and a $25 million decrease in volumes, partially offset by a $2 million increase in gas prices.
Service revenue increased $3 million, or 2%, to $138 million for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022, due to rate increases, which were effective in late 2022 to offset a portion of cost inflation, partially offset by a change in mix and volume of services.
Electricity sales, which represent sales to utilities, decreased $10 million, or 45%, to $12 million for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022. The decrease was primarily due to lower sales volume as a result of not running one of our cogeneration facilities for most of 2023.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement losses for the nine months ended September 30, 2023 and September 30, 2022 were $22 million and $110 million, respectively. The period-over-period decrease in settlement losses was driven by a narrower spread between the settled derivative fixed prices and index oil prices in the nine months ended September 30, 2023 compared to the same period in 2022. The mark-to-market non-cash loss was $22 million for the nine months ended September 30, 2023 and a gain of $22 million for the nine months ended September 30, 2022. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).
Marketing and other revenues were not material for the nine months ended September 30, 2023 and September 30, 2022.

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Expenses and other:
Lease operating expenses	$249,384	$214,720	$34,664	16%
Costs of services	108,988	107,809	1,179	1%
Electricity generation expenses	5,252	16,640	(11,388)	(68)%
Transportation expenses	3,226	3,543	(317)	(9)%
Marketing expenses	—	299	(299)	(100)%
Acquisition costs(1)	3,054	—	3,054	100%
General and administrative expenses	75,144	69,513	5,631	8%
Depreciation, depletion and amortization	119,605	117,338	2,267	2%
Taxes, other than income taxes	42,147	25,154	16,993	68%
Losses (gains) on natural gas purchase derivatives	4,989	(47,335)	52,324	n/a
Other operating (income) expenses	(1,824)	4,745	(6,569)	138%
Total expenses and other	609,965	512,426	97,539	19%
Other (expenses) income:
Interest expense	(25,732)	(23,271)	(2,461)	11%
Other, net	(227)	(79)	(148)	187%
Total other expenses	(25,959)	(23,350)	(2,609)	11%
(Loss) income before income taxes	(32,791)	187,882	(220,673)	(117)%
Income tax (benefit) expense	(7,640)	9,678	(17,318)	179%
Net (loss) income	$(25,151)	$178,204	$(203,355)	(114)%
Adjusted EBITDA(2)	$198,221	$302,440	$(104,219)	(34)%
Adjusted Net Income(2)	$28,804	$150,015	$(121,211)	(81)%
__________
(1)    Consists of costs related to the Macpherson Acquisition.
(2)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.

Expenses
Lease operating expenses, which do not include the effects of gas purchase hedges, increased 16%, or $35 million, on an absolute dollar basis to $249 million for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022. Approximately 68% of this increase was the result of higher natural gas (fuel) prices for our California steam facilities. Lease operating expenses excluding fuel increased $11 million due to higher power costs and weather-related outside services and lease maintenance expenses.
Cost of services increased $1 million, or 1%, to $109 million in the nine months ended September 30, 2023, due to annual wage increases and higher staffing levels. Cost of services in the nine months ended September 30, 2022 consisted entirely of costs from the well servicing and abandonment business.
Electricity generation expenses decreased $11 million to $5 million for the nine months ended September 30, 2023 compared to the same period in 2022 due to lower volumes sold as a result of not running one of our cogeneration facilities for most of 2023. Fuel costs included in electricity generation expenses exclude the effects of natural gas derivative settlements.

Gains and losses on natural gas purchase derivatives for the nine months ended September 30, 2023 and September 30, 2022 consisted of a loss of $5 million and a gain of $47 million, respectively. The settlement gain for the nine months ended September 30, 2023 was $37 million, or $5.39 per boe, compared to a gain of $26 million, or $3.58 per boe, for the same period in 2022, driven by higher gas prices relative to the fixed prices of settled positions in 2023 compared to that of 2022. The mark-to-market valuation for the nine months ended September 30, 2023 was a loss of $42 million compared to a gain of $22 million for the same period in 2022 due to lower futures prices relative to our derivative fixed prices at September 30, 2023 compared to those at September 30, 2022. Because we are the fixed price payer on these natural gas swaps, generally, period to period increases (decreases) in the associated price index create valuation gains (losses).
Transportation expenses were comparable for the periods presented.
Marketing expenses were not material for the periods presented.
Acquisition costs increased $3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, to the legal and professional expenses associated with the Macpherson Acquisition.
General and administrative expenses increased $6 million, or 8%, to approximately $75 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2023 and September 30, 2022, general and administrative expenses included non-cash stock compensation costs of approximately $11 million and $12 million, respectively. We incurred non-recurring costs of $9 million for the nine months ended September 30, 2023, related to executive transition costs, workforce reduction costs and shareholder litigation expenses. Non-recurring costs were not significant in the same period in 2022.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs, decreased $1 million, or 3%, to $56 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to cost saving initiatives implemented in early 2023. See “—Non-GAAP Financial Measures” for a reconciliation of general and administrative expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted General and Administrative Expenses.
DD&A increased $2 million, or 2%, to $120 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to an increase in depletion rates.
Taxes, Other Than Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
	(per boe)
Severance taxes	$1.56	$1.42	$0.14	10%
Ad valorem and property taxes	2.06	1.49	0.57	38%
Greenhouse gas allowances	2.50	0.60	1.90	317%
Total taxes other than income taxes	$6.12	$3.51	$2.61	74%
Taxes, other than income taxes increased 74% to $6.12 per boe for the nine months ended September 30, 2023 compared to $3.51 per boe for the nine months ended September 30, 2022. GHG allowance expense increased due to higher non-cash mark-to-market prices for the allowances compared to the same period in 2022. Ad valorem taxes increased due to additional wells coming online and an increase in property values. Severance taxes increased due to an increase in the California conservation tax rate, partially offset by utilization of Utah tax credits.

Other Operating (Income) Expenses
For the nine months ended September 30, 2023, other operating income was $2 million and mainly consisted of net property tax refunds from prior periods and a net gain on equipment sales. For the nine months ended September 30, 2022, other operating expenses were $5 million and mainly consisted of over $2 million in royalty audit charges incurred prior to our emergence and restructuring in 2017 and approximately $2 million loss on the divestiture of the Piceance properties.
Interest Expense
Interest expense increased $2 million, or 11%, in the nine months ended September 30, 2023 compared to the same period in 2022 as a result of higher working capital borrowings on the RBL Facility in 2023.
Income Taxes
Our effective tax rate was approximately 23% for the nine months ended September 30, 2023, compared to 5% for the nine months ended September 30, 2022, respectively. The rate for the nine months ended September 30, 2023 was impacted by the book loss in the third quarter of 2023, which included the impact of certain permanent items that are not deductible for tax purposes. The rate for the nine months ended September 30, 2022 was impacted by changes in the valuation allowance recorded against deferred tax assets.
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

	Three Months Ended
	September 30, 2023	June 30, 2023	$ Change	% Change
	(per boe)
Expenses from field operations
Lease operating expenses	$25.73	$23.17	$2.56	11%
Electricity generation expenses	0.64	0.54	0.10	19%
Transportation expenses	0.47	0.46	0.01	2%
Total	$26.84	$24.17	$2.67	11%

Cash settlements paid for gas purchase hedges	$3.06	$4.56	$(1.50)	(33)%

E&P non-production revenues
Electricity sales	$1.65	$1.30	$0.35	27%
Transportation sales	0.05	0.02	0.03	150%
Total	$1.70	$1.32	$0.38	29%

	Three Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change
	(per boe)
Expenses from field operations
Lease operating expenses	$25.73	$33.40	$(7.67)	(23)%
Electricity generation expenses	0.64	2.56	(1.92)	(75)%
Transportation expenses	0.47	0.54	(0.07)	(13)%
Total	$26.84	$36.50	$(9.66)	(26)%

Cash settlements paid (received) for gas purchase hedges	$3.06	$(5.82)	$8.88	(153)%

E&P non-production revenues
Electricity sales	$1.65	$4.10	$(2.45)	(60)%
Transportation sales	0.05	0.12	(0.07)	(58)%
Total	$1.70	$4.22	$(2.52)	(60)%

	Nine Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change
	(per boe)
Expenses from field operations
Lease operating expenses	$36.28	$29.99	$6.29	21%
Electricity generation expenses	0.76	2.32	(1.56)	(67)%
Transportation expenses	0.47	0.49	(0.02)	(4)%
Marketing expenses	—	0.04	(0.04)	(100)%
Total	$37.51	$32.84	$4.67	14%

Cash settlements received for gas purchase hedges	$(5.39)	$(3.58)	$(1.81)	51%

E&P non-production revenues
Electricity sales	$1.80	$3.15	$(1.35)	(43)%
Transportation sales	0.03	0.06	(0.03)	(50)%
Marketing revenues	—	0.04	(0.04)	(100)%
Total	$1.83	$3.25	$(1.42)	(44)%

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

We define Adjusted Free Cash Flow, which is a non-GAAP financial measure, as cash flow from operations less regular fixed dividends and maintenance capital. Maintenance capital represents the capital expenditures needed to maintain substantially the same volume of annual oil and gas production and is defined as capital expenditures, excluding, when applicable, E&P capital expenditures that are related to strategic business expansion, such as acquisitions of oil and gas properties and any exploration and development activities to increase production beyond the prior year’s annual production volumes and capital expenditures in our well servicing and abandonment and corporate segments that are related to ancillary sustainability initiatives or other expenditures that are discretionary and unrelated to maintenance of our core business. Management believes Adjusted Free Cash Flow may be useful in an investor analysis of our ability to generate cash from operating activities from our existing oil and gas asset base after maintaining the existing production volumes of that asset base to return capital to stockholders, fund further business expansion through acquisitions or investments in our existing asset base to increase production volumes and pay other non-discretionary expenses. Management also uses Adjusted Free Cash Flow as the primary metric to plan for future growth and expects to use approximately (a) 80% of Adjusted Free Cash Flow for debt repurchases, stock repurchases, strategic growth, and acquisitions of producing bolt-on assets and (b) 20% in the form of variable dividends.
Adjusted Free Cash Flow does not represent the total increase or decrease in our cash balance, and it should not be inferred that the entire amount of Adjusted Free Cash Flow is available for variable dividends, debt or share repurchases, strategic acquisitions or other growth opportunities, or other discretionary expenditures, since we have mandatory debt service requirements and other non-discretionary expenditures that are not deducted from this measure.
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

The following tables present reconciliations of the GAAP financial measures of net income (loss) and net cash provided (used) by operating activities to the non-GAAP financial measure of Adjusted EBITDA, as applicable, for each of the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Adjusted EBITDA reconciliation:
Net (loss) income	$(45,062)	$25,770	$191,660	$(25,151)	$178,204
Add (Subtract):
Interest expense	9,101	8,794	7,867	25,732	23,271
Income tax (benefit) expense	(15,343)	10,616	10,884	(7,640)	9,678
Depreciation, depletion and amortization	39,729	39,755	39,506	119,605	117,338
Losses (gains) on derivatives	94,857	(6,847)	(143,221)	48,901	40,902
Net cash (paid) received for scheduled derivative settlements	(19,432)	(12,524)	(14,739)	15,511	(84,519)
Other operating (income) expenses	(505)	(1,033)	623	(1,824)	4,745
Stock compensation expense	3,018	3,552	4,401	11,336	12,623
Acquisition costs(1)	2,082	972	—	3,054	—
Non-recurring costs(2)	1,384	—	—	8,697	198
Adjusted EBITDA	$69,829	$69,055	$96,981	$198,221	$302,440

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Adjusted EBITDA reconciliation:
Net cash provided by operating activities	$55,320	$62,538	$95,762	$119,639	$255,534
Add (Subtract):
Cash interest payments	15,065	1,004	14,493	30,457	29,481
Cash income tax payments	2,087	670	321	2,757	2,805
Non-recurring costs(2)	1,384	—	—	8,697	198
Changes in operating assets and liabilities - working capital(3)	(3,032)	6,065	(14,151)	39,778	9,557
Other operating (income) expenses - cash portion(4)	(995)	(1,222)	556	(3,107)	4,865
Adjusted EBITDA	$69,829	$69,055	$96,981	$198,221	$302,440
__________
(1)    Consists of costs related to the Macpherson Acquisition.
(2)    In 2023, non-recurring costs included executive transition costs and workforce reduction costs in the first quarter, and costs related to the settlement of shareholder litigation in the third quarter. In 2022, non-recurring costs included legal and professional service expenses related to acquisition and divestiture activity in the first quarter.
(3)    Changes in other assets and liabilities consists of working capital and various immaterial items.
(4)    Represents the cash portion of other operating (income) expenses from the income statement, net of the non-cash portion in the cash flow statement.

The following table presents a reconciliation of the GAAP financial measure of operating cash flow to the non-GAAP financial measure of Adjusted Free Cash Flow for each of the periods indicated. We use Adjusted Free Cash Flow for our shareholder return model, which began in 2022.

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Adjusted Free Cash Flow reconciliation:
Net cash provided by operating activities(1)	$55,320	$62,538	$95,762	$119,639	$255,534
Subtract:
Maintenance capital(2)	(10,833)	(19,625)	(38,312)	(49,730)	(96,883)
Fixed dividends(3)	(9,080)	(9,139)	(4,726)	(27,409)	(14,688)
Adjusted Free Cash Flow	$35,407	$33,774	$52,724	$42,500	$143,963
__________
(1)    On a consolidated basis.
(2)    Maintenance capital is the capital required to keep annual production substantially flat, and is calculated as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Consolidated capital expenditures(a)	$(13,596)	$(21,895)	$(40,817)	$(56,124)	$(102,523)
Excluded items(b)	2,763	2,270	2,505	6,394	5,640
Maintenance capital	$(10,833)	$(19,625)	$(38,312)	$(49,730)	$(96,883)
__________
(a)    Capital expenditures include capitalized overhead and interest and excludes acquisitions and asset retirement spending.
(b)    Comprised of the capital expenditures in our E&P segment that are related to strategic business expansion, such as acquisitions of oil and gas properties and any exploration and development activities to increase production beyond the prior year’s annual production volumes and capital expenditures in our well servicing and abandonment segment and corporate expenditures that are related to ancillary sustainability initiatives or other expenditures that are discretionary and unrelated to maintenance of our core business. For the three months ended September 30, 2023, June 30, 2023, and September 30, 2022, we excluded approximately $2.1 million, $1.3 million, and $1.7 million of capital expenditures related to our well servicing and abandonment segment, respectively, which was substantially all used for sustainability initiatives or other expenditures that are discretionary and unrelated to maintenance of our core business. For the three months ended September 30, 2023, June 30, 2023, and September 30, 2022, we excluded approximately $0.7 million, $0.9 million, and $0.8 million of corporate capital expenditures, respectively, which we determined was not related to the maintenance of our baseline production. For the nine months ended September 30, 2023 and 2022, we excluded approximately $4.4 million and $3.4 million of capital expenditures related to our well servicing and abandonment segment, which was substantially all used for sustainability initiatives or other expenditures that are discretionary and unrelated to maintenance of our core business. For the nine months ended September 30, 2023 and 2022, we excluded approximately $2.0 million and $2.3 million, respectively, of corporate capital expenditures, which we determined was not related to the maintenance of our baseline production.
(3)    Represents fixed dividends declared for the periods presented.

The following table presents a reconciliation of the GAAP financial measures of net income (loss) and net income (loss) per share — diluted to the non-GAAP financial measures of Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per share — diluted for each of the periods indicated.

	Three Months Ended
	September 30, 2023		June 30, 2023		September 30, 2022
	(in thousands)	per share - diluted	(in thousands)	per share - diluted	(in thousands)	per share - diluted
Adjusted Net Income (Loss) reconciliation:
Net (loss) income	$(45,062)	$(0.58)	$25,770	$0.33	$191,660	$2.34
Add (Subtract):
Losses (gains) on derivatives	94,857	1.22	(6,847)	(0.09)	(143,221)	(1.75)
Net cash (paid) received for scheduled derivative settlements	(19,432)	(0.25)	(12,524)	(0.16)	(14,739)	(0.18)
Other operating (income) expenses	(505)	(0.01)	(1,033)	(0.01)	623	0.01
Acquisition costs(1)	2,082	0.03	972	0.01	—	—
Non-recurring costs(2)	1,384	0.02	—	—	—	—
Total additions (subtractions), net	78,386	1.01	(19,432)	(0.25)	(157,337)	(1.92)
Income tax (benefit) expense of adjustments(3)	(21,493)	(0.28)	5,328	0.07	42,654	0.52
Adjusted Net Income	$11,831	$0.15	$11,666	$0.15	$76,977	$0.94

Basic EPS on Adjusted Net Income	$0.16		$0.15		$0.99
Diluted EPS on Adjusted Net Income	$0.15		$0.15		$0.94

Weighted average shares of common stock outstanding - basic	75,662		76,721		78,044
Weighted average shares of common stock outstanding - diluted	77,606		79,285		82,045
__________
(1)    Consists of costs related to the Macpherson Acquisition.
(2)    Consists of costs related to the settlement of shareholder litigation.
(3)    The federal and state statutory rates were utilized in both 2023 and 2022. We updated the disclosure in 2022 to reflect the 2022 statutory rate, instead of the effective tax rate previously utilized.

	Nine Months Ended
	September 30, 2023		September 30, 2022
	(in thousands)	per share - diluted	(in thousands)	per share - diluted
Adjusted Net Income (Loss) reconciliation:
Net (loss) income	$(25,151)	$(0.32)	$178,204	$2.13
Add (Subtract):
Losses on derivatives	48,901	0.63	40,902	0.49
Net cash received (paid) for scheduled derivative settlements	15,511	0.20	(84,519)	(1.01)
Other operating (income) expenses	(1,824)	(0.03)	4,745	0.06
Acquisition costs(1)	3,054	0.04	—	—
Non-recurring costs(2)	8,697	0.11	198	—
Total additions (subtractions), net	74,339	0.95	(38,674)	(0.46)
Income tax expense of adjustments(3)	(20,384)	(0.26)	10,485	0.13
Adjusted Net Income	$28,804	$0.37	$150,015	$1.80

Basic EPS on Adjusted Net Income	$0.38		$1.89
Diluted EPS on Adjusted Net Income	$0.37		$1.80

Weighted average shares of common stock outstanding - basic	76,163		79,304
Weighted average shares of common stock outstanding - diluted	78,090		83,472
__________
(1)    Consists of costs related to the Macpherson Acquisition.
(2)    In 2023, non-recurring costs included executive transition costs and workforce reduction costs in the first quarter, and costs related to the settlement of shareholder litigation in the third quarter. In 2022, non-recurring costs included legal and professional service expenses related to acquisition and divestiture activity in the first quarter.
(3)    The federal and state statutory rates were utilized in both 2023 and 2022. We updated the disclosure in 2022 to reflect the 2022 statutory rate, instead of the effective tax rate previously utilized.

The following table presents a reconciliation of the GAAP financial measure of general and administrative expenses to the non-GAAP financial measure of Adjusted General and Administrative Expenses for each of the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Adjusted General and Administrative Expense reconciliation:
General and administrative expenses	$20,987	$22,488	$23,388	$75,144	$69,513
Subtract:
Non-cash stock compensation expense (G&A portion)	(2,840)	(3,379)	(4,281)	(10,838)	(12,250)
Non-recurring costs(1)	(1,384)	—	—	(8,697)	(198)
Adjusted general and administrative expenses	$16,763	$19,109	$19,107	$55,609	$57,065

Well servicing and abandonment segment	$2,910	2,958	3,324	$8,994	$9,679

E&P segment, and corporate	$13,853	$16,151	$15,783	$46,615	$47,386
E&P segment, and corporate ($/boe)	$5.96	$6.84	$6.66	$6.78	$6.62

Total mboe	2,326	2,361	2,369	6,874	7,160
__________
(1)    In 2023, non-recurring costs included executive transition costs and workforce reduction costs in the first quarter, and costs related to the settlement of shareholder litigation in the third quarter. In 2022, non-recurring costs included legal and professional service expenses related to acquisition and divestiture activity in the first quarter.

Liquidity and Capital Resources
As of September 30, 2023, we had liquidity of $163 million, consisting of $17 million cash, $133 million available for borrowings under our 2021 RBL Facility and $13 million available for borrowings under our 2022 ABL Facility (as defined below). We also have $400 million in aggregate principal amount of 7% senior unsecured notes due February 2026 (the “2026 Notes”) outstanding as further discussed below. Based on current commodity prices and our drilling success rate to date, we expect to be able to fund the remainder of our 2023 capital development programs from cash flow from operations.
In early February 2023, we updated our shareholder return model, including the plan to double our quarterly fixed dividend to $0.12 per share. We also modified the allocations of Adjusted Free Cash Flow. Our goal is to continue maximizing shareholder value through overall returns. In 2023, the annual cumulative allocation of Adjusted Free Cash Flow is intended to be (a) 80% primarily in the form of debt repurchases, stock repurchases, strategic growth, and acquisitions of producing bolt-on assets; and (b) 20% in the form of variable dividends. Any dividends (fixed or variable) actually paid will be determined by our Board of Directors in light of then existing conditions and circumstances, including our earnings, financial condition, restrictions in financing agreements, business conditions and other factors. From time to time we consider bolt-on acquisitions, which may be used to maintain our existing production volumes and could be at least partially funded out of maintenance capital, or may support strategic growth, in which case they would be funded from the 80% portion of our target Adjusted Free Cash Flow. Consistent with our shareholder return model, Berry views the Macpherson Acquisition, in part, as a means of maintaining base production and expects to reallocate $30 to $35 million of planned 2023 capital expenditures to the purchase price, which will be deducted from Adjusted Free Cash Flow in 2023, as part of our maintenance capital for 2023. The remainder of the purchase price will be allocated from Adjusted Free Cash Flow consistent with our shareholder return model allocation. A portion of the closing price was initially funded by drawing down the 2021 RBL Credit Facility.
Adjusted Free Cash Flow does not represent the total increase or decrease in our cash balance, and it should not be inferred that the entire amount of Adjusted Free Cash Flow is available for variable dividends, debt or share repurchases, strategic acquisitions or other growth opportunities, or other discretionary expenditures, since we have non-discretionary expenditures that are not deducted from this measure. Adjusted Free Cash Flow is a non-GAAP financial measure. See “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for a reconciliation of the GAAP financial measure of operating cash flow, our most directly comparable financial measure calculated and presented in accordance with GAAP, to the non-GAAP financial measure of Adjusted Free Cash Flow.
We currently believe that our liquidity, capital resources and existing cash will be sufficient to conduct our business and operations for at least the next 12 months. In the longer term, if oil prices were to significantly decline and remain weak, we may not be able to continue to generate the same level of Adjusted Free Cash Flow we are currently generating and our liquidity and capital resources may not be sufficient to conduct our business and operations until commodity prices recover. Please see Part II, Item 1A “Risk Factors” of this Quarterly Report and Part I, Item 1A “Risk Factors” of our most recent Annual Report for a discussion of known material risks, many of which are beyond our control, that could adversely impact our business, liquidity, financial condition, and results of operations.

2021 RBL Facility
The borrowing base under the 2021 RBL Facility is redetermined semi-annually, and the borrowing base redeterminations generally become effective each May and November, although the borrower and the lenders may each make one interim redetermination between scheduled redeterminations. On May 10, 2023, Berry Corp, as a guarantor, and Berry LLC, as borrower, entered into the Fourth Amendment to Credit Agreement (the “Amendment”) pursuant to which, among other things, the requisite lenders under the 2021 RBL Facility agreed to (i) maintain the aggregate elected commitment amounts at $200 million, (ii) decrease the borrowing base from $250 million to $200 million, which constituted a redetermination of the borrowing base that was scheduled to occur on or about May 1, 2023 pursuant to the terms of the Credit Facility, (iii) decrease the maximum consolidated leverage ratio by 0.25x to 2.75x for fiscal quarters ending June 30, 2023 and thereafter and (iv) amend the minimum hedging covenant to specify the floor price set forth in the Amendment but without any modification to the minimum volumes required to be hedged.
As of September 30, 2023, the 2021 RBL Facility had a $500 million revolving commitment and the aforementioned $200 million borrowing base and aggregate elected commitment and a $20 million sublimit for the issuance of letters of credit (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). Availability under the 2021 RBL Facility may not exceed the lesser of the aggregate elected commitments or the borrowing base less outstanding advances and letters of credit. The 2021 RBL Facility matures on August 26, 2025, unless terminated earlier in accordance with the 2021 RBL Facility terms. The 2021 RBL Facility is available to us for general corporate purposes, including working capital.
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
The 2021 RBL Facility requires us to maintain on a consolidated basis as of each quarter-end (i) a leverage ratio of not more than 2.75 to 1.0 and (ii) a current ratio of not less than 1.0 to 1.0. As of September 30, 2023, we were in compliance with all of the debt covenants.
The 2021 RBL Facility also contains other customary affirmative and negative covenants, as well as events of default and remedies. If we do not comply with the financial and other covenants in the 2021 RBL Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the 2021 RBL Facility and terminate the commitments thereunder.
As of September 30, 2023, we had $57 million borrowings outstanding, $10 million in letters of credit outstanding and approximately $133 million of available borrowing capacity under the 2021 RBL Facility. As of October 31, 2023, we reduced the borrowings to $49 million.
2022 ABL Facility
Subject to satisfaction of customary conditions precedent to borrowing, as of September 30, 2023, C&J and C&J Management could borrow up to the lesser of (x) $15 million and (y) the borrowing base under the 2022 ABL Facility, with a letter of credit subfacility for the issuance of letters of credit in an aggregate amount not to exceed $7.5 million (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). The “borrowing base” is an amount equal to 80% of the balance due on eligible accounts receivable, subject to reserves that the lender may implement in its reasonable discretion. As of September 30, 2023, the borrowing base was $15 million. Interest on the outstanding principal amount of the revolving loans under the 2022 ABL Facility accrues at a per annum rate equal to 1.25% in excess of The Wall Street Journal Prime Rate. The “Wall Street Journal Prime Rate” is the variable rate of interest, on a per annum basis, which is announced and/or published in the “Money Rates” section of The Wall Street Journal from time to time as its “Prime Rate”. The rate will be redetermined whenever The Wall Street Journal Prime Rate changes. Interest is due quarterly, in arrears. The 2022 ABL Facility matures on June 5, 2025, unless terminated in accordance with the 2022 ABL Facility terms.
The 2022 ABL Facility requires CJWS to comply with the following financial covenants (i) maintain on a consolidated basis a ratio of total liabilities to tangible net worth of no greater than 1.5 to 1.0 at any time; (ii) reduce the amount of revolving advances outstanding under the 2022 ABL Facility to not more than 90% of the lesser of (a) the maximum revolving advance amount or (b) the borrowing base, as of the lender’s close of business on the last day of each fiscal quarter; and (iii) maintain net income before taxes of not less than $1.00 as of each fiscal year end. As of September 30, 2023, CJWS was in compliance with all of the debt covenants.
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
As of September 30, 2023, CJWS had no borrowings and $2 million letters of credit outstanding with $13 million of available borrowing capacity under the 2022 ABL Facility.
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
The indenture governing the 2026 Notes contains customary covenants and events of default (in some cases, subject to grace periods). We were in compliance with all covenants under the 2026 Notes as of September 30, 2023.
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
As of October 31, 2023, we had the following crude oil production and gas purchases hedges.

	Q4 2023	FY 2024	FY 2025	FY 2026
Brent - Crude Oil production
Swaps
Hedged volume (bbls)	1,407,600	5,426,817	1,847,125	645,768
Weighted-average price ($/bbl)	$77.61	$77.82	$75.21	$69.43
Sold Calls(1)
Hedged volume (bbls)	368,000	732,000	2,486,127	1,251,500
Weighted-average price ($/bbl)	$106.00	$105.00	$91.11	$85.53
Purchased Puts (net)(2)
Hedged volume (bbls)	552,000	1,281,000	365,000	—
Weighted-average price ($/bbl)	$50.00	$50.00	$50.00	$—
Purchased Puts (net)(2)
Hedged volume (bbls)	—	—	2,121,127	1,251,500
Weighted-average price ($/bbl)	$—	$—	$60.00	$60.00
Sold Puts (net)(2)
Hedged volume (bbls)	154,116	183,000	—	—
Weighted-average price ($/bbl)	$40.00	$40.00	$—	$—
Henry Hub - Natural Gas purchases
NWPL - Natural Gas purchases
Swaps
Hedged volume (mmbtu)	3,680,000	10,980,000	6,080,000	—
Weighted-average price ($/mmbtu)	$5.34	$4.21	$4.27	$—
Gas Basis Differentials
NWPL/HH - Natural Gas Purchases
Hedged volume (mmbtu)	610,000	—	—	—
Weighted-average price ($/mmbtu)	$1.12	$—	$—	$—
__________
(1)    Purchased calls and sold calls with the same strike price have been presented on a net basis.
(2)    Purchased puts and sold puts with the same strike price have been presented on a net basis.

The following table summarizes the historical results of our hedging activities.

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Crude Oil (per bbl):
Realized sales price, before the effects of derivative settlements	$78.89	$70.68	$89.54	$74.72	$95.83
Effects of derivative settlements	$(5.76)	$(0.81)	$(13.13)	$(3.38)	$(16.81)
Realized sales price, after the effects of derivatives	$73.13	$69.87	$76.41	$71.34	$79.02
Purchased Natural Gas (per mmbtu):
Purchase price, before the effects of derivative settlements	$4.18	$3.44	$8.16	$9.22	$7.24
Effects of derivative settlements	$1.43	$2.20	$(2.53)	$(2.56)	$(1.53)
Purchase price, after the effects of derivatives settlements	$5.61	$5.64	$5.63	$6.66	$5.71
Cash Dividends
In February 2023, the Board of Directors declared regular fixed cash dividends of $0.06 per share, as well as variable cash dividends of $0.44 per share which was based on the results of the fourth quarter of 2022, for a total of $0.50 per share, which was paid in March 2023. In April 2023, the Board of Directors declared a $0.12 per share regular fixed cash dividend based on the results of the first quarter of 2023, which was paid in May 2023. In July 2023, the Board of Directors declared a $0.12 per share regular fixed cash dividend, as well as a variable dividend of $0.02 based on the results for the six months ended June 30, 2023, which was paid in August 2023. In October 2023, the Board of Directors approved a $0.12 per share regular fixed cash dividend, as well as a variable dividend of $0.09 based on the results of the third quarter of 2023, each of which is expected to be paid in November 2023.
The following table represents the regular fixed cash dividends on our common stock and variable dividends approved by our Board of Directors in 2023.

	First Quarter	Second Quarter	Third Quarter	Year-to-Date
Fixed Dividends	$0.12	$0.12	$0.12	$0.36
Variable Dividends(1)	—	0.02	0.09	0.11
Total	$0.12	$0.14	$0.21	$0.47
__________
(1)    Variable Dividends are declared the quarter following the period of results (the period used to determine the variable divided based on the shareholder return model). The table notes total dividends earned in each quarter. In October 2023, the Board of Directors approved a $0.09 variable dividend based on the results for the three months ended September 30, 2023.
The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon the Company’s future earnings, financial condition, capital requirements and other factors.

Stock Repurchase Program
The Company did not repurchase any shares during the three months ended September 30, 2023. For the nine months ended September 30, 2023, we repurchased 1.4 million shares (all in the second quarter) for approximately $10 million. As of September 30, 2023, the Company had repurchased a total of 11,949,247 shares under the stock repurchase program for approximately $114 million in aggregate. As previously disclosed, the Company implemented a shareholder return model in early 2022, for which the Company intends to allocate a portion of Adjusted Free Cash Flow to opportunistic share repurchases.
In February 2023, the Board of Directors approved an increase of $102 million to the Company’s stock repurchase authorization bringing the Company’s remaining share authority to $200 million. As of September 30, 2023, the Company’s remaining total share repurchase authority is $190 million. The Board’s authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions, subject to market conditions and other factors, up to the aggregate amount authorized by the Board. The Board’s authorization has no expiration date.
Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means, as determined in the Company’s sole discretion. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors. Purchases may be commenced or suspended at any time without notice and do not obligate the company to purchase shares during any period or at all. Any shares repurchased are reflected as treasury stock and any shares acquired will be available for general corporate purposes.
Macpherson Acquisition
In July 2023, we executed an agreement to acquire Macpherson Energy, a privately held Kern County, California operator and we closed the acquisition in September 2023. The total purchase price is approximately $70 million, subject to customary purchase price adjustments. The transaction was structured such that approximately $53 million has been paid at closing, including purchase price adjustments, and approximately $20 million will be paid in July 2024, subject to purchase price adjustments.
Consistent with our shareholder return model, Berry views this acquisition, in part, as a means of maintaining base production and expects to reallocate $30 to $35 million of planned 2023 capital expenditures to the purchase price, which will be deducted from maintenance capital in Adjusted Free Cash Flow for 2023. The remainder of the purchase price will be allocated from Adjusted Free Cash Flow consistent with our shareholder return model allocation. A portion of the closing price was initially funded by drawing down the 2021 RBL Credit Facility.
The Macpherson Energy assets are considered high-quality, low decline oil producing properties that are closely located to existing Berry properties in rural Kern County, California. These assets also align with Berry’s stated strategy of acquiring accretive, producing bolt-ons. Macpherson Energy is reported under the E&P business segment.

Statements of Cash Flows

The following is a comparative cash flow summary:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash:
Provided by operating activities	$119,639	$255,534
Used in investing activities	(126,450)	(109,664)
Used in financing activities	(22,239)	(119,680)
Net (decrease) increase in cash and cash equivalents	$(29,050)	$26,190
Operating Activities
Cash provided by operating activities decreased for the nine months ended September 30, 2023 by approximately $136 million when compared to the nine months ended September 30, 2022, primarily due to a decrease in revenue of $168 million (excluding CJWS), a decrease in working capital of $27 million, an increase in operating expenses of $23 million (excluding CJWS), an increase in taxes other than income taxes of $17 million and an increase in general and administrative expenses of $11 million (excluding CJWS), partially offset by an increase in derivative settlements received of $100 million, a decrease in other operating expenses (income) of $7 million, and an increase of $3 million related to net margin for CJWS.
Investing Activities
The following provides a comparative summary of cash flows from investing activities:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Capital expenditures:
Capital expenditures	$(56,124)	$(102,523)
Changes in capital expenditures accruals	(10,431)	14,129
Acquisitions, net of cash received	(59,895)	(21,270)
Net cash used in investing activities	$(126,450)	$(109,664)
Cash used in investing activities increased $17 million for the nine months ended September 30, 2023 when compared to the same period in 2022, primarily due to cash used for the Macpherson Acquisition of $51 million (net of cash received), offset by a decrease in cash used for capital expenditures and related accruals of $22 million and a $12 million decrease in cash used for acquisitions, net of cash received.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2023 was primarily for dividends paid of $62 million, for the purchase of treasury stock of $10 million, and for taxes on equity awards of $7 million, offset by $57 million in borrowings under the 2021 RBL credit facility. Cash used in financing activities in the same period in 2022 was primarily for dividends paid of $74 million, for the purchase of treasury stock of $42 million, and for taxes on equity awards of $4 million.

Balance Sheet Analysis
The changes in our balance sheet from December 31, 2022 to September 30, 2023 are discussed below.

	September 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$17,200	$46,250
Accounts receivable, net	$102,794	$101,713
Derivative instruments assets - current and long-term	$—	$36,443
Other current assets	$37,697	$33,725
Property, plant & equipment, net	$1,390,543	$1,359,813
Deferred income taxes asset - long-term	$54,133	$42,844
Other noncurrent assets	$11,558	$10,242
Accounts payable and accrued expenses	$173,900	$203,101
Derivative instruments liabilities - current and long-term	$72,127	$44,748
Long-term debt	$453,667	$395,735
Asset retirement obligations - long-term	$159,764	$158,491
Other noncurrent liabilities	$46,348	$28,470
Stockholders’ equity	$708,119	$800,485
See “—Liquidity and Capital Resources” for discussions about the changes in cash and cash equivalents.
The $4 million increase in other current assets was due to an increase of approximately $7 million in materials inventory purchases, partially offset by a $3 million decrease for the amortization of prepaid expenses.
The $31 million increase in property, plant and equipment was primarily due to an increase of year-to-date capital investment of $56 million and approximately $86 million in acquisition activity, partially offset by accumulated depreciation of $111 million.
The $11 million increase in deferred income taxes - long term was primarily due to the tax effect of the book loss in the third quarter.
The $29 million decrease in accounts payable and accrued expenses included decreases of $36 million in accrued expenses primarily for fuel gas purchases, $14 million in royalties payable and $6 million due to interest payments exceeding accrued interest, partially offset by an increase of $18 million for the discounted amount due in July 2024 for the Macpherson Acquisition, an increase of $5 million in taxes, other than income taxes, an increase of $3 million in trade payables and $1 million in the operating lease liability.
The $64 million increase in net derivative liability, which includes the derivative asset, is due to the increase in the net liability of $8 million at December 31, 2022 to $72 million as of September 30, 2023. Changes to mark-to-market derivative values at the end of each period result from differences in the forward curve prices relative to the contract fixed prices, changes in positions held and settlements received and paid throughout the periods.
The $58 million increase in long-term debt largely reflected borrowings on our 2021 RBL Facility made in connection with the Macpherson Acquisition as of September 30, 2023.
The $1 million increase in the long-term portion of the asset retirement obligations from $158 million at December 31, 2022 to $160 million at September 30, 2023 was due to $9 million of accretion expense and an increase of $7 million of liabilities from the Macpherson Acquisition, largely offset by $15 million of liabilities settled during the period.

The $18 million increase in other noncurrent liabilities was due to price increases related to greenhouse gas allowances.
The $92 million decrease in stockholders’ equity was due to $62 million of common stock dividends declared, $25 million in net loss, $10 million in purchases of treasury stock, and $7 million of shares withheld for payment of taxes on equity awards, partially offset by $12 million of stock-based equity awards, net of taxes.
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
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at September 30, 2023 and December 31, 2022. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of September 30, 2023, we are not aware of material indemnity claims pending or threatened against us.
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

On July 31, 2023, the parties executed a Memorandum of Understanding memorializing an agreement-in-principle to settle all claims in the Securities Class Action for an aggregate sum of $2.5 million. On September 18, 2023, the plaintiffs and Defendants executed a Stipulation and Agreement of Settlement, and the plaintiffs filed a motion seeking preliminary approval of the settlement. On October 18, 2023, the Court granted that motion, issuing a preliminary approval order and scheduling a final settlement approval hearing for February 6, 2024. The parties will now move forward with the notice and approval process, which is expected to include, among other things, the February 6, 2024 final approval hearing, an opt-out process, and opportunities for class members to object to the settlement. The Defendants continue to maintain that the claims are without merit and admit no liability in connection with the settlement.
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

Contractual Obligations
The following is a summary of our commitments and contractual obligations as of September 30, 2023:

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Off-Balance Sheet arrangements:(1)
Transportation contracts(2)	$84,145	11,517	18,987	16,165	37,476
Other purchase obligations(3)	17,100	—	17,100	—	—
Total contractual obligations	$101,245	$11,517	$36,087	$16,165	$37,476
__________
(1)    These commitments and contractual obligations are expected to be funded by our cash flow from operations.
(2)    Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure pipeline transportation of natural gas to market and between markets, as well as gathering and processing of natural gas.
(3)    Amounts include a drilling commitment in California, for which we are required to drill 57 wells with a minimum commitment of $17.1 million by June 2025. In September 2023, the drilling commitment was amended to defer 28 of those wells to be drilled by December 2024 (previously required to be drilled by October 1, 2023), and the remaining 29 wells to be drilled by June 2025 (previously required to be drilled by June 1, 2024).
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
•risks related to the Macpherson Acquisition, including the risk that we may fail to successfully integrate the assets into our operations, identify risks or liabilities associated with Macpherson Energy, its operations or assets, or realize any anticipated benefits or growth;
•the imposition of tariffs or trade or other economic sanctions, political instability or armed conflict in oil and gas producing regions, including the ongoing conflict in Ukraine, the recent Israel-Hamas conflict, or a prolonged recession, among other factors;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2023, there have been no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations (incorporating Item 7A)- Quantitative and Qualitative Disclosures About Market Risk, in the 2022 Annual Report, except as discussed below.
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
We determine the fair value of our oil and gas sales and natural gas purchase derivatives using valuation techniques which utilize market quotes and pricing analysis. Inputs include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. We validate data provided by third parties by understanding the valuation inputs used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets. At September 30, 2023, the fair value of our hedge positions was a net liability of approximately $72 million. A 10% increase in the oil and natural gas index prices above the September 30, 2023 prices would result in a net liability of approximately $167 million; conversely, a 10% decrease in the oil and natural gas index prices below the September 30, 2023 prices would result in a net asset of approximately $9 million. For additional information about derivative activity, see Note 3, Derivatives, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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

Item 4. Controls and Procedures
Our Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, they each concluded that our disclosure controls and procedures were effective as of September 30, 2023.
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
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2023 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On July 31, 2023, the parties executed a Memorandum of Understanding memorializing an agreement-in-principle to settle all claims in the Securities Class Action for an aggregate sum of $2.5 million. On September 18, 2023, the plaintiffs and Defendants executed a Stipulation and Agreement of Settlement, and the plaintiffs filed a motion seeking preliminary approval of the settlement. On October 18, 2023, the Court granted that motion, issuing a preliminary approval order and scheduling a final settlement approval hearing for February 6, 2024. The parties will now move forward with the notice and approval process, which is expected to include, among other things, the February 6, 2024 final approval hearing, an opt-out process, and opportunities for class members to object to the settlement. The Defendants continue to maintain that the claims are without merit and admit no liability in connection with the settlement.
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
Other Matters
For additional information regarding legal proceedings, see Note 4 to the condensed consolidated financial statements in Part I of this Form 10-Q and Note 5 to our consolidated financial statements for the year ended December 31, 2022 included in the Annual Report.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading “Item 1A. Risk Factors” in our most recent Annual Report and “Item 1A. Risk Factors” in our Quarterly Report for the three months ended June 30, 2023.
Recent action by the state of California imposing additional financial assurance requirements related to plugging and abandonment costs, decommissioning, and site restoration on those who acquire the right to operate wells and production facilities could impact our ability to sell or acquire assets in the state of California or increase our costs in connection with the same.

On October 7, 2023, the California Governor signed into law Assembly Bill 1167 (AB 1167), which imposes more stringent financial assurance requirements on persons who acquire the right to operate a well or production facility in the state of California, requiring them to file a bond in an amount determined by the state to sufficiently cover plugging and abandonment costs, decommissioning, and site restoration. AB 1167 prohibits the transfer of operatorship of a well or production facility until a determination on the appropriate bond amount has been completed by the state and the bond has been filed. We are still assessing the impact of AB 1167. In addition, although AB 1167 has been signed into law, Governor Newsom has called for further legislative changes to these new requirements to mitigate against the potential risk of the implementation of AB 1167 ultimately increasing the number of orphaned wells becoming state liabilities in California. However, we cannot predict what form these changes may ultimately take or if the legislature will act on the Governor’s request. Implementation of this law may lead to the delay or additional costs with respect to acquisitions or dispositions, which could impact our ability to grow or explore new strategic areas - or exit others - within the state of California.

The Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act both impose climate-related reporting obligations including greenhouse gas emissions which could result in additional costs for compliance, restrictions on our access to capital, and increased litigation and reputational risk.

Governor Newsom signed the Climate Corporate Data Accountability Act (“CCDAA”), or Senate Bill 253 (SB 253), into law on October 7, 2023, alongside the Climate-Related Financial Risk Act (“CRFRA”), or Senate Bill 261 (SB 261). The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-related Financial Disclosures recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s climate-related disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of $500 million. Reporting under both laws would begin in 2026, though the Governor of California has directed further consideration of the implementation deadlines for each of the laws. Currently, we are still assessing the potential impacts of these laws; however, implementation may result in additional costs to comply with these disclosure requirements as well as increased costs of and restrictions on access to capital if our disclosures are not perceived as meeting applicable third-party verification of GHG emissions and climate-related criteria. Separately, enhanced climate-related disclosure requirements could lead to reputational or other harm to our relationships with customers, regulators, investors or other stakeholders. In addition, we may also face increased litigation risks arising from enhanced climate-related disclosure requirements relating to alleged damages resulting from GHG emissions from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent complexity of multiple, overlapping GHG reporting regulations with respect to calculating and reporting GHG emissions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
Stock Repurchase Program
The Company did not repurchase any shares during the three months ended September 30, 2023. For the nine months ended September 30, 2023, we repurchased 1.4 million shares (all in the second quarter) for approximately $10 million. As of September 30, 2023, the Company had repurchased a total of 11,949,247 shares under the stock repurchase program for approximately $114 million in aggregate, which is 16% of outstanding shares. As previously disclosed, the Company implemented a shareholder return model in early 2022, for which the Company intends to allocate a portion of Adjusted Free Cash Flow to opportunistic share repurchases.
In February 2023, the Board of Directors approved an increase of $102 million to the Company’s stock repurchase authorization bringing the Company’s remaining share authority to $200 million. As of September 30, 2023, the Company’s remaining total share repurchase authority is $190 million. The Board’s authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions, subject to market conditions and other factors, up to the aggregate amount authorized by the Board. The Board’s authorization has no expiration date.
Repurchases may be made from time to time in the open market, in privately negotiated transactions or by other means, as determined in the Company’s sole discretion. The manner, timing and amount of any purchases will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors. Purchases may be commenced or suspended at any time without notice and do not obligate the company to purchase shares during any period or at all. Any shares repurchased are reflected as treasury stock and any shares acquired will be available for general corporate purposes.

Item 5. Other Information

(c) Trading Plans
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Berry Corporation (bry)
(Registrant)

Date:	November 1, 2023	/s/ Fernando Araujo
Fernando Araujo
Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2023	/s/ M. S. Helm
Michael S. Helm
Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)