Form 10-Q
period 2024-06-30
Berry Corp (bry)
filed 2024-08-09
CIK 1705873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Shares of common stock outstanding as of August 6, 2024          76,938,994

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,688	$4,835
Accounts receivable, net of allowance for doubtful accounts of $655 at June 30, 2024 and December 31, 2023	82,017	86,918
Derivative instruments	—	5,288
Other current assets	38,784	43,759
Total current assets	127,489	140,800
Noncurrent assets:
Oil and natural gas properties	1,925,855	1,906,134
Accumulated depletion and amortization	(663,214)	(592,621)
Total oil and natural gas properties, net	1,262,641	1,313,513
Other property and equipment	170,285	167,767
Accumulated depreciation	(83,333)	(74,668)
Total other property and equipment, net	86,952	93,099
Deferred income taxes	45,915	30,308
Derivative instruments	—	5,463
Other noncurrent assets	9,912	10,975
Total assets	$1,532,909	$1,594,158
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$168,426	$213,401
Derivative instruments	36,119	9,781
Total current liabilities	204,545	223,182
Noncurrent liabilities:
Long-term debt	433,656	427,993
Derivative instruments	19,827	959
Deferred income taxes	—	2,344
Asset retirement obligations	178,980	176,578
Other noncurrent liabilities	22,941	5,126
Commitments and Contingencies - Note 4
Stockholders' equity:
Common stock ($0.001 par value; 750,000,000 shares authorized; 88,942,805 and 87,671,241 shares issued; and 76,938,994 and 75,667,430 shares outstanding, at June 30, 2024 and December 31, 2023, respectively)	89	88
Additional paid-in-capital	782,993	819,157
Treasury stock, at cost (12,003,811 shares at June 30, 2024 and December 31, 2023, respectively)	(113,768)	(113,768)
Retained earnings	3,646	52,499
Total stockholders' equity	672,960	757,976
Total liabilities and stockholders' equity	$1,532,909	$1,594,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$168,781	$157,703	$335,099	$324,060
Services revenue	31,155	47,674	62,838	92,297
Electricity sales	3,691	3,078	7,934	8,523
(Losses) gains on oil and gas sales derivatives	(5,844)	20,871	(77,044)	59,370
Other revenues	36	36	103	81
Total revenues and other	197,819	229,362	328,930	484,331
Expenses and other:
Lease operating expenses	53,989	54,707	114,686	189,542
Costs of services	25,021	37,083	52,325	73,182
Electricity generation expenses	552	1,273	1,645	3,773
Transportation expenses	1,039	1,096	2,098	2,137
Acquisition costs	1,394	972	4,011	972
General and administrative expenses	18,881	22,488	39,115	54,157
Depreciation, depletion, and amortization	42,843	39,755	85,674	79,876
Impairment of oil and gas properties	43,980	—	43,980	—
Taxes, other than income taxes	12,674	13,707	28,363	24,167
Losses on natural gas purchase derivatives	2,642	14,024	7,123	13,414
Other operating (income)	(3,204)	(1,033)	(3,337)	(1,319)
Total expenses and other	199,811	184,072	375,683	439,901
Other expenses:
Interest expense	(10,050)	(8,794)	(19,190)	(16,631)
Other, net	(53)	(110)	(136)	(185)
Total other expenses	(10,103)	(8,904)	(19,326)	(16,816)
(Loss) income before income taxes	(12,095)	36,386	(66,079)	27,614
Income tax (benefit) expense	(3,326)	10,616	(17,226)	7,703
Net (loss) income	$(8,769)	$25,770	$(48,853)	$19,911

Net (loss) income per share:
Basic	$(0.11)	$0.34	$(0.64)	$0.26
Diluted	$(0.11)	$0.33	$(0.64)	$0.25
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Six-Month Period Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	(in thousands)
December 31, 2022	$86	$821,443	$(103,739)	$82,695	$800,485
Shares withheld for payment of taxes on equity awards and other	—	(4,260)	—	—	(4,260)
Stock-based compensation	—	4,989	—	—	4,989
Issuance of common stock	2	—	—	—	2
Dividends declared on common stock, $0.50/share	—	—	—	(42,421)	(42,421)
Net loss	—	—	—	(5,859)	(5,859)
March 31, 2023	88	822,172	(103,739)	34,415	752,936
Shares withheld for payment of taxes on equity awards and other	—	(2,612)	—	—	(2,612)
Stock-based compensation	—	3,770	—	—	3,770
Purchases of treasury stock	—	—	(10,029)	—	(10,029)
Dividends declared on common stock, $0.12/share	—	—	—	(9,260)	(9,260)
Net income	—	—	—	25,770	25,770
June 30, 2023	$88	$823,330	$(113,768)	$50,925	$760,575

	Six-Month Period Ended June 30, 2024
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	(in thousands)
December 31, 2023	$88	$819,157	$(113,768)	$52,499	$757,976
Shares withheld for payment of taxes on equity awards and other	—	(5,257)	—	—	(5,257)
Stock-based compensation	—	616	—	—	616
Issuance of common stock	1	—	—	—	1
Dividends declared on common stock, $0.26/share	—	(24,408)	—	—	(24,408)
Net loss	—	—	—	(40,084)	(40,084)
March 31, 2024	89	790,108	(113,768)	12,415	688,844
Stock-based compensation	—	2,118	—	—	2,118
Dividends declared on common stock, $0.12/share	—	(9,233)	—	—	(9,233)
Net loss	—	—	—	(8,769)	(8,769)
June 30, 2024	$89	$782,993	$(113,768)	$3,646	$672,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(48,853)	$19,911
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	85,674	79,876
Amortization of debt issuance costs	1,393	1,288
Impairment of oil and gas properties	43,980	—
Stock-based compensation expense	2,375	8,318
Deferred income taxes	(17,951)	7,033
Other operating expenses	44	793
Derivative activities:
Total losses (gains)	84,167	(45,956)
Cash settlements (paid) received on derivatives	(28,209)	34,943
Changes in assets and liabilities:
Decrease in accounts receivable	4,927	17,179
Decrease in other assets	5,849	244
(Decrease) in accounts payable and accrued expenses	(47,898)	(56,722)
Increase (decrease) in other liabilities	12,666	(2,588)
Net cash provided by operating activities	98,164	64,319
Cash flows from investing activities:
Capital expenditures:
Capital expenditures	(59,261)	(42,528)
Changes in capital expenditures accruals	4,147	(8,564)
Acquisitions, net of cash received	(6,033)	(7,329)
Net cash used in investing activities	(61,147)	(58,421)
Cash flows from financing activities:
Borrowings under 2021 RBL credit facility	342,500	200,000
Repayments on 2021 RBL credit facility	(337,500)	(175,000)
Dividends paid on common stock	(33,640)	(51,681)
Purchase of treasury stock	—	(10,029)
Shares withheld for payment of taxes on equity awards and other	(5,257)	(6,872)
Debt issuance cost	(1,267)	—
Net cash used in financing activities	(35,164)	(43,582)
Net increase (decrease) in cash and cash equivalents	1,853	(37,684)
Cash and cash equivalents:
Beginning	4,835	46,250
Ending	$6,688	$8,566
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 1—Basis of Presentation
“Berry Corp.” refers to Berry Corporation (bry), a Delaware corporation, which is the sole member of each of its Delaware limited liability company subsidiaries: (1) Berry Petroleum Company, LLC (“Berry LLC”), which owns Macpherson Energy, LLC (“Macpherson Energy”) and its subsidiaries; (2) CJ Berry Well Services Management, LLC (“C&J Management”) and (3) C&J Well Services, LLC, (“C&J,” together with C&J Management, “CJWS”). As the context may require, the “Company,” “we,” “our” or similar words in this report refer to, Berry Corp., together with its subsidiaries, Berry LLC, C&J Management, and C&J.
Nature of Business
We are a western United States independent upstream energy company with a focus on onshore, low geologic risk, low decline, long-lived oil and gas reserves. We operate in two business segments: (i) exploration and production (“E&P”) and (ii) well servicing and abandonment. Our E&P assets are located in California and Utah, are characterized by high oil content and are predominantly located in rural areas with low population. Our California assets are in the San Joaquin basin (100% oil), while our Utah assets are in the Uinta basin (60% oil and 40% gas). We operate our well servicing and abandonment segment in California.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2—Debt
The following table summarizes our outstanding debt:

	June 30, 2024	December 31, 2023	Interest Rate	Maturity	Security
	(in thousands)
2021 RBL Facility	$36,000	$31,000	variable rates 10.50% (2024) and 10.50% (2023)	August 26, 2025	Mortgage on 90% of Present Value of proven oil and gas reserves and lien on certain other assets
2022 ABL Facility	—	—	variable rates 9.75% (2024) and 9.75% (2023)	June 5, 2027	CJWS property and certain other assets
2026 Notes	400,000	400,000	7.0%	February 15, 2026	Unsecured
Long-Term Debt - Principal Amount	436,000	431,000
Less: Debt Issuance Costs	(2,344)	(3,007)
Long-Term Debt, net	$433,656	$427,993
Deferred Financing Costs
We incurred legal and bank fees related to the issuance of debt. At June 30, 2024 and December 31, 2023, debt issuance costs reported in “other noncurrent assets” on the balance sheet were approximately (i) $2 million and $3 million, respectively, net of amortization, for the Credit Agreement, dated as of August 26, 2021, among Berry Corp, as a guarantor, Berry LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent and an issuing bank, and each of the lenders from time to time party thereto (as amended, restated, modified or otherwise supplemented from time to time, the “2021 RBL Facility”) and (ii) an immaterial amount, net of amortization, for the Revolving Loan and Security Agreement, dated as of August 9, 2022, among C&J and C&J Management, as borrowers, and Tri Counties Bank, as lender (as amended, restated, supplemented or otherwise modified from time to time, the “2022 ABL Facility”). At June 30, 2024 and December 31, 2023, debt issuance costs, net of amortization, for the unsecured notes due February 2026 (the “2026 Notes”) reported in “Long-Term Debt, net” on the balance sheet were approximately $2 million and $3 million, respectively.
For each of the three and six month periods ended June 30, 2024 and 2023, the amortization expense for the 2021 RBL Facility, the 2022 ABL Facility and the 2026 Notes, combined, was approximately $1 million. The amortization of debt issuance costs is presented in “interest expense” on the condensed consolidated statements of operations.
Fair Value
Our debt is recorded at the carrying amount on the balance sheets. The carrying amounts of the 2021 RBL Facility and the 2022 ABL Facility approximate fair value because the interest rates are variable and reflect market rates. The 2021 RBL Facility and 2022 ABL Facility are Level 2 in the fair value hierarchy. The fair value of the 2026 Notes was approximately $395 million and $391 million at June 30, 2024 and December 31, 2023, respectively. The 2026 Notes are Level 1 in the fair value hierarchy.
2021 RBL Facility
The 2021 RBL Facility provides for a revolving loan with up to $500 million of commitment, subject to a borrowing base and an aggregate elected commitment amount. The borrowing base under the 2021 RBL Facility is redetermined semi-annually, and the borrowing base redeterminations generally become effective each May and November, although the borrower and the lenders may each make one interim redetermination between scheduled redeterminations.
As of June 30, 2024, the 2021 RBL Facility had a $500 million revolving commitment, a $200 million borrowing base, a $200 million aggregate elected commitment amount and a $20 million sublimit for the issuance of letters of credit (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). Availability under the 2021 RBL Facility may not exceed the lesser of the aggregate elected commitment amount or the borrowing base less outstanding advances and letters of credit. The 2021 RBL Facility matures on August 26, 2025, unless terminated earlier in accordance with the terms of the 2021 RBL Facility. The 2021 RBL Facility is available to us for general corporate purposes, including working capital.
If we are not able to extend the maturity date of the 2021 RBL Facility, the 2021 RBL Facility will be classified as current debt as of August 26, 2024. The failure to repay the 2021 RBL Facility promptly following any such reclassification to current debt could result in a going concern qualification with respect to our annual audited financial statements. We may not be successful in refinancing, repaying or extending the maturity of our 2026 Notes or our 2021 RBL Facility, and any such refinancing may not be obtainable on terms favorable to us. If we are not able to refinance the 2026 Notes or extend the maturity date of the 2021 RBL Facility, the 2021 RBL Facility and the 2026 Notes will be classified as current debt as of August 26, 2024 and February 15, 2025, respectively.
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
The 2021 RBL Facility provides that, to the extent we incur unsecured indebtedness, including any amounts raised in the future, the borrowing base will be reduced by an amount equal to 25% of the amount of such unsecured debt. In addition, the 2021 RBL Facility requires us to maintain on a consolidated basis as of each quarter-end (i) a leverage ratio of not more than 2.75 to 1.0 and (ii) a current ratio of not less than 1.0 to 1.0. As of June 30, 2024, we were in compliance with all of covenants under the 2021 RBL Facility.
The 2021 RBL Facility also contains other customary affirmative and negative covenants, as well as events of default and remedies. If we do not comply with the financial and other covenants in the 2021 RBL Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the 2021 RBL Facility and terminate the commitments thereunder.
The 2021 RBL Facility is guaranteed by Berry Corp. and certain of its subsidiaries. Each future subsidiary of Berry Corp., with certain exceptions, is required to guarantee our obligations and obligations of the other guarantors under the 2021 RBL Facility and under certain hedging transactions and banking services arrangements. The lenders under the 2021 RBL Facility hold a mortgage on at least 90% of the present value of our proven oil and gas reserves. The obligations of Berry LLC and the guarantors are also secured by liens on substantially all of our personal property, subject to customary exceptions. C&J and C&J Management do not guarantee the Revolving Credit Facility or grant any liens on their assets to secure any obligations under the 2021 RBL Facility.

On July 30, 2024, we entered into a letter agreement to amend the 2021 RBL Facility to extend the permitted tenor of certain commodity hedging agreements which we may enter into, from a tenor not to exceed 48 months to a tenor not to exceed 60 months.
As of June 30, 2024, we had $36 million borrowings outstanding, $9 million in letters of credit outstanding and approximately $155 million of available borrowing capacity under the 2021 RBL Facility. As of July 31, 2024, we reduced our borrowings outstanding under the 2021 RBL Facility to $28 million.
2022 ABL Facility

Subject to satisfaction of customary conditions precedent to borrowing, as of June 30, 2024, C&J and C&J Management could borrow up to the lesser of (x) $10 million and (y) the borrowing base under the 2022 ABL Facility, with a letter of credit subfacility for the issuance of letters of credit in an aggregate amount not to exceed $7.5 million (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). The “borrowing base” is an amount equal to 80% of the balance due on eligible accounts receivable, subject to reserves that the lender may implement in its reasonable discretion. As of June 30, 2024, the borrowing base was $10 million. Interest on the outstanding principal amount of the revolving loans under the 2022 ABL Facility accrues at a per annum rate equal to 1.25% in excess of the variable rate of interest, on a per annum basis, which is announced and/or published in the “Money Rates” section of The Wall Street Journal from time to time as its “Prime Rate”. Interest is due quarterly, in arrears. In June 2024, we entered into the Third Amendment to Revolving Loan and Security Agreement and Amendment to Other Loan Documents which, among other things, extended the maturity of the 2022 ABL Facility from June 5, 2025 to June 5, 2027, unless terminated earlier in accordance with the terms of the 2022 ABL Facility.
The 2022 ABL Facility requires C&J and C&J Management to comply with the following financial covenants: (i) maintain on a consolidated basis a ratio of total liabilities to tangible net worth of no greater than 1.5 to 1.0 at any time; (ii) reduce the amount of revolving advances outstanding under the 2022 ABL Facility to not more than 90% of the lesser of (a) the maximum revolving advance amount or (b) the borrowing base, as of the lender’s close of business on the last day of each fiscal quarter; and (iii) maintain net income before taxes of not less than $1.00 as of each fiscal year end. As of June 30, 2024, each of C&J and C&J Management was in compliance with all of the covenants under the 2022 ABL Facility.

The 2022 ABL Facility also contains other customary affirmative and negative covenants, as well as events of default and remedies. If C&J or C&J Management does not comply with the financial and other covenants in the 2022 ABL Facility, the lender may, subject to customary cure rights, require immediate payment of all amounts outstanding under the 2022 ABL Facility and terminate the commitment thereunder. The obligations of C&J and C&J Management under the 2022 ABL Facility are guaranteed by C&J Management and C&J, respectively, and are secured by liens on substantially all of the personal property of C&J and C&J Management, subject to customary exceptions. The obligations of C&J and C&J Management under the 2022 ABL Facility are not guaranteed by Berry Corp. or Berry LLC and Berry Corp. and Berry LLC do not and are not required to provide any credit support for such obligations.

As of June 30, 2024, each of C&J and C&J Management had no borrowings and $3 million letters of credit outstanding with $7 million of available borrowing capacity under the 2022 ABL Facility.
Senior Unsecured Notes Due February 2026
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
The indenture governing the 2026 Notes contains customary covenants and events of default (in some cases, subject to grace periods). We were in compliance with all covenants under the 2026 Notes as of June 30, 2024.
If we are not able to refinance the 2026 Notes, the 2026 Notes will be classified as current debt as of February 15, 2025. The failure to repay the 2026 Notes promptly following any such reclassification to current debt could result in a going concern qualification with respect to our annual audited financial statements. We may not be successful in refinancing, repaying or extending the maturity of our 2026 Notes or our 2021 RBL Facility, and any such refinancing may not be obtainable on terms favorable to us. If we are not able to refinance the 2026 Notes or extend the maturity date of the 2021 RBL Facility, the 2021 RBL Facility and the 2026 Notes will be classified as current debt as of August 26, 2024 and February 15, 2025, respectively.
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
Note 3—Derivatives
We utilize derivatives, such as swaps, puts, calls and collars, to hedge a portion of our forecasted oil and gas production and gas purchases to reduce exposure to fluctuations in oil and natural gas prices, which addresses our market risk. In addition to satisfying the oil hedging requirements of the 2021 RBL Facility, which specifies the volume and types of our hedges, we target covering our operating expenses and a majority of our fixed charges, which includes capital needed to sustain production levels, as well as interest and fixed dividends as applicable, with the oil and gas sales hedges generally for a period of up to three years out. Additionally, we target fixing the price for a large portion of our natural gas purchases used in our steam operations for up to three years. We have also entered into gas transportation contracts to help reduce the price fluctuation exposure, however these do not qualify as hedges. We also, from time to time, have entered into agreements to purchase a portion of the natural gas we require for our operations, which we do not record at fair value as derivatives because they qualify for normal purchases and normal sales exclusions. We had no such transactions in the periods presented.
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
For some of our options we paid or received a premium at the time the positions were created and for others, the premium payment or receipt is deferred until the time of settlement. As of June 30, 2024, we have net payable deferred premiums of approximately $1 million, which is reflected in the mark-to-market valuation and will be payable through December 31, 2024.
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
As of June 30, 2024, we had the following crude oil production and gas purchases hedges.

	Q3 2024	Q4 2024	FY 2025	FY 2026	FY 2027
Brent - Crude Oil production
Swaps
Hedged volume (bbls)	1,481,749	1,438,656	4,859,125	2,312,268	722,000
Weighted-average price ($/bbl)	$76.88	$76.93	$76.08	$71.61	$71.48
Sold Calls(1)
Hedged volume (bbls)	92,000	92,000	296,127	1,251,500	318,500
Weighted-average price ($/bbl)	$105.00	$105.00	$88.69	$85.53	$80.03
Purchased Puts (net)(2)
Hedged volume (bbls)	322,000	322,000	—	—	—
Weighted-average price ($/bbl)	$50.00	$50.00	$—	$—	$—
Purchased Puts (net)(2)
Hedged volume (bbls)	—	—	296,127	1,251,500	318,500
Weighted-average price ($/bbl)	$—	$—	$60.00	$60.00	$65.00
Sold Puts (net)(2)
Hedged volume (bbls)	46,000	46,000	—	—	—
Weighted-average price ($/bbl)	$40.00	$40.00	$—	$—	$—
NWPL - Natural Gas purchases(3)
Swaps
Hedged volume (mmbtu)	3,680,000	3,680,000	13,380,000	3,040,000	—
Weighted-average price ($/mmbtu)	$3.96	$3.96	$4.27	$4.26	$—
__________
(1)    Purchased calls and sold calls with the same strike price have been presented on a net basis.
(2)    Purchased puts and sold puts with the same strike price have been presented on a net basis.
(3)    The term “NWPL” is defined as Northwest Rocky Mountain Pipeline.
In addition to the table above, in July and August 2024, we added the following sold oil swaps (Brent) for each of the following years: approximately 250 bbl/d at $75.35 for 2025, approximately 900 bbl/d at $72.86 for 2026, approximately 6,400 bbl/d at $70.40 for 2027, approximately 6,500 bbl/d at $68.36 for 2028, and approximately 2,000 bbl/d at $67.44 for 2029.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Our commodity derivatives are measured at fair value using industry-standard models with various inputs including publicly available underlying commodity prices and forward curves, and all are classified as Level 2 in the required fair value hierarchy for the periods presented. These commodity derivatives are subject to counterparty netting. The following tables present the fair values (gross and net) of our outstanding derivatives as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$10,680	$(10,680)	$—
Commodity Contracts	Non-current assets	10,717	(10,717)	—
Liabilities:
Commodity Contracts	Current liabilities	(46,799)	10,680	(36,119)
Commodity Contracts	Non-current liabilities	(30,544)	10,717	(19,827)
Total derivatives		$(55,946)	$—	$(55,946)

	December 31, 2023
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$26,230	$(20,942)	$5,288
Commodity Contracts	Non-current assets	28,992	(23,529)	5,463
Liabilities:
Commodity Contracts	Current liabilities	(30,723)	20,942	(9,781)
Commodity Contracts	Non-current liabilities	(24,488)	23,529	(959)
Total derivatives		$11	$—	$11
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Losses) Gains on Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Realized (losses) gains on commodity derivatives:
Realized (losses) on oil sales derivatives	$(9,801)	$(1,770)	$(14,483)	$(9,208)
Realized (losses) gains on natural gas purchase derivatives	(9,314)	(10,754)	(13,726)	44,151
Total realized (losses) gains on derivatives	$(19,115)	$(12,524)	$(28,209)	$34,943

Unrealized gains (losses) on commodity derivatives:
Unrealized gains (losses) on oil sales derivatives	$3,957	$22,641	$(62,561)	$68,578
Unrealized gains (losses) on natural gas purchase derivatives	6,672	(3,270)	6,603	(57,565)
Total unrealized gains (losses) on derivatives	$10,629	$19,371	$(55,958)	$11,013
Total (losses) gains on derivatives	$(8,486)	$6,847	$(84,167)	$45,956

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 4—Commitments and Contingencies
In the normal course of business, we, or our subsidiaries, are the subject of, or party to, pending or threatened legal proceedings, contingencies and commitments involving a variety of matters that seek, or may seek, among other things, compensation for alleged personal injury, breach of contract, false claims, property damage or other losses, punitive damages, fines and penalties, remediation costs, or injunctive or declaratory relief.
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at June 30, 2024 and December 31, 2023. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of June 30, 2024, we are not aware of material indemnity claims pending or threatened against us.
Securities Litigation Matters
In November 2020, a putative securities class action (the “Securities Class Action”) was filed in the United States District Court for the Northern District of Texas, claiming that Berry Corp. and certain of its current and former directors and officers violated the Securities Act of 1933 and the Exchange Act of 1934 by allegedly making false and misleading statements between the IPO and November 3, 2020, and in the IPO offering materials, about the Company’s permits and permitting processes.
While the motion for class certification was still pending before the court, the parties reached an agreement-in-principle to settle all claims in the Securities Class Action for an aggregate sum of $2.5 million. Following notice to the class and an opt-out and objection process, the Court granted final approval of the settlement on February 6, 2024, and terminated the case. The Defendants continue to maintain that the claims were without merit and admitted no liability in connection with the settlement.
While the Securities Class Action is now concluded, certain related shareholder derivative actions remain pending. On October 20, 2022, a shareholder derivative lawsuit (the “Assad Lawsuit”) was filed in the United States District Court for the Northern District of Texas by putative stockholder George Assad, allegedly on behalf of the Company, that piggy-backs on the Securities Class Action and is currently pending before the same court. The derivative complaint names certain current and former officers and directors as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the Securities Class Action. The derivative complaint also alleges claims for unjust enrichment as against all defendants, and claims for contribution and indemnification under Sections 10(b) and 21D of the Exchange Act. On January 27, 2023, the court granted the parties’ joint stipulated request to stay the Assad Lawsuit pending resolution of the Securities Class Action.

On January 20, 2023, a second shareholder derivative lawsuit (the “Karp Lawsuit,” together with the Assad Lawsuit, the “Shareholder Derivative Actions”) was filed, this time in the United States District Court for the District of Delaware, by putative stockholder Molly Karp, allegedly on behalf of the Company, again piggy-backing on the Securities Class Action. This complaint, similar to the Assad Lawsuit, is brought against certain current and former officers and directors of the Company, asserting breach of fiduciary duty, aiding and abetting, and contribution claims based on the defendants allegedly having caused or failed to prevent the securities violations alleged in the Securities Class Action. In addition, the complaint asserts a claim under Section 14(a) of the Exchange Act, alleging that Berry’s 2022 proxy statement was false and misleading in that it suggested the Company’s internal controls were sufficient and the Board of Directors was adequately overseeing material risks facing the Company when, according to the derivative plaintiff, that was not the case. On February 13, 2023, the court granted the parties’ joint stipulated request to stay the Karp Lawsuit pending further developments in the Securities Class Action.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The settlement of the Securities Class Action did not resolve the Shareholder Derivative Actions, which remain pending. The defendants continue to believe the claims in the Shareholder Derivative Actions are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome. At this time, we are unable to estimate the probability or the amount of liability, if any, related to these matters.

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

Commitments

We have entered into contracts to purchase GHG compliance instruments totaling $22 million, of which $7 million will be delivered and paid in the fourth quarter 2024 and the remaining $15 million of these instruments will be delivered and paid in 2025.

Note 5—Equity
Cash Dividends
In the first quarter of 2024, our Board of Directors declared a fixed cash dividend of $0.12 per share, as well as a variable cash dividend of $0.14 per share which was based on the results of the fourth quarter of 2023, for a total of $0.26 per share, which we paid in March 2024. In April 2024, the Board of Directors approved a fixed cash dividend totaling $0.12 per share, which was paid in May 2024. In July 2024, the Board of Directors approved a fixed cash dividend of $0.12 per share and a variable cash dividend of $0.05 per share, based on the results for the six months ended June 30, 2024, for a total of $0.17 per share, which is expected to be paid in August 2024.
Stock Repurchase Program
The Company did not repurchase any shares during the three and six months ended June 30, 2024. As of June 30, 2024, the Company had repurchased a total of 11.9 million shares, cumulatively, under the stock repurchase program for approximately $114 million in aggregate. According to the shareholder return model, the Company may allocate a portion of Adjusted Free Cash Flow, a non-GAAP measure, to opportunistic share repurchases.
As of June 30, 2024, the Company’s remaining total share repurchase authority approved by the Board of Directors was $190 million. The Board of Directors’ authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions or by other means, subject to market conditions and other factors, up to the aggregate amount authorized by the Board of Directors. The Board of Directors authorization has no expiration date.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The RSUs awarded in March 2024 are solely time-based awards. Of the PSUs awarded in March 2024, (a) 50% of such will vest, if at all, at the earned performance level, based on the Company’s absolute total stockholder return (“TSR”) performance metric, which is defined as the capital gains per share of stock plus cumulative dividends and (b) 50% of such will vest, if at all, at the earned performance level, based on the relative TSR performance metric, which is defined as the capital gains per share of stock plus cumulative dividends, with TSR measured on a relative basis to the TSR of the 47 exploration and production companies in the Vanguard World Fund - Vanguard Energy ETF Index plus the S&P SmallCap 600 Value Index (collectively, the “Peer Group”) during the performance period. Depending on the results achieved during the three-year performance period, the actual number of shares that a grant recipient earns at the end of the performance period may range from 0% to 200% of the target number of PSUs granted.
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

	June 30, 2024	December 31, 2023
	(in thousands)
Prepaid expenses	$7,192	$12,330
Materials and supplies	18,087	17,021
Deposits	8,342	9,012
Oil inventories	3,931	4,098
Other	1,232	1,298
Total other current assets	$38,784	$43,759
Noncurrent assets
Other noncurrent assets at June 30, 2024 was approximately $10 million, which mainly included $6 million of operating lease right-of-use assets, net of amortization and $3 million of deferred financing costs, net of amortization. At December 31, 2023, other non-current assets was approximately $11 million, which included $8 million of operating lease right-of-use assets, net of amortization and $3 million of deferred financing costs, net of amortization.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accounts payable and accrued expenses on the condensed consolidated balance sheets included the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Accounts payable - trade	$19,499	$31,184
Deferred acquisition payable(1)	20,000	18,999
Accrued expenses	51,533	55,663
Royalties payable	16,897	28,179
Greenhouse gas liability - current portion(2)	17,538	37,945
Taxes other than income tax liability	7,902	6,488
Accrued interest	12,599	11,999
Asset retirement obligations - current portion	20,000	20,000
Operating lease liability	2,458	2,944
Total accounts payable and accrued expenses	$168,426	$213,401
__________
(1)    The remaining payable of $20 million, for the acquisition of Macpherson Energy, as of June 30, 2024. The amount was paid in July 2024.
(2)    Includes $7 million to be paid in 2024 and the remainder in 2025.

Noncurrent liabilities
The increase of approximately $2 million in the long-term portion of the asset retirement obligations from $177 million at December 31, 2023 to $179 million at June 30, 2024 was due to $6 million of accretion expense and $1 million of liabilities incurred, largely offset by $5 million of liabilities settled during the period.
Other noncurrent liabilities at June 30, 2024 was approximately $23 million, which included approximately $19 million of greenhouse gas liability, and $4 million of operating lease noncurrent liability. At December 31, 2023, other noncurrent liabilities was approximately $5 million, which was operating lease noncurrent liability.
Supplemental Information on the Statement of Operations
For the three and six months ended June 30, 2024, other operating income was $3 million and mainly consisted of prior period royalty receipts and property tax refunds. For the three and six months ended June 30, 2023, other operating income was $1 million, mainly due to 2017 property tax refund.
Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Supplemental Disclosures of Significant Non-Cash Investing Activities:
Material inventory transfers to oil and natural gas properties	$1,873	$552
Supplemental Disclosures of Cash Payments (Receipts):
Interest, net of amounts capitalized	$16,651	$15,392
Income taxes payments	$491	$670

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 7—Acquisition and Divestiture
In April 2024, we purchased a 21% working interest in four, two-to-three mile lateral wellbores that have been drilled and completed and were placed into production in the second quarter of 2024. These are adjacent to our existing operations in Utah, and the results from these wells will be used to evaluate opportunities on our own acreage. The total purchase price was approximately $10 million, subject to customary purchase price adjustments, which was reported as capital expenditures.

During the second quarter of 2024, we purchased additional working interests in our Round Mountain field for approximately $4 million.

In July 2024, we completed the sale of CJWS’ storage facility in Ventura, California for approximately $8 million.
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
The RSUs and PSUs are not a participating security as the dividends are forfeitable. For the three and six months ended June 30, 2024 no RSU or PSU shares were included in the diluted EPS calculation as their effect was anti-dilutive under the “if converted” method. For the three and six months ended June 30, 2023, 2,564,000 and 3,156,000 RSU and PSU shares were included in the diluted EPS calculation, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands except per share amounts)
Basic EPS calculation
Net (loss) income	$(8,769)	$25,770	$(48,853)	$19,911
Weighted-average shares of common stock outstanding	76,939	76,721	76,597	76,419
Basic (loss) income per share	$(0.11)	$0.34	$(0.64)	$0.26
Diluted EPS calculation
Net (loss) income	$(8,769)	$25,770	$(48,853)	$19,911
Weighted-average shares of common stock outstanding	76,939	76,721	76,597	76,419
Dilutive effect of potentially dilutive securities(1)	—	2,564	—	3,156
Weighted-average common shares outstanding - diluted	76,939	79,285	76,597	79,575
Diluted (loss) income per share	$(0.11)	$0.33	$(0.64)	$0.25
__________
(1)    We excluded approximately 0.2 million and 0.3 million of combined RSUs and PSUs from the dilutive weighted-average common shares outstanding for the three and six months ended June 30, 2024, respectively, because their effect was anti-dilutive.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9—Revenue Recognition
We derive revenue from sales of oil, natural gas and natural gas liquids (“NGL”), with additional revenue generated from sales of electricity. Revenue from CJWS is generated from well servicing and abandonment business.
The following table provides disaggregated revenue for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Oil sales	$166,466	$154,513	$329,218	$306,647
Natural gas sales	1,440	2,410	4,159	15,953
Natural gas liquids sales	875	780	1,722	1,460
Service revenue(1)	31,155	47,674	62,838	92,297
Electricity sales	3,691	3,078	7,934	8,523
Other revenues	36	36	103	81
Revenues from contracts with customers	203,663	208,491	405,974	424,961
(Losses) gains on oil and gas sales derivatives	(5,844)	20,871	(77,044)	59,370
Total revenues and other	$197,819	$229,362	$328,930	$484,331
__________
(1)    The well servicing and abandonment segment occasionally provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $37 million and $49 million and the intercompany elimination was $6 million and $2 million for the three months ended June 30, 2024 and 2023, respectively. Prior to the intercompany elimination, service revenue was approximately $72 million and $96 million and the intercompany elimination was $9 million and $3 million for the six months ended June 30, 2024 and 2023, respectively.
Note 10—Oil and Natural Gas Properties
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

We evaluate the impairment of our unproved oil and gas properties on a property-by-property basis whenever events or changes in circumstances indicate the carrying value may not be recoverable. If exploration and development work were to be unsuccessful, or management decided not to pursue development of these properties as a result of lower commodity prices, higher development and operating costs, contractual conditions, regulatory constraints or other factors, the capitalized costs of such properties would be expensed. The timing of any write-downs of unproved properties, if warranted, depends upon management’s plans, the nature, timing and extent of future exploration and development activities and their results.

An impairment triggering event occurred as a result of the following legislative events. On September 16, 2022, the California Governor signed into law Senate Bill No. 1137 (SB 1137) which prohibits CalGEM from permitting any new wells, or the rework of existing wells, if the proposed new drill or rework is within 3,200 feet of certain sensitive receptors such as homes, schools or parks, effective January 1, 2023. However, in December 2022, proponents of a voter referendum (the “Referendum”) collected more than the number of signatures required to put SB 1137 on the November 2024 ballot. On February 3, 2023, the Secretary of State of California certified the signatures and confirmed that the Referendum qualified for the November 2024 ballot. SB 1137 was stayed pending a vote of the California General Election in November 2024, however, in June 2024, the ballot proposal was withdrawn with the proposal’s sponsors instead indicating a view to challenging SB 1137 in court and the provisions

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
of SB 1137 are effective immediately. SB 1137 prohibits the issuance of well permits and the construction and operation of new production facilities within a health protection zone of 3,200 feet from a sensitive receptor, as defined in the regulation.

As a result of SB 1137 going to effect immediately in June 2024, we identified a triggering event that required assessment with respect to our proved and unproved oil and gas properties. This event also triggered the reassessment of the DD&A rate of certain proved properties, which was adjusted as of the triggering event date. This legislation went into effect on June 28, 2024, and impacts our ability to develop proved undeveloped reserves and our unproved acreage as planned. Our assessment of the triggering event for proved property impairment did not indicate that after consideration of the impact of SB 1137 it was more likely than not that the associated costs would be recoverable as of the balance sheet date. We believe our current plans and exploration and development efforts will allow us to realize the carrying value of our proved property balance. Our assessment of the triggering event for unproved property cost impairment indicated, however that portions of our capitalized unproved costs would not be recoverable given their proximity to sensitive receptors. Consequently, we recorded a non-cash pre-tax asset impairment charge of $44 million, $33 million after-tax on unproved oil and gas properties in certain California locations during the second quarter of 2024. The impairment represents approximately 2% of our total oil and natural gas properties in the E&P segment.
Note 11—Segment Information
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

The well servicing and abandonment segment occasionally provides services to our E&P segment, as such, we recorded an intercompany elimination of $6 million and $9 million in revenue and expense during consolidation for the three and six months ended June 30, 2024. The intercompany elimination was $2 million and $3 million for the three and six months ended June 30, 2023.

The following table represents selected financial information for the periods presented regarding the Company’s business segments on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the financial information for the Company on a consolidated basis.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2024
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues(1)	$172,508	$36,680	$(5,525)	$203,663
Net income (loss) before income taxes	$13,860	$1,122	$(27,077)	$(12,095)
Capital expenditures	$41,735	$468	$122	$42,325
Total assets	$1,547,334	$63,329	$(77,754)	$1,532,909

	Three Months Ended June 30, 2023
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues(1)	$160,817	$49,299	$(1,625)	$208,491
Net income (loss) before income taxes	$62,012	$4,836	$(30,462)	$36,386
Capital expenditures	$19,625	$1,334	$936	$21,895
Total assets	$1,457,694	$72,653	$(8,644)	$1,521,703

	Six Months Ended June 30, 2024
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues(1)	$343,136	$72,148	$(9,310)	$405,974
Net (loss) income before income taxes	$(10,976)	$(147)	$(54,956)	$(66,079)
Capital expenditures	$57,152	$1,800	$309	$59,261
Total assets	$1,547,334	$63,329	$(77,754)	$1,532,909

	Six Months Ended June 30, 2023
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues(1)	$332,664	$95,662	$(3,365)	$424,961
Net income (loss) before income taxes	$86,182	$6,950	$(65,518)	$27,614
Capital expenditures	$38,897	$2,316	$1,315	$42,528
Total assets	$1,457,694	$72,653	$(8,644)	$1,521,703
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
Our Company
We are a value-driven western United States independent upstream energy company with a focus on onshore, low geologic risk, low decline, long-lived oil and gas reserves. We operate in two business segments: (i) exploration and production (“E&P”) and (ii) well servicing and abandonment. Our E&P assets are located in California and Utah, are characterized by high oil content and are predominantly located in rural areas with low population. Our California assets are in the San Joaquin basin (100% oil), while our Utah assets are in the Uinta basin (60% oil and 40% gas). We operate our well servicing and abandonment segment in California.
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
We have upstream assets in Utah, located in the Uinta basin, which produce oil and natural gas at depths ranging from 4,000 feet to 8,000 feet. We have high operational control of our existing acreage, which provides significant upside for additional development and recompletions. As of June 30, 2024, we held approximately 99,000 net acres in the Uinta basin. The Uinta basin, which has seen increased activity and consolidation, has been drilled horizontally across the basin and development is moving towards our existing acreage. Our historic Uinta basin development has focused on vertical production from five reservoirs. In April 2024, we purchased a 21% working interest in four, two-to-three mile lateral wells in the Uteland Butte reservoir, which were put on production in the second quarter of 2024. These are adjacent to our existing operations in Utah, and the results from these wells will be used to evaluate opportunities on our own acreage. With a high working interest in our 99,000 acres and the majority of acreage held by production, we are strategically positioned to develop our own acreage horizontally at an optimal pace, staying true to our commitment to generate free cash flow. With the promising initial production rates from the four farm-in horizontal wells, this horizontal well development could be a substantial opportunity, boasting low break-even economics and providing a runway of future development in the increasingly active Uinta basin. We believe that the wells have the potential to unlock all of our Uinta net acres while allowing us to maintain disciplined financial policies.

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
We believe that the successful execution of our strategy across our low-declining, oil-weighted production base, coupled with extensive inventory of identified drilling, sidetrack and workover locations with attractive full-cycle economics, will support our objectives to maintain production levels year-over-year and generate free cash flow, which funds our operations, optimizes capital efficiency and maximizes enterprise value. We also strive to maintain an appropriate liquidity position and manageable leverage profile that will enable us to explore attractive organic and strategic growth through commodity price cycles and acquisitions. In addition to operating and developing our existing world-class assets efficiently and strategically under the highest compliance standards, we seek to acquire accretive, producing bolt-on properties that complement our existing operations, enhance our cash flows and allow us to further our strategy of maintaining production levels year-over-year, subject to delays in the issuance of necessary permits and approvals. For more information, see Part I, Items 1 and 2. “Business and Properties—Regulatory Matters—Regulation of the Oil and Gas Industry” in our Annual Report. Our strategy includes proactively engaging the many forces driving our industry and impacting our operations, whether positive or negative, to maximize the utility of our assets, create value for shareholders, and support environmental goals that align with safer, more efficient and lower emission operations.
Recent Developments
Impairment of Proved Undeveloped Reserves
In June 2024, Senate Bill No. 1137 (SB 1137) became effective, and we identified a triggering event that required assessment with respect to our proved and unproved oil and gas properties. SB 1137 prohibits the issuance of well permits and the construction and operation of new production facilities within a health protection zone of 3,200 feet from a sensitive receptor, as defined in the regulation. This legislation went into effect on June 28, 2024, and impacts our ability to develop proved undeveloped reserves and our unproved acreage as planned. Our assessment of the triggering event for proved property impairment did not indicate that after consideration of the impact of SB 1137 it was more likely than not that the associated costs would be recoverable as of the balance sheet date. Our assessment of the triggering event for unproved property cost impairment did indicate, however that portions of our capitalized unproved costs would not be recoverable given their proximity to sensitive receptors. Consequently, we recorded a non-cash pre-tax asset impairment charge of $44 million, $33 million after-tax on unproved oil and gas properties in certain California locations during the second quarter of 2024. The impairment represents approximately 2% of our total oil and natural gas properties in the E&P segment.
We evaluated our proved properties in accordance with accounting guidance and fair value techniques utilizing the period-end forward price curve, as well as assessing projects. We believe our current plans and exploration and development efforts will allow us to realize the carrying value of our proved property balance.
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
Adjusted EBITDA
Adjusted EBITDA is the primary financial and operating measurement that our management uses to analyze and monitor the operating performance of both our E&P business and CJWS. We also use Adjusted EBITDA in planning our capital expenditure allocation to maintain production levels year-over-year and determining our strategic hedging needs aside from the hedging requirements of the 2021 RBL Facility. Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest expense; income taxes; depreciation, depletion, and amortization (“DD&A”); derivative gains or losses net of cash received or paid for scheduled derivative settlements; impairments; stock compensation expense; and unusual and infrequent items. See “—Non-GAAP Financial Measures” for a reconciliation of net income (loss) and net cash provided (used) by operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP, to the non-GAAP financial measure of Adjusted EBITDA. This supplemental non-GAAP financial measure is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.

Adjusted Free Cash Flow

In 2022, we implemented a shareholder return model to determine the allocation of our Adjusted Free Cash Flow. The current allocations of Adjusted Free Cash Flow, last updated at the beginning of 2023, are intended to be (a) 80% primarily in the form of debt repurchases, stock repurchases, strategic growth, and acquisitions of producing bolt-on assets; and (b) 20% in the form of variable dividends. Any dividends (fixed or variable) actually paid will be determined by our Board of Directors in light of then existing conditions and circumstances, including our earnings, financial condition, restrictions in financing agreements, business conditions and other factors. In addition, we review the allocations under our shareholder return model from time to time based on the same factors. We believe it is likely in future periods that we may have additional restrictions on dividends and share repurchases under any debt agreement we may enter into in connection with refinancing our 2026 Notes (as defined below) or that we will need to reduce such amounts and allocate additional funds to debt repayment. Further, in 2024, we updated the definition of Adjusted Free Cash Flow, a non-GAAP measure, to be cash flow from operations less regular fixed dividends and capital expenditures. This update was to factor in the full capital expenditure requirements of the Company. For 2023, Adjusted Free Cash Flow was defined as cash flow from operations less regular fixed dividends and maintenance capital, which was just the capital expenditures needed to maintain substantially the same volume of annual oil and gas production and was defined as capital expenditures, excluding, when applicable, (i) E&P capital expenditures related to strategic business expansion, such as acquisitions and divestitures of oil and gas properties and any exploration and development activities to increase production beyond the prior year’s annual production volumes, (ii) capital expenditures in our well servicing and abandonment segment, (iii) corporate expenditures that are related to ancillary sustainability initiatives and/or (iv) other expenditures that are discretionary and unrelated to maintenance of our core business. Adjusted Free Cash Flow for prior periods has not been retroactively adjusted for the updated definition. Adjusted Free Cash Flow does not represent the total increase or decrease in our cash balance, and it should not be inferred that the entire amount of Adjusted Free Cash Flow is available for variable dividends, debt or share repurchases, bolt-on acquisitions or other growth opportunities, or other discretionary expenditures, since we have non-discretionary expenditures that are not deducted from this measure. Adjusted Free Cash Flow is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of cash provided by operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP, to the non-GAAP financial measure of Adjusted Free Cash Flow.

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

E&P Field Operations
Overall, management assesses the efficiency of our E&P field operations by considering core E&P operating expenses together with our cogeneration, marketing and transportation activities. In particular, a core component of our E&P operations in California is steam, which we use to lift heavy oil to the surface. We operate several cogeneration facilities to produce some of the steam needed in our operations. In comparing the cost effectiveness of our cogeneration plants against other sources of steam in our operations, management considers the cost of operating the cogeneration plants, including the cost of the natural gas purchased to operate the facilities, against the value of the steam and electricity used in our E&P field operations and the revenues we receive from sales of excess electricity to the grid. We strive to minimize the variability of our fuel gas costs for our California steam operations with natural gas purchase hedges. Consequently, the efficiency of our E&P field operations is impacted by the cash settlements we receive or pay from these derivatives. We also have contracts for the transportation of fuel gas from the Rockies, which has historically been cheaper than the California markets. With respect to transportation and marketing, management also considers opportunistic sales of incremental capacity in assessing the overall efficiencies of E&P operations.

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
The price of oil is impacted by the actions of OPEC+ and recently they have implemented production cuts to address global supply levels. In June 2024, OPEC+ extended the reduced production quotas of 3.66 mmbbls/d through the end of 2025 and extended the 2.2 mmbbls/d voluntary cuts through the end of September 2024.
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
Additionally, like other companies in the oil and gas industry, our operations are subject to stringent federal, state and local laws and regulations relating to drilling, completion, well stimulation, operation, maintenance or abandonment of wells or facilities, managing energy, water, land, greenhouse gases or other emissions, protection of health, safety and the environment, or transportation, marketing, and sale of our products. Federal, state and local agencies may assert overlapping authority to regulate in these areas. See Part I, Items 1 and 2. “Business and Properties—Regulatory Matters—“Regulation of Health, Safety and Environmental Matters” in our Annual Report for a description of laws and regulations that affect our business. For more information related to regulatory risks, see Part I, Item 1A. “Risk Factors—Risks Related to Our Operations and Industry” in our Annual Report.
Commodity Pricing and Differentials
Our revenue, costs, profitability, shareholder returns and future growth are highly dependent on the prices we receive for our oil and natural gas production, as well as the prices we pay for our natural gas purchases, which are affected by a variety of factors, including those discussed in Part I, Item 1A. “Risk Factors” in our Annual Report.
Oil and natural gas prices and differentials may fluctuate significantly as a result of numerous market-related variables. We use derivatives to hedge a portion of our forecasted oil and gas production and gas purchases to reduce our exposure to fluctuations in oil and natural gas prices. The following tables set forth certain average benchmark prices, average realized prices and price realizations as a percentage of average benchmark prices for our products for the periods indicated below.

	Three Months Ended
	June 30, 2024		March 31, 2024		June 30, 2023
	Average Price	Realization(1)	Average Price	Realization(1)	Average Price	Realization(1)
Sales of Crude Oil (per bbl):
Brent	$85.03		$81.76		$77.73
Realized price without derivative settlements	$78.18	92%	$75.31	92%	$70.68	91%
Effects of derivative settlements	(4.60)		(2.17)		(0.81)
Realized price with derivative settlements	$73.58	87%	$73.14	89%	$69.87	90%

WTI	$80.60		$77.02		$73.73
Realized price without derivative settlements	$78.18	97%	$75.31	98%	$70.68	96%

Purchased Natural Gas (per mmbtu)
Average Monthly Settled Price - NWPL	$1.40		$3.41		$2.85
Realized price without derivative settlements	$2.26	161%	$3.99	117%	$3.44	121%
Effects of derivative settlements	2.04		0.92		2.20
Realized price with derivative settlements	$4.30	307%	$4.91	144%	$5.64	198%

	Six Months Ended
	June 30, 2024		June 30, 2023
	Average Price	Realization(1)	Average Price	Realization(1)
Sales of Crude Oil (per bbl):
Brent	$83.42		$79.96
Realized price without derivative settlements	$76.73	92%	$72.62	91%
Effects of derivative settlements	(3.38)		(2.18)
Realized price with derivative settlements	$73.35	88%	$70.44	88%

WTI	$78.81		$74.94
Realized price without derivative settlements	$76.73	97%	$72.62	97%

Purchased Natural Gas (per mmbtu)
Average Monthly Settled Price - NWPL	$2.40		$12.61
Realized price without derivative settlements	$3.15	131%	$11.86	94%
Effects of derivative settlements	1.47		(4.64)
Realized price with derivative settlements	$4.62	193%	$7.22	57%
__________
(1)    Represents the percentage of our realized prices compared to the indicated index.

Oil Prices
California oil prices are Brent-influenced as California refiners import approximately 75% of the state’s demand from OPEC+ countries and other waterborne sources. We believe that receiving Brent-influenced pricing contributes to our ability to continue realizing strong cash margins in California. Though the California market generally receives Brent-influenced pricing, California oil prices are also determined by local supply and demand dynamics, including third-party transportation and infrastructure capacity. In the second quarter of 2024, oil prices increased relative to the first quarter of 2024 and the second quarter of 2023.

Utah oil prices have historically traded at a discount to WTI as the local refineries are designed for Utah’s unique oil characteristics and the remoteness of the assets makes access to other markets logistically challenging. However, we have high operational control of our existing acreage, which provides significant upside for additional vertical and/or horizontal development wells and recompletions. For the three months ended June 30, 2024, March 31, 2024, and June 30, 2023, Utah had an average realized oil price of $65.58, $65.79 and $61.34, respectively, compared to an average Brent oil price of $85.03, $81.76 and $77.73 for the same periods.
Gas Prices
For our California steam operations, the price we pay for fuel gas purchases is generally based on the Northwest, Rocky Mountains index plus transportation costs for the purchases made in the Rockies and the SoCal Gas city-gate index for the purchases made in California. We currently buy most of our gas in the Rockies. Now that we are purchasing a majority of our fuel gas in the Rockies, most of the purchases made in California use the SoCal Gas city-gate index, whereas prior to this shift the predominant index for California purchases was Kern, Delivered. The price from the Northwest, Rocky Mountain index was as high as $1.47 per mmbtu and as low as $1.29 per mmbtu in the second quarter of 2024. The price from the SoCal Gas city-gate index was as high as $1.96 per mmbtu and as low as $1.72 per mmbtu in the second quarter of 2024. Overall, on an unhedged basis, we paid an average of $2.26 per mmbtu in the second quarter of 2024 for our gas purchases which includes transportation costs. When including the hedging effects in our gas purchases, we paid $4.30, $4.91 and $5.64 per mmbtu in the second quarter of 2024, the first quarter of 2024, and the second quarter of 2023, respectively.

The price of our fuel gas sales is generally based on the Northwest, Rocky Mountains index, as selling at the same index as fuel gas purchases provides a natural hedge for gas purchases. In the second quarter of 2024, our Utah operations had an average realized gas price of $1.78, compared to an average Northwest, Rocky Mountains gas price of $1.40, which was a 127% realization. In the three months ended March 31, 2024 and June 30, 2023, Utah had an average realized gas price of $3.76, and $2.87, compared to an average Northwest, Rocky Mountains gas price of $3.41, or 110% realization, and $2.85, or 101% realization, respectively.

Natural gas prices and differentials are strongly affected by local market fundamentals, availability of transportation capacity from producing areas and seasonal impacts. Our key exposure to gas prices is in our costs. We purchase substantially more natural gas for our California steamfloods and cogeneration facilities than we produce and sell in the Rockies. We purchase most of our gas in the Rockies and transport it to our California operations using our Kern River pipeline capacity. We buy approximately 48,000 mmbtu/d in the Rockies, and the remainder comes from California markets. The volume purchased in California fluctuates and averaged 2,000 mbbtu/d in the second quarter of 2024, 5,000 mmbtu/d in the first quarter of 2024, and 6,000 mmbtu/d in the second quarter of 2023. The natural gas we purchase in the Rockies is shipped to our operations in California to help limit our exposure to California fuel gas purchase price fluctuations. We strive to further minimize the variability of our fuel gas costs for our steam operations by hedging a significant portion of our gas purchases. Additionally, the negative impact of higher gas prices on our California operating expenses is partially offset by higher gas sales for the gas we produce and sell in the Rockies. The Kern capacity allows us to purchase and sell natural gas at the same pricing indices.

We seek to mitigate a substantial portion of the gas purchase exposure for our cogeneration plants by selling excess electricity from our cogeneration operations to third parties at prices linked to the price of natural gas. Aside from the impact gas prices have on electricity prices, these sales are generally higher in the summer months as they include seasonal capacity amounts. Gas prices declined in the second quarter of 2024 compared to the first quarter of 2024. The natural gas futures indicate that prices will rise toward the end of 2024 and into 2025. Our hedging strategy coupled with our midstream access to gas from the Rockies helps us mitigate the impact of high natural gas prices on our cost structure.

Our earnings are also affected by the performance of our cogeneration facilities. These cogeneration facilities generate both electricity and steam for our properties and electricity for off-lease sales. While a portion of the electric output of our cogeneration facilities is utilized within our production facilities to reduce operating expenses, we also sell electricity produced by two of our cogeneration facilities under long-term contracts with terms ending in December 2025 and November 2026. The most significant input and cost of the cogeneration facilities is natural gas.
Prices and differentials for NGLs are related to the supply and demand for the products making up these liquids. Some of them more typically correlate to the price of oil while others are affected by natural gas prices as well as the demand for certain chemical products which are used as feedstock. In addition, infrastructure constraints magnify pricing volatility.
Regulatory Matters
Like other companies in the oil and gas industry, both our E&P business and CJWS are subject to complex and stringent federal, state and local laws and regulations, and California, where most of our operations and assets are located, is one of the most heavily regulated states in the United States with respect to oil and gas operations. Collectively, the effect of the existing laws and regulations is to limit the number and location of our wells through restrictions on the use of our properties, limit our ability to develop certain assets and conduct certain operations, including through a restrictive and burdensome permitting and approval process, and have the effect of reducing the amount of oil and natural gas that we can produce from our wells, potentially reducing such production below levels that would otherwise be possible or economical. Additionally, the regulatory burden in the past has resulted, and in the future could result, in increased costs and consequently has had an adverse effect on operations, capital expenditures, earnings and our competitive position and may continue to have such effects in the future. Violations and liabilities with respect to these laws and regulations could also result in reputational damage and significant administrative, civil or criminal penalties, remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and future prospects. Our operations in California are particularly exposed to increased regulatory risks given the stringent environmental regulations imposed on the oil and gas industry, and current political and social trends in California continue to increase limitations on and impose additional permitting, mitigation, and emissions control obligations, amongst others, upon the oil and gas industry. We cannot predict what new laws or regulations California (or the federal government) may impose upon our operations in the future; however, any such future laws or regulations could materially and adversely impact our business and results of operations. For additional information about the potential impact that government regulations, including those regarding environmental matters, may have upon our business, operations, capital expenditures, earnings and competitive position, please see Part I, Item 1 “Regulatory Matters,” as well as Part I, Item 1A. “Risk Factors” in our Annual Report.
Permitting
Over the last few years, a number of developments at both the California state and local levels have resulted in significant delays in the issuance of permits to drill new oil and gas wells in Kern County, where all of our California assets are located, as well as a more time and cost-intensive permitting process. The issuance of permits and other approvals for drilling and production activities by state and local agencies or by federal agencies are subject to environmental reviews under the California Environmental Quality Act (“CEQA”) and/or the National Environmental Policy Act (“NEPA”), respectively. The requirement to demonstrate compliance with CEQA and/or NEPA is currently resulting in (and in the future may result in) significant delays in the issuance of permits to drill new wells, as well as the potential imposition of mitigation measures and restrictions on proposed oil field operations, among other things. Before an operator can pursue drilling operations in California, they must first obtain permission to engage in oil and gas land use. CEQA requires the reviewing state and local agencies to consider the environmental impacts of the proposed oil and gas operations for permitting decisions. Historically, we satisfied CEQA by complying with the Kern County zoning ordinance for oil and gas operations, which was supported by the Kern County Environmental Impact Report (“EIR”). However, the Kern County EIR was legally challenged in 2020 and the use of the Kern County EIR is currently stayed and has been stayed through most of the litigation. On March 7, 2024, the California appellate court delivered an opinion finding certain deficiencies in the EIR and enjoining reliance on the Kern County EIR in connection with the issuance of oil and natural gas permit approvals until such deficiencies are remedied. Accordingly, our ability to rely on the Kern County EIR to demonstrate CEQA compliance to obtain permits and approvals to drill new wells is constrained unless and until Kern County is able to favorably resolve the litigation and certify a new revised EIR in compliance with CEQA. As a result of the litigation, since December 2022, neither we nor any other operator have been able to use the Kern County EIR to demonstrate CEQA compliance as required to receive permits to drill new wells. In the meantime, to obtain permits for drilling new wells in Kern County we must demonstrate compliance with CEQA to CalGEM through means other than the Kern County EIR. Berry does have a separate environmental impact analysis covering certain assets, and we have historically received permits to drill new wells in the covered areas. We began to experience delays in the issuance of new drill permits in those areas during the third quarter of 2023 due to changes in CalGEM’s CEQA review process, but we did receive a number of new drill permits in one such area in May 2024. Additionally, in the third quarter of 2023, we started to experience delays in the approval process for sidetrack and workover permits. We believe such delays are also due to changes in CalGEM’s CEQA review process. Since that time, CalGEM has provided continued assurances that it is reviewing sidetrack and workover applications and working to finalize its approach to CEQA compliance with respect to such permit review that would allow the agency to ultimately return to regularly issuing these permits on a more predictable timeline. Nevertheless, CalGEM has only approved a relatively low number of sidetrack permits since November 2023 and we also continue to experience some delays in the approval process for workover permits. Despite this, we currently have sufficient permits in hand that should allow us to maintain planned sidetrack drilling activity and conduct workover activity throughout the year. However, it is possible that such permit approval delays could continue and could impede sidetrack drilling and/or workover programs in 2025 and beyond. We are currently exploring a number of alternative permitting strategies to meet future needs; however, we cannot guarantee that any of these strategies will ultimately be successful, and the inability to secure permits (on a timely basis or at all) could adversely impact our business and results of operations. See Part I, Item 1 and 2. “Business and Properties—Regulatory Matters—Regulation of the Oil and Gas Industry” in our Annual Report, as well as Part I, Item 1A. “Risk Factors” in our Annual Report for more information regarding the EIR and other permitting considerations.

Approximately 95% of our production in 2023 came from our base production, with the remainder from 33 wells drilled in California during the year (5 new wells and 28 sidetracks), workovers and other activities related to existing wellbores, and production acquired from the Macpherson Acquisition. Similar to 2023, our 2024 plans focus on drilling sidetracks and working over existing wells. Additionally, our 2024 capital program includes the drilling of one or more of the new wells approved by CalGEM in May 2024 where compliance with CEQA was demonstrated through a non-Kern County EIR environment impact analysis. We believe we will also benefit from production from the assets acquired in the Macpherson Acquisition and other bolt-on acquisitions at the end of 2023 and to date in 2024, as well as production from the Utah Horizontal farm-in well interests, all of which should help maintain consistent production levels from 2023 to 2024. We have in hand all the permits needed to support our 2024 plans, and we are also working to obtain additional permits to support future plans.
Setbacks – SB 1137
Separately, on September 16, 2022, the California Governor signed into law SB 1137 which prohibits CalGEM from permitting any new wells, or the rework of existing wells, if the proposed new drill or rework is within 3,200 feet of certain sensitive receptors such as homes, schools or parks. However, in December 2022, proponents of a voter referendum (the “Referendum”) collected more than the number of signatures required to put SB 1137 on the November 2024 ballot. On February 3, 2023, the Secretary of State of California certified the signatures and confirmed that the Referendum qualified for the November 2024 ballot. SB 1137 was stayed pending a vote of the

California General Election in November 2024, however, in June 2024, the ballot proposal was withdrawn with the proposal’s sponsors instead indicating a view to challenging SB 1137 in court. The provisions of SB 1137 are effective immediately in June 2024.

Certain of our undeveloped costs are located within the setbacks established by SB 1137, which required an analysis of impairment as of the date the law became effective. Due to the June 28, 2024 implementation of these regulations, we recorded a non-cash pre-tax asset impairment charge of $44 million, $33 million after-tax on unproved oil and gas properties in certain California locations during the second quarter of 2024. The impairment represents approximately 2% of the gross cost basis of our total oil and natural gas properties. See Note 10—Oil and Natural Gas Properties to the Financial Statements.

In addition to the permitting requirements above, by January 1, 2025, all wells and facilities within the setback must be in compliance with specific health, safety and environmental requirements pursuant to SB 1137 and have developed and submitted to CalGEM leak detection and response plans for agency approval. We do not expect this law to result in any material change to our overall existing proved developed producing reserves or current production rates.
Other Legislation
The potential exists for additional legislation in the future that could adversely impact our operations. For example, in 2023, a legislator introduced Senate Bill No. 556 (SB 556) into the California Senate in 2023, providing for joint and several liability for operators and owners of an entity that owns an oil and gas production facility for certain adverse health conditions in a setback zone, subject to limited defenses. SB 556 also provided for civil penalties to be assessed against potentially responsible parties. Although this bill died during the last legislative session, an identical bill—Assembly Bill 3155 (AB 3155)—was introduced into the California Legislature in early 2024 and is currently under consideration. Separately, Assembly Bill 2716 (AB 2716) was introduced in 2024, which would require the plugging and abandonment of certain low-production wells located within 3,200 feet of a sensitive receptor within a certain timeframe or otherwise subjects operators to administrative penalties.

Assembly Bill 1167 (AB 1167), signed into law by the California Governor in October 2023, imposes more stringent financial assurance requirements on persons who acquire the right to operate a well or production facility in the state of California. AB 1167 requires such persons to fulfill bonding requirements in an amount determined by the state to sufficiently cover full plugging and abandonment costs, decommissioning and site restoration of all wells and production facilities. Transfer of operatorship of a well or production facility is prohibited until the state has determined the appropriate bond amount and the bond has been filed. Upon signing AB 1167, the California Governor called for further legislative changes to the new requirements for the acquired assets to mitigate the potential risk of an increase in the number of orphaned wells becoming state liabilities following the implementation of the law. Similar to AB 1167, in early 2024, a California legislator introduced Assembly Bill 1866 (AB 1866) which would require the operator of any idle well to file, on or before July 1, 2025, a plan with the state to provide for the management and elimination of all idle wells, with consideration shown to a number of specified factors when prioritizing idle wells for testing or plugging and abandonment. Additionally, AB 1866 would require operators to restore the surface of the well pad to as near a natural state as practicable or to a condition suitable for alternative use.

In October 2023, the California Governor signed two bills that require quantitative and qualitative climate disclosures for certain public and private companies doing business in California. Senate Bill 253 (SB 253) requires the annual disclosure of Scope 1, 2 and 3 GHG emissions, with certain emissions data subject to third party assurance. The bill requires disclosure of Scope 1 and 2 GHG emissions beginning in 2026 for the 2025 reporting year and disclosure of Scope 3 GHG emissions beginning in 2027 for the 2026 reporting year. SB 253 would be effective for public and private companies with total annual revenues exceeding $1 billion and that do business in California. Senate Bill 261 (SB 261) requires biennial disclosures posted on a company’s website related to climate-related financial risks and the measures a company has adopted to reduce and adapt to such risks. The bill requires disclosure of the climate-related financial risk disclosures beginning in 2026 for the 2025 reporting year. SB 261 is effective for public and private companies with total annual revenues exceeding $500 million. Both SB 253 and 261 have been challenged in the U.S. District Court for the Central District of California.

In July 2024 the California Governor signed a bill that limits the use of California net operating losses (“NOLs”) and we determined there is no impact to the carrying value of and ability to utilize our California NOLs. The legislation suspended the use of the California NOL deduction for corporate taxpayers with California net income or modified adjusted gross income of $1 million or more for tax years beginning on or after January 1, 2024, and before January 1, 2027. Currently there is no impact to Berry, but there could be a future impact to our carrying value and ability to utilize our California NOLs.

Inflation
The U.S. inflation rate has become more significant in recent years. The Company, similar to other companies in our industry, has experienced inflationary pressures on our costs—namely inflationary pressures have resulted in increases to the costs of our goods, services and personnel, which in turn, have caused our capital expenditures and operating costs to rise. Such inflationary pressures have resulted from supply chain disruptions caused by the COVID-19 pandemic, increased demand, labor shortages and other factors, including the conflict between Russia and Ukraine. During the first half of 2024, inflation rates have continued their trend of stabilizing as seen in the latter half of 2023. We are unable to accurately predict if such inflationary pressures and contributing factors will continue through the remainder of 2024. However, as of June 30, 2024, we determined there have not been any material changes in inflationary pressures since the year ended December 31, 2023.
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
We seek to mitigate a substantial portion of the gas purchase exposure for our cogeneration plants by selling excess electricity from our cogeneration operations to third parties at prices linked to the price of natural gas. Aside from the impact gas prices have on electricity prices, these sales are generally higher in the summer months as they include seasonal capacity amounts. In the second quarter of 2024, gas prices decreased from prices in the first quarter of 2024. Our hedging strategy coupled with our midstream access to gas from the Rockies helps us mitigate the impact of high natural gas prices on our cost structure.

Capital Expenditures
For the three and six months ended June 30, 2024, our total capital expenditures were approximately $42 million and $59 million, respectively, including capitalized overhead and interest and excluding acquisitions and asset retirement spending. E&P and corporate expenditures were $42 million and $57 million for the three and six months ended June 30, 2024, respectively (excluding well servicing and abandonment capital of less than $1 million and $2 million for the three and six months ended June 30, 2024, respectively). Approximately 70% and 30% of these capital expenditures for the six months ended June 30, 2024 were directed to California and Utah operations, respectively. During the first six months of 2024 we drilled 24 wells in California, four vertical wells in Utah and four non-operated wells in Utah, of which our interest is approximately 21%.
Our 2024 capital expenditure budget for E&P operations, CJWS and corporate activities is expected to be between $95 to $110 million, which, if executed fully, we expect to result in 2024 production consistent with 2023. We currently anticipate oil production will be approximately 93% of total production volume in 2024, substantially consistent with 2023. Based on current commodity prices and our drilling success rate to date, we expect to be able to fund the remainder of our 2024 capital development programs from cash flow from operations. Our current capital program for 2024 focuses on sidetracks and workovers in California, and also includes the Utah development noted above. Additionally, our 2024 capital program includes the drilling of one or more of the new wells approved by CalGEM in May 2024. We also expect our 2024 results to benefit from a full year of production from the California assets acquired in the second half of 2023, as well as from the production from the additional California assets acquired in the second quarter of 2024 and the Utah horizontal farm-in well interests which came online in June 2024, all of which should help maintain consistent production in 2024 if we execute fully on our 2024 capital budget. As a result of ongoing regulatory uncertainty in California impacting the permitting process in Kern County where all of our California assets are located, the capital program was prepared based on the assumption that we would not receive additional new well drilling permits in California in 2024, but that we would continue to timely receive the other permits and approvals needed for planned activities. We did receive new well permits in the second quarter which are now factored into our development program for 2024. However, as discussed elsewhere in this Quarterly Report, we continue to see delays in our ability to timely obtain workover and sidetrack permits, in addition to new drill permits. Please see “—Regulatory Matters” in this Quarterly Report, as well as in our Annual Report, for additional discussion of the laws and regulations that impact our ability to drill and develop our assets, including those impacting regulatory approval and permitting requirements.
Exclusive of the capital expenditures noted above, for the full year 2024, we plan to spend approximately $21 million to $24 million on plugging and abandonment activities, most of which is planned to meet our annual obligation requirements under California idle well program. We spent approximately $3 million and $5 million for plugging and abandonment activities in the three months and six months ended June 30, 2024, respectively.
For information about the potential risks related to our capital program, see Part I, Item IA. “Risk factors” in our Annual Report, as well as “—Regulatory Matters.”

Production and Prices
The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Three Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023
Average daily production:(1)
Oil (mbbl/d)	23.4	23.8	24.0
Natural Gas (mmcf/d)	8.9	7.9	9.2
NGL (mbbl/d)	0.4	0.3	0.4
Total (mboe/d)(2)	25.3	25.4	25.9
Total Production:
Oil (mbbl)	2,129	2,161	2,186
Natural gas (mmcf)	808	723	839
NGLs (mbbl)	36	28	35
Total (mboe)(2)	2,300	2,310	2,361
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$78.18	$75.31	$70.68
Effects of scheduled derivative settlements ($/bbl)	$(4.60)	$(2.17)	$(0.81)
Oil with hedges ($/bbl)	$73.58	$73.14	$69.87
Natural gas ($/mcf)	$1.78	$3.76	$2.87
NGL ($/bbl)	$24.46	$29.60	$22.16
Average Benchmark prices:
Oil (bbl) – Brent	$85.03	$81.76	$77.73
Oil (bbl) – WTI	$80.60	$77.02	$73.73
Natural gas (mmbtu) – SoCal Gas city-gate(3)	$1.86	$4.21	$5.66
Natural gas (mmbtu) – Northwest, Rocky Mountains(4)	$1.40	$3.41	$2.85
Natural gas (mmbtu) – Henry Hub(4)	$2.07	$2.15	$2.16
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the three months ended June 30, 2024, the average prices of Brent oil and Henry Hub natural gas were $85.03 per bbl and $2.07 per mmbtu.
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

The following table sets forth average daily production by operating area for the periods indicated:

	Three Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023
Average daily production (mboe/d):(1)
California	21.1	21.3	20.8
Utah	4.2	4.1	5.1
Total average daily production	25.3	25.4	25.9
__________
(1)    Production represents volumes sold during the period.

Our average daily production decreased less than 1%, or 0.1 mboe/d, for the three months ended June 30, 2024, compared to the three months ended March 31, 2024. Our California production was 21.1 mboe/d for the second quarter of 2024, a decrease of 1% or 0.2 mboe/d from the first quarter of 2024, which was principally due to natural well decline as well as increased downtime due to drilling, plugging and abandoning activities. This decrease was partially offset by higher production from the optimization of certain new wells. The Utah increase was due to our recent investment in four non-operated wells which began production in June as well as warmer, more favorable, weather conditions for gas production.

Our average daily production decreased 2%, or 0.6 mboe/d, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Higher 2024 production in California was due to the bolt-on acquisitions purchased in late 2023 and increased well operating time from improved weather conditions and less abandonment activity. The decrease in Utah was due to natural well decline as recently drilled wells were not online in the period.

The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Six Months Ended
	June 30, 2024	June 30, 2023
Average daily production:(1)
Oil (mbbl/d)	23.6	23.3
Natural Gas (mmcf/d)	8.4	8.9
NGL (mbbl/d)	0.4	0.3
Total (mboe/d)(2)	25.4	25.1
Total Production:
Oil (mbbl)	4,290	4,223
Natural gas (mmcf)	1,531	1,618
NGLs (mbbl)	64	55
Total (mboe)(2)	4,610	4,548
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$76.73	$72.62
Effects of scheduled derivative settlements ($/bbl)	$(3.38)	$(2.18)
Oil with hedges ($/bbl)	$73.35	$70.44
Natural gas ($/mcf)	$2.72	$9.86
NGL ($/bbl)	$26.74	$26.48
Average Benchmark prices:
Oil (bbl) – Brent	$83.42	$79.96
Oil (bbl) – WTI	$78.81	$74.94
Natural gas (mmbtu) – SoCal Gas city-gate(3)	$3.03	$15.23
Natural gas (mmbtu) – Northwest, Rocky Mountains(4)	$2.40	$12.61
Natural gas (mmbtu) – Henry Hub(4)	$2.11	$2.40
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, during the six months ended June 30, 2024, the average prices of Brent oil and Henry Hub natural gas were $83.42 per bbl and $2.11 per mmbtu respectively.
(3)    The natural gas we purchase to generate steam and electricity is primarily based on Rockies price indexes, including transportation charges, as we currently purchase a substantial majority of our gas needs from the Rockies, with the balance purchased in California. SoCal Gas city-gate Index is the relevant index used only for the portion of gas purchases in California.
(4)    Northwest, Rocky Mountains and Henry Hub are the relevant indices used for gas purchases and sales, respectively, in the Rockies.

The following table sets forth average daily production by operating area for the periods indicated:

	Six Months Ended
	June 30, 2024	June 30, 2023
Average daily production (mboe/d):(1)
California	21.2	20.4
Utah	4.2	4.7
Total average daily production	25.4	25.1
__________
(1)    Production represents volumes sold during the period.

Average daily production for the six months ended June 30, 2024 increased by 0.3 mboe/d, or 1%, compared to the same period in 2023. California produced 21.2 mboe/d for the six months ended June 30, 2024, an increase of 0.8 mboe/d, or 4%, when compared to the six months ended June 30, 2023 due primarily to the acquisition of the Round Mountain asset in late 2023. Average daily production in Utah for the six months ending June 30, 2024 decreased by 0.5 mboe/d, or 11% compared to the same period in 2023 due to natural well decline and a reduced capital program, limiting new drilling and workover activities in Utah.

Results of Operations
Three Months Ended June 30, 2024 compared to Three Months Ended March 31, 2024.

	Three Months Ended
	June 30, 2024	March 31, 2024	$ Change	% Change
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$168,781	$166,318	$2,463	1%
Service revenue(1)	31,155	31,683	(528)	(2)%
Electricity sales	3,691	4,243	(552)	(13)%
(Losses) on oil and gas sales derivatives	(5,844)	(71,200)	65,356	92%
Other revenues	36	67	(31)	(46)%
Total revenues and other	$197,819	$131,111	$66,708	51%
__________
(1)    The well servicing and abandonment segment occasionally provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $37 million and $35 million and the intercompany elimination was $6 million and $4 million for the quarters ended June 30, 2024 and March 31, 2023, respectively.
Revenues and Other
Oil, natural gas and NGL sales increased by $2 million, or 1%, to approximately $169 million for the three months ended June 30, 2024, compared to the three months ended March 31, 2024. The increase was driven by a $6 million increase in oil prices partially offset by a $2 million decrease in oil volumes and a $2 million decrease in gas prices.
Service revenue consisted entirely of revenue from the well servicing and abandonment business, excluding intercompany amounts. Service revenue was essentially flat at $31 million for the three months ended June 30, 2024, compared to the three months ended March 31, 2024.
Electricity sales represent sales to utilities were essentially flat at $4 million for the three months ended June 30, 2024 compared to the three months ended March 31, 2024.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement loss for the three months ended June 30, 2024 and March 31, 2024 was $10 million and $5 million, respectively. This quarter-over-quarter increase in settlement loss was primarily due to higher Brent settlement prices, the index for all our oil derivatives. The mark-to-market non-cash gain for the three months ended June 30, 2024 was $4 million compared to a loss of $67 million in the three months ended March 31, 2024. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).

	Three Months Ended		$ Change	% Change
	June 30, 2024	March 31, 2024
	(in thousands)
Expenses and other:
Lease operating expenses	$53,989	$60,697	$(6,708)	(11)%
Costs of services(1)	25,021	27,304	(2,283)	(8)%
Electricity generation expenses	552	1,093	(541)	(49)%
Transportation expenses	1,039	1,059	(20)	(2)%
Acquisition costs(2)	1,394	2,617	(1,223)	(47)%
General and administrative expenses	18,881	20,234	(1,353)	(7)%
Depreciation, depletion and amortization	42,843	42,831	12	—%
Impairment of oil and gas properties	43,980	—	43,980	100%
Taxes, other than income taxes	12,674	15,689	(3,015)	(19)%
Losses on natural gas purchase derivatives	2,642	4,481	(1,839)	(41)%
Other operating (income)	(3,204)	(133)	(3,071)	(2,309)%
Total expenses and other	199,811	175,872	23,939	14%
Other expenses:
Interest expense	(10,050)	(9,140)	(910)	10%
Other, net	(53)	(83)	30	(36)%
Total other expenses	(10,103)	(9,223)	(880)	10%
(Loss) before income taxes	(12,095)	(53,984)	41,889	78%
Income tax (benefit)	(3,326)	(13,900)	10,574	(76)%
Net (loss)	$(8,769)	$(40,084)	$31,315	78%
Adjusted EBITDA(3)	$74,329	$68,534	$5,795	8%
Adjusted Net Income(3)	$14,155	$10,910	$3,245	30%
__________
(1)    The well servicing and abandonment segment occasionally provides services to our E&P segment. Prior to the intercompany elimination, costs of services was $31 million and $31 million and the intercompany elimination was $6 million and $4 million for the three months ended June 30, 2024 and March 31, 2024, respectively.
(2)    Includes legal and other professional expenses related to various transaction activities.
(3)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.

Expenses
Lease operating expenses, which do not include the effects of gas purchase hedges, decreased 11% or $7 million to $54 million for the second quarter of 2024 when compared to the first quarter of 2024. This decrease was the result of lower natural gas (fuel) costs of $8 million for our California steam generation facilities due to a decline in both fuel prices and volumes. The decline in volumes is a result of our cost saving initiatives to reduce steam. Lease operating expenses, excluding fuel, increased $1 million due to higher well service and maintenance activity.
Costs of services consisted entirely of costs from the well servicing and abandonment business, excluding intercompany amounts. Cost of services decreased $2 million, or 8%, to $25 million in the second quarter of 2024 due to cost savings efforts in the second quarter of 2024.
Electricity generation expense decreased $1 million due to lower fuel prices for the three months ended June 30, 2024 compared to the three months ended March 31, 2024.

Gains and losses on natural gas purchase derivatives resulted in a loss of $3 million for the three months ended June 30, 2024 and a loss of $4 million for the three months ended March 31, 2024. Settlements for the three months ended June 30, 2024 and March 31, 2024 were a loss of $9 million, or $4.05 per boe, and a loss of $4 million, or $1.91 per boe, respectively. The increased loss was due to a decrease in settlement price relative to the fixed price in the second quarter of 2024 compared to the first quarter of 2024. The mark-to-market valuation gain for the three months ended June 30, 2024 was $7 million compared to a loss of less than $1 million for the three months ended March 31, 2024. Because we are the fixed price payer on these natural gas swaps, generally, period to period increases (decreases) in the associated price index create valuation gains (losses).
Acquisition costs decreased $1 million for the three months ended June 30, 2024 compared to the three months ended March 31, 2024, and include legal and other professional expenses related to various transaction activities.
General and administrative expenses decreased $1 million or 7% to $19 million for the three months ended June 30, 2024, compared to the three months ended March 31, 2024. For the three months ended June 30, 2024, general and administrative expenses included $2 million non-cash stock compensation costs, compared to immaterial amounts for three months ended March 31, 2024. We had no non-recurring costs for the three months ended June 30, 2024 and $1 million for the three months ended March 31, 2024.
Adjusted General and Administrative Expenses, which excludes non-cash stock compensation expense and non-recurring costs, decreased $2 million primarily due to lower payroll related costs for the three months ended June 30, 2024 compared to the three months ended March 31, 2024, due to cost savings initiatives implemented in the first quarter of 2024. See “—Non-GAAP Financial Measures” for a reconciliation of general and administrative expenses, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted General and Administrative Expenses.
DD&A was flat for the three months ended June 30, 2024 compared to the three months ended March 31, 2024.
Impairment of Oil and Gas Properties
Impairment of oil and gas properties was $44 million for the three months ended June 30, 2024. There was no impairment of oil and gas properties for the three months ended March 31, 2024.
Taxes, Other Than Income Taxes

	Three Months Ended		$ Change	% Change
	June 30, 2024	March 31, 2024
	(per boe)
Severance taxes	$1.72	$1.67	$0.05	3%
Ad valorem and property taxes	2.14	2.51	(0.37)	(15)%
Greenhouse gas allowances and other emission costs	1.65	2.61	(0.96)	(37)%
Total taxes other than income taxes	$5.51	$6.79	$(1.28)	(19)%
Taxes, other than income taxes, decreased in the three months ended June 30, 2024 by $1.28 per boe, or 19%, to $5.51. The decrease was primarily due to lower GHG expense where the quarter-over-quarter mark-to-market price of emissions credits decreased 7%.

Other Operating (Income) Expenses
For the three months ended June 30, 2024, other operating income was $3 million and mainly consisted of prior period royalty receipts and property tax refunds.
Interest Expense
Interest expense increased $1 million for the three months ended June 30, 2024, compared to the three months ended March 31, 2024 as we had higher working capital borrowings on the RBL Facility.
Income Taxes
Our effective tax rate was 28% for the three months ended June 30, 2024 and 26% for the three months ended March 31, 2024. The rate in both periods included the impact of certain permanent items which were not deductible and the utilization of tax credits.
Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023.

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$168,781	$157,703	$11,078	7%
Service revenue(1)	31,155	47,674	(16,519)	(35)%
Electricity sales	3,691	3,078	613	20%
(Losses) gains on oil and gas sales derivatives	(5,844)	20,871	(26,715)	n/a
Other revenues	36	36	—	—%
Total revenues and other	$197,819	$229,362	$(31,543)	(14)%
__________
(1)    The well servicing and abandonment segment occasionally provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $37 million and $49 million and the intercompany elimination was $6 million and $2 million for the quarters ended June 30, 2024 and 2023, respectively.
Revenues and Other
Oil, natural gas and NGL sales increased $11 million to approximately $169 million for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023. $16 million of the increase was due to an increase in oil prices, partially offset by a $4 million decrease in oil volumes and a $1 million decrease in gas prices.
Service revenue (excluding intercompany amounts) decreased by $17 million to $31 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to lower activity and a shift in service from third parties to our E&P segment.
Electricity sales represent sales to utilities and are essentially flat at $4 million for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023.

Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement losses for the three months ended June 30, 2024 and June 30, 2023 were $10 million and $2 million, respectively. The increase in settlement losses was driven by higher oil prices relative to our derivative fixed prices in the first quarter of 2024 than that of the same period in 2023. Notional volumes were 18 mbbl/d in the second quarter of 2024 and 15 mbbl/d in the second quarter of 2023. The mark-to-market non-cash gain for the three months ended June 30, 2024 was $4 million and $23 million for the three months ended June 30, 2023. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Expenses and other:
Lease operating expenses	$53,989	$54,707	$(718)	(1)%
Costs of services(1)	25,021	37,083	(12,062)	(33)%
Electricity generation expenses	552	1,273	(721)	(57)%
Transportation expenses	1,039	1,096	(57)	(5)%
Acquisition costs(2)	1,394	972	422	43%
General and administrative expenses	18,881	22,488	(3,607)	(16)%
Depreciation, depletion and amortization	42,843	39,755	3,088	8%
Impairment of oil and gas properties	43,980	—	43,980	100%
Taxes, other than income taxes	12,674	13,707	(1,033)	(8)%
Losses on natural gas purchase derivatives	2,642	14,024	(11,382)	(81)%
Other operating (income)	(3,204)	(1,033)	(2,171)	(210)%
Total expenses and other	199,811	184,072	15,739	9%
Other expenses:
Interest expense	(10,050)	(8,794)	(1,256)	14%
Other, net	(53)	(110)	57	(52)%
Total other expenses	(10,103)	(8,904)	(1,199)	13%
(Loss) income before income taxes	(12,095)	36,386	(48,481)	(133)%
Income tax (benefit) expense	(3,326)	10,616	(13,942)	131%
Net (loss) income	$(8,769)	$25,770	$(34,539)	(134)%
Adjusted EBITDA(3)	$74,329	$69,055	$5,274	8%
Adjusted Net Income(3)	$14,155	$11,666	$2,489	21%
__________
(1)    The well servicing and abandonment segment occasionally provides services to our E&P segment. Prior to the intercompany elimination, costs of services was $31 million and $39 million and the intercompany elimination was $6 million and $2 million for the quarters ended June 30, 2024 and June 30, 2023, respectively.
(2)    Includes legal and other professional expenses related to various transactions activities.
(3)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.

Expenses
Lease operating expenses, which do not include the effects of gas purchase hedges, decreased 1% or $1 million on an absolute dollar basis to $54 million for the second quarter of 2024 when compared to the second quarter of 2023. The decrease was the result of $6 million lower natural gas (fuel) costs for our California steam generation facilities mainly due to lower volumes purchased, as a result of our cost savings initiatives to reduce steam, and a decline in fuel prices. These decreases were partially offset by a $5 million increase in non-fuel lease operating expense from higher power costs, and from increased well servicing activity.
Cost of services (excluding intercompany amounts) decreased $12 million, or 33%, to $25 million for the second quarter of 2024 compared to the second quarter of 2023 primarily due to cost savings in response to lower activity.
Electricity generation expenses decreased $1 million, or 57%, to $1 million for the three months ended June 30, 2024 compared to the same period in 2023 due to a decrease in fuel prices.
Gains and losses on natural gas purchase derivatives for the three months ended June 30, 2024 and June 30, 2023 resulted in a loss of $3 million and a loss of $14 million, respectively. Settlements for the three months ended June 30, 2024 were a loss of $9 million, or $4.05 per boe, and a loss of $11 million or $4.55 per boe for the three months ended June 30, 2023. The change in settlement loss was due to a decline in the fixed price of settled positions. The mark-to-market non-cash gain was $7 million for the three months ended June 30, 2024 and a loss of $3 million for three months ended June 30, 2023. Because we are the fixed price payer on these natural gas swaps, generally, period to period increases (decreases) in the associated price index create valuation gains (losses).
Transportation expenses were comparable for the periods presented.
Acquisition costs were flat for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, and include legal and other professional expenses related to various transaction activities.
General and administrative expenses decreased $4 million or 16% in the three months ended June 30, 2024 when compared to the three months ended June 30, 2023. For the three months ended June 30, 2024 general and administrative expenses had $2 million in non-cash stock compensation expense compared to $3 million for June 30, 2023. We incurred no non-recurring costs for the three months ended June 30, 2024 and three months ended June 30, 2023.
Adjusted General and Administrative Expenses, which exclude non-cash stock compensation expense and non-recurring costs decreased $2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was the result of lower employee compensation and reduced professional services, due to cost savings initiatives implemented in the first quarter of 2024. See “—Non-GAAP Financial Measures” for a reconciliation of general and administrative expenses, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted General and Administrative Expenses.
DD&A increased $3 million, or 8%, to $43 million in the three months ended June 30, 2024 when compared to the three months ended June 30, 2023 due to an increase in depletion rates.
Impairment of Oil and Gas Properties
Impairment of oil and gas properties was $44 million for the three months ended June 30, 2024. There was no impairment of oil and gas properties for the three months ended June 30, 2023.

Taxes, Other Than Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
	(per boe)
Severance taxes	$1.72	$1.44	$0.28	19%
Ad valorem and property taxes	2.14	1.87	0.27	14%
Greenhouse gas allowances and other emission costs	1.65	2.50	(0.85)	(34)%
Total taxes other than income taxes	$5.51	$5.81	$(0.30)	(5)%
Taxes, other than income taxes decreased 5% to $5.51 per boe for the three months ended June 30, 2024, compared to $5.81 per boe for the three months ended June 30, 2023. GHG allowance expense decreased due to mark-to-market price declines in the second quarter of 2024 compared to increases in the second quarter of 2023 The increase in ad valorem and property taxes is due to increased property values in due in part to the additional properties acquired in 2023.
Other Operating (Income) Expenses
For the three months ended June 30, 2024, other operating income was $3 million and mainly consisted of prior period royalty receipts and property tax refunds. For three months ended June 30, 2023, other income was $1 million, primarily due to a 2017 property tax refund.
Interest Expense
Interest expense increased $1 million, or 14%, in the three months ended June 30, 2024 when compared to the three months ended June 30, 2023 as we had higher working capital borrowings on the RBL Facility.
Income Taxes
Our effective tax rate was approximately 28% for the three months ended June 30, 2024 compared to approximately 29% for the three months ended June 30, 2023. The rate in both periods included the impact of certain permanent items which were not deductible and the utilization of tax credits.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023.

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$335,099	$324,060	$11,039	3%
Service revenue(1)	62,838	92,297	(29,459)	(32)%
Electricity sales	7,934	8,523	(589)	(7)%
(Losses) gains on oil and gas sales derivatives	(77,044)	59,370	(136,414)	n/a
Other revenues	103	81	22	27%
Total revenues and other	$328,930	$484,331	$(155,401)	(32)%
__________
(1)    The well servicing and abandonment segment occasionally provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $72 million and $96 million and the intercompany elimination was $9 million and $3 million for the six months ended June 30, 2024 and 2023, respectively.
Revenues and Other
Oil, natural gas and NGL sales increased $11 million, or 3%, to $335 million for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023. The variance was mainly driven by an increase in oil prices, partially offset by a decrease in gas prices.
Service revenue (excluding intercompany amounts) decreased $29 million, or 32%, to $63 million for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023, due to lower activity and a shift in service from third parties to our E&P segment.
Electricity sales, which represent sales to utilities are essentially flat at $8 million for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement losses for the six months ended June 30, 2024 and June 30, 2023 were $14 million and $9 million, respectively. The period-over-period increase in settlement losses was driven by a wider spread between the settled derivative fixed prices and index oil prices in the six months ended June 30, 2024 compared to that of the same period in 2023. The mark-to-market non-cash loss was $63 million for the six months ended June 30, 2024 and a gain of $69 million for the six months ended June 30, 2023. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Expenses and other:
Lease operating expenses	$114,686	$189,542	$(74,856)	(39)%
Costs of services(1)	52,325	73,182	(20,857)	(29)%
Electricity generation expenses	1,645	3,773	(2,128)	(56)%
Transportation expenses	2,098	2,137	(39)	(2)%
Acquisition costs(2)	4,011	972	3,039	313%
General and administrative expenses	39,115	54,157	(15,042)	(28)%
Depreciation, depletion and amortization	85,674	79,876	5,798	7%
Impairment of oil and gas properties	43,980	—	43,980	100%
Taxes, other than income taxes	28,363	24,167	4,196	17%
Losses on natural gas purchase derivatives	7,123	13,414	(6,291)	(47)%
Other operating (income)	(3,337)	(1,319)	(2,018)	(153)%
Total expenses and other	375,683	439,901	(64,218)	(15)%
Other (expenses) income:
Interest expense	(19,190)	(16,631)	(2,559)	15%
Other, net	(136)	(185)	49	(26)%
Total other expenses	(19,326)	(16,816)	(2,510)	15%
(Loss) income before income taxes	(66,079)	27,614	(93,693)	(339)%
Income tax (benefit) expense	(17,226)	7,703	(24,929)	324%
Net (loss) income	$(48,853)	$19,911	$(68,764)	(345)%
Adjusted EBITDA(3)	$142,863	$128,392	$14,471	11%
Adjusted Net Income(3)	$25,065	$16,973	$8,092	48%
__________
(1)    The well servicing and abandonment segment occasionally provides services to our E&P segment. Prior to the intercompany elimination, costs of services was $62 million and $77 million and the intercompany elimination was $9 million and $3 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
(2)    Includes legal and other professional expenses related to various transaction activities.
(3)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.
Expenses
Lease operating expenses, which do not include the effects of gas purchase hedges, decreased 39%, or $75 million, on an absolute dollar basis to $115 million for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023. The decrease was due to an $82 million decrease in natural gas (fuel) costs for our California steam generation facilities due to a decline in fuel prices. Lease operating expenses excluding fuel increased $7 million due to higher power costs and well servicing activity.
Cost of services (excluding intercompany amounts) decreased $21 million, or 29%, to $52 million in the six months ended June 30, 2024, due to cost savings in response to lower activity.
Electricity generation expenses decreased $2 million to $2 million for the six months ended June 30, 2024 compared to the same period in 2023 due to lower fuel prices and decreased volumes. Fuel costs included in electricity generation expenses exclude the effects of natural gas derivative settlements.

Gains and losses on natural gas purchase derivatives for the six months ended June 30, 2024 and June 30, 2023 consisted of a loss of $7 million and $13 million, respectively. In the six months ended June 30, 2024 the natural gas settlement price was less than the fixed price of settled positions which resulted in a settlement loss of $14 million, compared to the same period in 2023 when the natural gas settlement price was greater than the fixed prices of settled positions which resulted in a settlement gain of $44 million. The mark-to-market valuation for the six months ended June 30, 2024 was a gain of $7 million compared to a loss of $58 million for the same period in 2023 due to lower futures prices relative to our derivative fixed prices at June 30, 2024 compared to those at June 30, 2023. Because we are the fixed price payer on these natural gas swaps, generally, period to period increases (decreases) in the associated price index create valuation gains (losses).
Transportation expenses were comparable for the periods presented.
Acquisition costs increased $3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, and includes legal and professional expenses related to various transaction activities.
General and administrative expenses decreased $15 million, or 28%, to approximately $39 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. For the six months ended June 30, 2024 and June 30, 2023, general and administrative expenses included non-cash stock compensation costs of approximately $2 million and $8 million, respectively. We incurred non-recurring costs of $1 million for the six months ended June 30, 2024. For the six months ended June 30, 2023 we incurred non-recurring costs of $7 million, which were related to executive transition costs and workforce reduction costs in the first quarter of 2023.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs, decreased $3 million to $36 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to lower payroll related costs, resulting from cost savings initiatives implemented in the first quarter of 2024. See “—Non-GAAP Financial Measures” for a reconciliation of general and administrative expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted General and Administrative Expenses.
DD&A increased $6 million, or 7%, to $86 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to an increase in depletion rates.
Impairment of Oil and Gas Properties
Impairment of oil and gas properties was $44 million for the six months ended June 30, 2024. There was no impairment of oil and gas properties for the six months ended June 30, 2023.
Taxes, Other Than Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
	(per boe)
Severance taxes	$1.69	$1.61	$0.08	5%
Ad valorem and property taxes	2.33	2.03	0.30	15%
Greenhouse gas allowances and other emission costs	2.13	1.67	0.46	28%
Total taxes other than income taxes	$6.15	$5.31	$0.84	16%
Taxes, other than income taxes increased 16% to $6.15 per boe for the six months ended June 30, 2024 compared to $5.31 per boe for the six months ended June 30, 2023. GHG allowance expense increased due to higher non-cash mark-to-market prices for the allowances compared to the same period in 2023. Ad valorem taxes increased due to additional wells coming online and an increase in property values. Severance taxes increased due to an increase in the California conservation tax rate, partially offset by utilization of Utah tax credits.

Other Operating (Income) Expenses
For the six months ended June 30, 2024, other operating income was $3 million and mainly consisted of prior period royalty receipts and property tax refunds. For the six months ended June 30, 2023, other operating income was $1 million and mainly consisted of a 2017 property tax refund.
Interest Expense
Interest expense increased $3 million, or 15%, in the six months ended June 30, 2024 compared to the same period in 2023 as a result of higher working capital borrowings on the RBL Facility in 2023.
Income Taxes
Our effective tax rate was approximately 26% for the six months ended June 30, 2024, compared to 28% for the six months ended June 30, 2023, respectively. The rate for the six months ended June 30, 2024 was impacted by the book loss in the second quarter of 2024, which included the impact of certain permanent items that are not deductible for tax purposes.
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

E&P Field Operations

	Three Months Ended
	June 30, 2024	March 31, 2024	$ Change	% Change
	(per boe)
Expenses from field operations
Lease operating expenses	$23.47	$26.28	$(2.81)	(11)%
Electricity generation expenses	0.24	0.47	(0.23)	(49)%
Transportation expenses	0.45	0.46	(0.01)	(2)%
Total	$24.16	$27.21	$(3.05)	(11)%

Cash settlements paid for gas purchase hedges	$4.05	$1.91	$2.14	112%

E&P non-production revenues
Electricity sales	$1.60	$1.84	$(0.24)	(13)%
Transportation sales	0.02	0.03	(0.01)	(33)%
Total	$1.62	$1.87	$(0.25)	(13)%

	Three Months Ended
	June 30, 2024	June 30, 2023	$ Change	% Change
	(per boe)
Expenses from field operations
Lease operating expenses	$23.47	$23.17	$0.30	1%
Electricity generation expenses	0.24	0.54	(0.30)	(56)%
Transportation expenses	0.45	0.46	(0.01)	(2)%
Total	$24.16	$24.17	$(0.01)	0%

Cash settlements paid for gas purchase hedges	$4.05	$4.56	$(0.51)	(11)%

E&P non-production revenues
Electricity sales	$1.60	$1.30	$0.30	23%
Transportation sales	0.02	0.02	—	—%
Total	$1.62	$1.32	$0.30	23%

	Six Months Ended
	June 30, 2024	June 30, 2023	$ Change	% Change
	(per boe)
Expenses from field operations
Lease operating expenses	$24.88	$41.68	$(16.80)	(40)%
Electricity generation expenses	0.36	0.83	(0.47)	(57)%
Transportation expenses	0.46	0.47	(0.01)	(2)%
Total	$25.70	$42.98	$(17.28)	(40)%

Cash settlements paid (received) for gas purchase hedges	$2.98	$(9.71)	$12.69	(131)%

E&P non-production revenues
Electricity sales	$1.72	$1.87	$(0.15)	(8)%
Transportation sales	0.02	0.02	—	—%
Total	$1.74	$1.89	$(0.15)	(8)%

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

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Adjusted EBITDA reconciliation:
Net (loss) income	$(8,769)	$(40,084)	$25,770	$(48,853)	$19,911
Add (Subtract):
Interest expense	10,050	9,140	8,794	19,190	16,631
Income tax (benefit) expense	(3,326)	(13,900)	10,616	(17,226)	7,703
Depreciation, depletion and amortization	42,843	42,831	39,755	85,674	79,876
Impairment of oil and gas properties	43,980	—	—	43,980	—
Losses (gains) on derivatives	8,486	75,681	(6,847)	84,167	(45,956)
Net cash (paid) received for scheduled derivative settlements	(19,115)	(9,094)	(12,524)	(28,209)	34,943
Other operating (income)	(3,204)	(133)	(1,033)	(3,337)	(1,319)
Stock compensation expense(1)	1,990	385	3,552	2,375	8,318
Acquisition costs(2)	1,394	2,617	972	4,011	972
Non-recurring costs(3)	—	1,091	—	1,091	7,313
Adjusted EBITDA	$74,329	$68,534	$69,055	$142,863	$128,392

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Adjusted EBITDA reconciliation:
Net cash provided by operating activities	$70,891	$27,273	$62,538	$98,164	$64,319
Add (Subtract):
Cash interest payments	1,395	15,256	1,004	16,651	15,392
Cash income tax payments	491	—	670	491	670
Acquisition costs(2)	1,394	2,617	—	4,011	—
Non-recurring costs(3)	—	1,091	—	1,091	7,313
Changes in operating assets and liabilities - working capital(4)	3,293	22,543	6,065	25,836	42,810
Other operating (income) - cash portion(5)	(3,135)	(246)	(1,222)	(3,381)	(2,112)
Adjusted EBITDA	$74,329	$68,534	$69,055	$142,863	$128,392
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
(5)    Represents the cash portion of other operating (income) from the income statement, net of the non-cash portion in the cash flow statement.

The following table presents a reconciliation of the GAAP financial measure of operating cash flow to the non-GAAP financial measure of Adjusted Free Cash Flow for each of the periods indicated.

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Adjusted Free Cash Flow reconciliation:
Net cash provided by operating activities(1)	$70,891	$27,273	$62,538	$98,164	$64,319
Subtract:
Capital expenditures(2)	(42,325)	(16,936)	(19,625)	(59,261)	(38,897)
Fixed dividends(3)	(9,233)	(9,233)	(9,139)	(18,466)	(18,329)
Adjusted Free Cash Flow	$19,333	$1,104	$33,774	$20,437	$7,093
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

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
	(in thousands)
Consolidated capital expenditures(a)	$(21,895)	$(42,528)
Excluded items(b)	2,270	3,631
Maintenance capital	$(19,625)	$(38,897)
__________
(a)    Capital expenditures include capitalized overhead and interest and excludes acquisitions and asset retirement spending.
(b)    Comprised of the capital expenditures in our E&P segment that are related to strategic business expansion, such as acquisitions of oil and gas properties and any exploration and development activities to increase production beyond the prior year’s annual production volumes and capital expenditures in our well servicing and abandonment segment and corporate expenditures that are related to ancillary sustainability initiatives or other expenditures that are discretionary and unrelated to maintenance of our core business. For the three and six months ended June 30, 2023, we excluded approximately $1.3 million and $2.3 million of capital expenditures related to our well servicing and abandonment segment, respectively, which was substantially all used for sustainability initiatives or other expenditures that are discretionary and unrelated to maintenance of our core business. For the three and six months ended June 30, 2023, we excluded approximately $0.9 million and $1.3 million of corporate capital expenditures, respectively, which we determined was not related to the maintenance of our baseline production.
(3)    Represents fixed dividends declared for the periods presented.

The following table presents a reconciliation of the GAAP financial measures of net income (loss) and net income (loss) per share — diluted to the non-GAAP financial measures of Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per share — diluted for each of the periods indicated.

	Three Months Ended
	June 30, 2024		March 31, 2024		June 30, 2023
	(in thousands)	per share - diluted	(in thousands)	per share - diluted	(in thousands)	per share - diluted
Adjusted Net Income (Loss) reconciliation:
Net (loss) income	$(8,769)	$(0.11)	$(40,084)	$(0.52)	$25,770	$0.33
Add (Subtract):
Losses (gains) on derivatives	8,486	0.11	75,681	0.98	(6,847)	(0.09)
Net cash (paid) received for scheduled derivative settlements	(19,115)	(0.25)	(9,094)	(0.12)	(12,524)	(0.16)
Other operating (income)	(3,204)	(0.05)	(133)	—	(1,033)	(0.01)
Impairment of oil and gas properties	43,980	0.57	—	—	—	—
Acquisition costs(1)	1,394	0.02	2,617	0.03	972	0.01
Non-recurring costs(2)	—	—	1,091	0.02	—	—
Total additions (subtractions), net	31,541	0.40	70,162	0.91	(19,432)	(0.25)
Income tax (benefit) expense of adjustments(3)	(8,617)	(0.11)	(19,168)	(0.25)	5,328	0.07
Adjusted Net Income	$14,155	$0.18	$10,910	$0.14	$11,666	$0.15

Basic EPS on Adjusted Net Income	$0.18		$0.14		$0.15
Diluted EPS on Adjusted Net Income	$0.18		$0.14		$0.15

Weighted average shares of common stock outstanding - basic	76,939		76,254		76,721
Weighted average shares of common stock outstanding - diluted	77,161		77,373		79,285
__________
(1)    Includes legal and other professional expenses related to various transaction activities.
(2)    In 2024, non-recurring costs included workforce reduction costs in the first quarter. In 2023, non-recurring costs included executive transition costs and workforce reduction costs in the first quarter.
(3)    The federal and state statutory rates were utilized for all periods presented.

	Six Months Ended
	June 30, 2024		June 30, 2023
	(in thousands)	per share - diluted	(in thousands)	per share - diluted
Adjusted Net Income (Loss) reconciliation:
Net (loss) income	$(48,853)	$(0.64)	$19,911	$0.25
Add (Subtract):
Losses (gains) on derivatives	84,167	1.10	(45,956)	(0.58)
Net cash (paid) received for scheduled derivative settlements	(28,209)	(0.37)	34,943	0.44
Other operating (income)	(3,337)	(0.03)	(1,319)	(0.01)
Impairment of oil and gas properties	43,980	0.57	—	—
Acquisition costs(1)	4,011	0.05	972	0.01
Non-recurring costs(2)	1,091	0.01	7,313	0.09
Total additions (subtractions), net	101,703	1.33	(4,047)	(0.05)
Income tax (benefit) expense of adjustments(3)	(27,785)	(0.36)	1,109	0.01
Adjusted Net Income	$25,065	$0.33	$16,973	$0.21

Basic EPS on Adjusted Net Income	$0.33		$0.22
Diluted EPS on Adjusted Net Income	$0.33		$0.21

Weighted average shares of common stock outstanding - basic	76,597		76,419
Weighted average shares of common stock outstanding - diluted	76,860		79,575
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

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Adjusted General and Administrative Expense reconciliation:
General and administrative expenses	$18,881	$20,234	$22,488	$39,115	$54,157
Subtract:
Non-cash stock compensation expense (G&A portion)(1)	(1,843)	(200)	(3,379)	(2,043)	(7,998)
Non-recurring costs(2)	—	(1,091)	—	(1,091)	(7,313)
Adjusted general and administrative expenses	$17,038	$18,943	$19,109	$35,981	$38,846

Well servicing and abandonment segment	$2,454	$2,929	$2,958	$5,383	$6,084

E&P segment, and corporate	$14,584	$16,014	$16,151	$30,598	$32,762
E&P segment, and corporate ($/boe)	$6.34	$6.93	$6.84	$6.64	$7.20

Total mboe	2,300	2,310	2,361	4,610	4,548
__________
(1)    Decrease in the first quarter of 2024 is the result of stock award forfeitures.
(2)    In 2024, non-recurring costs included workforce reduction costs in the first quarter. In 2023, non-recurring costs included executive transition costs and workforce reduction costs in the first quarter.

Liquidity and Capital Resources
As of June 30, 2024, we had liquidity of $169 million, consisting of $7 million cash, $155 million available for borrowings under our 2021 RBL Facility and $7 million available for borrowings under our 2022 ABL Facility (as defined below). As of July 31, 2024, we reduced our borrowings outstanding under the 2021 RBL Facility to $28 million. Based on current commodity prices and our development success rate to date, we expect to be able to fund the remainder of our 2024 capital development programs from cash flow from operations.
We review the allocations under our shareholder return model from time to time based on industry conditions, operational results, contractual restrictions and other factors. We believe it is likely in future periods that we may have additional restrictions on dividends and share repurchases under any debt agreement we may enter into in connection with refinancing our 2026 Notes (as defined below) or that we will need to reduce such amounts and allocate additional funds to debt repayment. Also, in 2024, we updated the definition of Adjusted Free Cash Flow, a non-GAAP measure, as cash flow from operations less regular fixed dividends and all capital expenditures. For 2023, Adjusted Free Cash Flow was defined as cash flow from operations less regular fixed dividends and maintenance capital. Our goal is to continue maximizing enterprise value through overall returns. Beginning in 2023, the annual allocation of Adjusted Free Cash Flow has been (a) 80% primarily in the form of debt repurchases, stock repurchases, strategic growth, and acquisitions of producing bolt-on assets; and (b) 20% in the form of variable dividends. Any dividends (fixed or variable) actually paid will be determined by our Board of Directors in light of then existing conditions and circumstances, including our earnings, financial condition, restrictions in financing agreements, including any agreements we may enter into in the future in connection with refinancing our 2026 Notes, business conditions and other factors. From time to time we consider bolt-on acquisitions, which may be used to maintain our existing production volumes or may support strategic growth, and could be at least partially funded by reallocating a portion of our capital expenditures, as a way of increasing Adjusted Free Cash Flow.
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
Our 2026 Notes mature in February 2026. We are currently evaluating prospective financing arrangements to refinance our 2026 Notes and extend the maturity date of the 2021 RBL Facility. We may not be successful in refinancing, repaying or extending the maturity of our 2026 Notes or our 2021 RBL Facility, and any such refinancing may not be obtainable on terms favorable to us. If we are unable to refinance the 2026 Notes or extend the maturity date of the 2021 RBL Facility, the 2021 RBL Facility will become current as of August 26, 2024 and the 2026 Notes will become current as of February 15, 2025. The failure to repay the 2021 RBL Facility or the 2026 Notes promptly following any such reclassification to current debt could result in a going concern qualification with respect to our annual audited financial statements.
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

2021 RBL Facility
See Note 2—Debt in the Notes to Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Quarterly Report for details regarding the current terms of the 2021 RBL Facility.
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
The indenture governing the 2026 Notes contains customary covenants and events of default (in some cases, subject to grace periods). We were in compliance with all covenants under the 2026 Notes as of June 30, 2024.
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
In addition, we also hedge to meet the hedging requirements of the 2021 RBL Facility. The 2021 RBL Facility requires us to maintain commodity hedges (other than three-way collars), with floor prices no less than 80% of the then prevailing market price at the time such hedging agreement is entered into, on minimum notional volumes of (i) at least 75% of our reasonably projected production of crude oil from our PDP reserves, for each full calendar month during the period from and including the first full calendar month following each April 1 and October 1 of each calendar year after the effective date of the 2021 RBL Facility through and including the 24th full calendar month following each such April 1 and October 1 and (ii) at least 50% of our reasonably projected production of crude oil from our PDP reserves, for each full calendar month during the period from and including the 25th full calendar month following each such Minimum Hedging Requirement Date through and including the 36th full calendar month following each such Minimum Hedging Requirement Date; provided, that in the case of each of the above clauses (i) and (ii), the notional volumes hedged are deemed reduced by the notional volumes of any short puts or other similar derivatives having the effect of exposing us to commodity price risk below the “floor.”

In addition to minimum hedging requirements and other restrictions in respect of hedging described therein, the 2021 RBL Facility contains restrictions on our commodity hedging which prevent us from entering into hedging agreements (i) with a tenor exceeding 60 months or (ii) for notional volumes which (when aggregated with other commodity hedges then in effect other than basis differential swaps on volumes already hedged) exceed, as of the date such hedging agreement is executed, 90% of our reasonably projected production of crude oil from our PDP reserves, for each month following the date such hedging agreement is entered into, provided that such volume limitations do not apply to, among other things, short puts or long put options contracts that are not related to corresponding calls, collars, or swaps.

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
As of August 6, 2024, we had the following crude oil production and gas purchases hedges.

	Q3 2024	Q4 2024	FY 2025	FY 2026	FY 2027	FY 2028	FY 2029
Brent - Crude Oil production
Swaps
Hedged volume (bbls)	1,481,749	1,438,656	4,951,125	2,633,268	3,056,000	2,378,000	724,000
Weighted-average price ($/bbl)	$76.88	$76.93	$76.07	$71.76	$70.66	$68.36	$67.44
Sold Calls(1)
Hedged volume (bbls)	92,000	92,000	296,127	1,251,500	318,500	—	—
Weighted-average price ($/bbl)	$105.00	$105.00	$88.69	$85.53	$80.03	$—	$—
Purchased Puts (net)(2)
Hedged volume (bbls)	322,000	322,000	—	—	—	—	—
Weighted-average price ($/bbl)	$50.00	$50.00	$—	$—	$—	$—	$—
Purchased Puts (net)(2)
Hedged volume (bbls)	—	—	296,127	1,251,500	318,500	—	—
Weighted-average price ($/bbl)	$—	$—	$60.00	$60.00	$65.00	$—	$—
Sold Puts (net)(2)
Hedged volume (bbls)	46,000	46,000	—	—	—	—	—
Weighted-average price ($/bbl)	$40.00	$40.00	$—	$—	$—	$—	$—
NWPL - Natural Gas purchases(3)
Swaps
Hedged volume (mmbtu)	3,680,000	3,680,000	13,380,000	3,040,000	—	—	—
Weighted-average price ($/mmbtu)	$3.96	$3.96	$4.27	$4.26	$—	$—	$—
__________
(1)    Purchased calls and sold calls with the same strike price have been presented on a net basis.
(2)    Purchased puts and sold puts with the same strike price have been presented on a net basis.
(3)    The term “NWPL” is defined as Northwest Rocky Mountain Pipeline.

(Losses) Gains on Derivatives
A summary of gains and losses on the derivatives included on the statements of operations is presented below:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Realized (losses) gains on commodity derivatives:
Realized (losses) on oil sales derivatives	$(9,801)	$(4,682)	$(1,770)	$(14,483)	$(9,208)
Realized (losses) gains on natural gas purchase derivatives	(9,314)	(4,412)	(10,754)	(13,726)	44,151
Total realized (losses) gains on derivatives	$(19,115)	$(9,094)	$(12,524)	$(28,209)	$34,943

Unrealized gains (losses) on commodity derivatives:
Unrealized gains (losses) on oil sales derivatives	$3,957	$(66,518)	$22,641	$(62,561)	$68,578
Unrealized gains (losses) on natural gas purchase derivatives	6,672	(69)	(3,270)	6,603	(57,565)
Total unrealized gains (losses) on derivatives	$10,629	$(66,587)	$19,371	$(55,958)	$11,013
Total (losses) gains on derivatives	$(8,486)	$(75,681)	$6,847	$(84,167)	$45,956
The following table summarizes the historical results of our hedging activities.

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Crude Oil (per bbl):
Realized sales price, before the effects of derivative settlements	$78.18	$75.31	$70.68	$76.73	$72.62
Effects of derivative settlements	(4.60)	(2.17)	(0.81)	(3.38)	(2.18)
Realized sales price, after the effects of derivatives	$73.58	$73.14	$69.87	$73.35	$70.44
Purchased Natural Gas (per mmbtu):
Purchase price, before the effects of derivative settlements	$2.26	$3.99	$3.44	$3.15	$11.86
Effects of derivative settlements	2.04	0.92	2.20	1.47	(4.64)
Purchase price, after the effects of derivatives settlements	$4.30	$4.91	$5.64	$4.62	$7.22

Cash Dividends
In the first quarter of 2024, our Board of Directors declared a fixed cash dividend of $0.12 per share, as well as a variable cash dividend of $0.14 per share which was based on the results of the fourth quarter of 2023, for a total of $0.26 per share, which we paid in March 2024. In April 2024, the Board of Directors approved a fixed cash dividend totaling $0.12 per share, which was paid in May 2024. In July 2024, the Board of Directors approved a fixed cash dividend of $0.12 per share and a variable cash dividend of $0.05 per share, based on the results for the six months ended June 30, 2024, for a total of $0.17per share, which is expected to be paid in August 2024.
The following table represents the regular fixed cash dividends on our common stock and variable dividends approved by our Board of Directors in 2024.

	First Quarter	Second Quarter	Year-to-Date
Fixed Dividends	$0.12	$0.12	$0.24
Variable Dividends(1)	—	0.05	0.05
Total	$0.12	$0.17	$0.29
__________
(1)    Variable dividends have been declared the quarter following the period of results. The table notes total dividends earned in each quarter. In July 2024, the Board of Directors approved a $0.05 variable dividend based on the results for the six months ended June 30, 2024.
Stock Repurchase Program
The Company did not repurchase any shares during the three and six months ended June 30, 2024. As of June 30, 2024, the Company had repurchased a total of 11.9 million shares, cumulatively, under the stock repurchase program for approximately $114 million in aggregate. According to the shareholder return model, the Company may allocate a portion of Adjusted Free Cash Flow, a non-GAAP measure, to opportunistic share repurchases.
As of June 30, 2024, the Company’s remaining total share repurchase authority approved by the Board of Directors was $190 million. The Board of Directors’ authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions or by other means, subject to market conditions and other factors, up to the aggregate amount authorized by the Board of Directors. The Board of Directors authorization has no expiration date.
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

Statements of Cash Flows

The following is a comparative cash flow summary:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash:
Provided by operating activities	$98,164	$64,319
Used in investing activities	(61,147)	(58,421)
Used in financing activities	(35,164)	(43,582)
Net (decrease) in cash and cash equivalents	$1,853	$(37,684)
Operating Activities
Cash provided by operating activities increased for the six months ended June 30, 2024 by approximately $34 million when compared to the six months ended June 30, 2023. The increase was primarily related to a decrease in lease operating expenses (largely fuel gas purchases), an increase in unhedged revenue, and an increase in the change in net working capital, and lower general and administrative expenses (from lower payroll costs) and lower executive transition costs, partially offset by an increase in derivatives settlements paid and an increase in taxes, other than income taxes.
Investing Activities
The following provides a comparative summary of cash flows from investing activities:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Capital expenditures:
Capital expenditures	$(59,261)	$(42,528)
Changes in capital expenditures accruals	4,147	(8,564)
Acquisitions, net of cash received	(6,033)	(7,329)
Net cash used in investing activities	$(61,147)	$(58,421)
Cash used in investing activities increased $3 million for the six months ended June 30, 2024 when compared to the same period in 2023, primarily due to higher capital expenditures as we drilled more wells in the first half of 2024 versus the first half of 2023 as well as the capital expenditures related to our non-operated interest in four horizontal wells in Utah.
Financing Activities
Cash used in financing activities decreased approximately $10 million for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023 primarily due to decreased dividends paid, partially offset by decreased borrowings under the 2021 RBL credit facility.

Balance Sheet Analysis
The changes in our balance sheet from December 31, 2023 to June 30, 2024 are discussed below.

	June 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$6,688	$4,835
Accounts receivable, net	$82,017	$86,918
Derivative instruments assets - current and long-term	$—	$10,751
Other current assets	$38,784	$43,759
Property, plant & equipment, net	$1,349,593	$1,406,612
Deferred income taxes asset - long-term	$45,915	$30,308
Other noncurrent assets	$9,912	$10,975
Accounts payable and accrued expenses	$168,426	$213,401
Derivative instruments liabilities - current and long-term	$55,946	$10,740
Long-term debt	$433,656	$427,993
Deferred income taxes liability - long-term	$—	$2,344
Asset retirement obligations - long-term	$178,980	$176,578
Other noncurrent liabilities	$22,941	$5,126
Stockholders’ equity	$672,960	$757,976
See “—Liquidity and Capital Resources” for discussions about the changes in cash and cash equivalents.
The $5 million decrease in accounts receivable was primarily due to decreased oil and gas sales between the two ending periods.
The $5 million decrease in other current assets was primarily due to prepaid expense amortization.
The $57 million decrease in property, plant and equipment was primarily due to year-to-date changes in accumulated depreciation of $79 million and $44 million in impairment, offset by $59 million in capital investments and $6 million in acquisitions.
The $16 million increase in net deferred income taxes assets - long term, which includes the deferred tax liability, was primarily due to the tax effect of the year-to-date book loss.
The $45 million decrease in accounts payable and accrued expenses includes decreased fuel gas purchases (based on lower fuel gas price) since year end, decreased for greenhouse gas liability and payments in the first half of 2024 for royalties and annual incentive compensation, offset by an increase in the capital spend accrual as well as a small increase in taxes other than income taxes.
The $56 million increase in net derivative liability, which includes the derivative asset, is due to change in the derivative values and positions at the end of each period. Changes to mark-to-market derivative values at the end of each period result from differences in the forward curve prices relative to the contract fixed prices, changes in positions held and settlements received and paid throughout the periods.
The $6 million increase in long-term debt largely reflected year-to-date borrowings, net of repayments, on our 2021 RBL Facility related to typical first quarter working capital needs largely paid down in the second quarter.
The $2 million decrease in deferred income taxes liability - long-term is due to the year-to-date state NOL that was generated.
The $2 million increase in the long-term portion of the asset retirement obligations from $177 million at

December 31, 2023 to $178 million at June 30, 2024 was due to $6 million of accretion expense and $1 million in liabilities incurred, largely offset by $5 million of liabilities settled during the period.
The $18 million increase in other noncurrent liabilities is primarily due to the obligations for greenhouse gas allowances incurred in the first half of 2024 due in over one year.
The $85 million decrease in stockholders’ equity was due to $34 million of common stock dividends, $49 million in net loss, and $5 million of shares withheld for payment of taxes on equity awards, partially offset by $3 million of stock-based compensation.
Lawsuits, Claims, Commitments, and Contingencies
In the normal course of business, we, or our subsidiaries, are the subject of, or party to, pending or threatened legal proceedings, contingencies and commitments involving a variety of matters that seek, or may seek, among other things, compensation for alleged personal injury, breach of contract, false claims, property damage or other losses, punitive damages, fines and penalties, remediation costs, or injunctive or declaratory relief.
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at June 30, 2024 and December 31, 2023. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of June 30, 2024, we are not aware of material indemnity claims pending or threatened against us.
Securities Litigation Matters
In November 2020, a putative securities class action (the “Securities Class Action”) was filed in the United States District Court for the Northern District of Texas, claiming that Berry Corp. and certain of its current and former directors and officers violated the Securities Act of 1933 and the Exchange Act of 1934 by allegedly making false and misleading statements between the IPO and November 3, 2020, and in the IPO offering materials, about the Company’s permits and permitting processes.
While the motion for class certification was still pending before the court, the parties reached an agreement-in-principle to settle all claims in the Securities Class Action for an aggregate sum of $2.5 million. Following notice to the class and an opt-out and objection process, the Court granted final approval of the settlement on February 6, 2024, and terminated the case. The Defendants continue to maintain that the claims were without merit and admitted no liability in connection with the settlement.
While the Securities Class Action is now concluded, certain related shareholder derivative actions remain pending. On October 20, 2022, a shareholder derivative lawsuit (the “Assad Lawsuit”) was filed in the United States District Court for the Northern District of Texas by putative stockholder George Assad, allegedly on behalf of the Company, that piggy-backs on the Securities Class Action and is currently pending before the same court. The derivative complaint names certain current and former officers and directors as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the Securities Class Action. The derivative complaint also alleges claims for unjust enrichment as against all defendants, and claims for contribution and indemnification under Sections 10(b) and 21D of the Exchange Act. On January 27, 2023, the court granted the parties’ joint stipulated request to stay the Assad Lawsuit pending resolution of the Securities Class Action.

On January 20, 2023, a second shareholder derivative lawsuit (the “Karp Lawsuit,” together with the Assad Lawsuit, the “Shareholder Derivative Actions”) was filed, this time in the United States District Court for the District of Delaware, by putative stockholder Molly Karp, allegedly on behalf of the Company, again piggy-backing on the Securities Class Action. This complaint, similar to the Assad Lawsuit, is brought against certain current and former officers and directors of the Company, asserting breach of fiduciary duty, aiding and abetting, and contribution claims based on the defendants allegedly having caused or failed to prevent the securities violations alleged in the Securities Class Action. In addition, the complaint asserts a claim under Section 14(a) of the Exchange Act, alleging that Berry’s 2022 proxy statement was false and misleading in that it suggested the Company’s internal controls were sufficient and the Board of Directors was adequately overseeing material risks facing the Company when, according to the derivative plaintiff, that was not the case. On February 13, 2023, the court granted the parties’ joint stipulated request to stay the Karp Lawsuit pending further developments in the Securities Class Action.

The settlement of the Securities Class Action did not resolve the Shareholder Derivative Actions, which remain pending. The defendants continue to believe the claims in the Shareholder Derivative Actions are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome. At this time, we are unable to estimate the probability or the amount of liability, if any, related to these matters.

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
Contractual Obligations
The following is a summary of our commitments and contractual obligations as of June 30, 2024:

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Debt obligations:
RBL Facility	$36,000	$—	$36,000	$—	$—
2026 Notes	400,000	—	400,000	—	—
Interest(1)	45,500	28,000	17,500	—	—
Deferred acquisition payable(2)	20,000	20,000	—	—	—
Other:
Leases	7,267	2,780	3,809	678	—
Asset retirement obligations(3)	198,980	20,000	—	—	178,980
Off-Balance Sheet arrangements:(4)
Transportation contracts(5)	75,520	10,972	16,952	16,165	31,431
GHG compliance purchase contracts(6)	22,279	17,695	4,584	—	—
Other purchase obligations(7)	17,100	17,100	—	—	—
Total contractual obligations	$822,646	$116,547	$478,845	$16,843	$210,411
__________
(1)    Represents interest on the 2026 Notes computed at 7% through contractual maturity in 2026.
(2)    The remaining payable of $20 million for the acquisition of Macpherson Energy, as of June 30, 2024. The amount was paid in July 2024.
(3)    Represents the estimated future asset retirement obligations on a discounted basis. We do not show the long-term asset retirement obligations by year as we are not able to precisely predict the timing of these amounts. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgements that are subject to revisions based on numerous factors, including the rate of inflation, changing technology, and changes to federal, state and local laws and regulations. See Note 1—Basis of Presentation in the notes to consolidated financial statements in Part II—Item 8. “Financial Statements and Supplementary

Data” in our Annual Report for more information.
(4)    These commitments and contractual obligations are expected to be funded by our cash flow from operations.
(5)    Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure pipeline transportation of natural gas to market and between markets.
(6)    We have entered into contracts to purchase GHG compliance instruments totaling $22 million, of which $7 million will be delivered and paid in the fourth quarter 2024 and the remaining $15 million of these instruments will be delivered and paid in 2025.
(7)    As of June 30, 2024, we have a total drilling commitment in California of $17.1 million. We are required to drill 57 wells consisting of 28 wells by December 2024 and the remaining 29 wells by June 2025.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates from those disclosed in our Annual Report. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report.
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
•our ability to refinance or pay, when due, the principal of, interest or other amounts due in respect of our indebtedness, including our 2026 Notes and our 2021 RBL Facility;
•inflation levels and government efforts to reduce inflation, including related interest rate determinations;
•overall domestic and global political and economic trends, geopolitical risks and general economic and industry conditions, such as inflation, high interest rates, increased volatility in financial and credit markets, global supply chain disruptions, government interventions into the financial markets and economy and volatility related to recent and upcoming elections in the United States and other major economies;

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
•risks related to our public statements with respect to sustainability matters that may be subject to heightened scrutiny from the public and governmental authorities related to the risk of potential “greenwashing”;
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
•concerns about climate change and air quality issues;
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
•asset impairments from commodity price declines, regulatory changes, permitting delays or other factors;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2024, there have been no material changes in the information required to be provided under Item 305 of Regulation S-K included in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, except as discussed below.
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
At June 30, 2024, the fair value of our hedge positions was a net liability of approximately $56 million. A 10% increase in the oil and natural gas index prices above the June 30, 2024 prices would result in a net liability of approximately $135 million; conversely, a 10% decrease in the oil and natural gas index prices below the June 30, 2024 prices would result in a net asset of approximately $27 million. For additional information about derivative activity, see Note 3—Derivatives in the notes to the condensed consolidated financial statements in Part I, Item 1. “Financial Statements” of this Quarterly Report.
At June 30, 2024, the fair value of our emission allowances required by California’s cap-and-trade program was $9 million. A 10% increase or decrease in the market price would result in a change in expense by approximately $1 million.
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

Item 4. Controls and Procedures
Our Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, they each concluded that our disclosure controls and procedures were effective as of June 30, 2024.
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
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2024 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings
We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.
Securities Litigation Matter
In November 2020, a putative securities class action (the “Securities Class Action”) was filed in the United States District Court for the Northern District of Texas, claiming that Berry Corp. and certain of its current and former directors and officers violated the Securities Act of 1933 and the Exchange Act of 1934 by allegedly making false and misleading statements between the IPO and November 3, 2020, and in the IPO offering materials, about the Company’s permits and permitting processes.
While the motion for class certification was still pending before the court, the parties reached an agreement-in-principle to settle all claims in the Securities Class Action for an aggregate sum of $2.5 million. Following notice to the class and an opt-out and objection process, the Court granted final approval of the settlement on February 6, 2024, and terminated the case. The Defendants continue to maintain that the claims were without merit and admitted no liability in connection with the settlement.
While the Securities Class Action is now concluded, certain related shareholder derivative actions remain pending. On October 20, 2022, a shareholder derivative lawsuit (the “Assad Lawsuit”) was filed in the United States District Court for the Northern District of Texas by putative stockholder George Assad, allegedly on behalf of the Company, that piggy-backs on the Securities Class Action and is currently pending before the same court. The derivative complaint names certain current and former officers and directors as defendants, and generally alleges that they breached their fiduciary duties by causing or failing to prevent the securities violations alleged in the Securities Class Action. The derivative complaint also alleges claims for unjust enrichment as against all defendants, and claims for contribution and indemnification under Sections 10(b) and 21D of the Exchange Act. On January 27, 2023, the court granted the parties’ joint stipulated request to stay the Assad Lawsuit pending resolution of the Securities Class Action.

On January 20, 2023, a second shareholder derivative lawsuit (the “Karp Lawsuit,” together with the Assad Lawsuit, the “Shareholder Derivative Actions”) was filed, this time in the United States District Court for the District of Delaware, by putative stockholder Molly Karp, allegedly on behalf of the Company, again piggy-backing on the Securities Class Action. This complaint, similar to the Assad Lawsuit, is brought against certain current and former officers and directors of the Company, asserting breach of fiduciary duty, aiding and abetting, and contribution claims based on the defendants allegedly having caused or failed to prevent the securities violations alleged in the Securities Class Action. In addition, the complaint asserts a claim under Section 14(a) of the Exchange Act, alleging that Berry’s 2022 proxy statement was false and misleading in that it suggested the Company’s internal controls were sufficient and the Board of Directors was adequately overseeing material risks facing the Company when, according to the derivative plaintiff, that was not the case. On February 13, 2023, the court granted the parties’ joint stipulated request to stay the Karp Lawsuit pending further developments in the Securities Class Action.

The settlement of the Securities Class Action did not resolve the Shareholder Derivative Actions, which remain pending. The defendants continue to believe the claims in the Shareholder Derivative Actions are without merit and intend to defend vigorously against them, but there can be no assurances as to the outcome. At this time, we are unable to estimate the probability or the amount of liability, if any, related to these matters.

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
The recent definitive implementation of SB 1137 to restrict the production of oil and gas in certain setback areas is expected to negatively impact our reserves and could result in decreased demand for fossil fuels within the states where we operate.
In September 2022, the Governor of California signed into law SB 1137 which prohibits CalGEM from permitting any new wells, or the rework of existing wells, if the proposed new drill or rework is within 3,200 feet of certain sensitive receptors such as homes, schools or parks, effective January 1, 2023. On January 6, 2023, CalGEM’s emergency regulations to support implementation of SB 1137 were approved by the Office of Administrative Law and final regulations were published. See Part II, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters—Setbacks—SB 1137” in this Quarterly Report. SB 1137 was stayed pending a vote of the California General Election in November 2024, however, in June 2024, the ballot proposal was withdrawn with the proposal’s sponsors instead indicating a view to challenging SB 1137 in court and the provisions of SB 1137 are effective immediately.
As a result of the setbacks established by SB 1137, we recorded a non-cash pre-tax asset impairment charge of $44 million, $33 million after-tax) on unproved oil and gas properties in certain California locations during the second quarter of 2024. The impairment represents approximately 2% of our total oil and natural gas properties. See Note 10—Oil and Natural Gas Properties to the Financial Statements.
In addition to the permitting requirements, by January 1, 2025, all wells and facilities within a setback must be in compliance with specific health, safety and environmental requirements pursuant to SB 1137 with leak detection and response plans developed and submitted to CalGEM for agency approval. CalGEM must approve these plans by January 1, 2026 and, beginning on January 1, 2027, operators are required to suspend operations within setback areas unless they have a CalGEM-approved leak detection and response plan that has been fully implemented. This plan must be updated every five years, and operators must annually report on implementation of these plans as well as the results of baseline water quality testing. The majority of our production is in rural areas in the San Joaquin basin and is unlikely to be affected by SB 1137. Approximately 15% of our production for the six months ended June 30, 2024 was within setback zones subject to SB 1137 and subject to these requirements. We do not expect this law to result in any material change to our overall existing proved developed producing reserves or current production rates. However, we cannot predict CalGEM’s timeline for approving these plans or whether CalGEM will require more stringent mitigation in connection with final approval of such plans, or whether circumstances may arise in the future that could adversely impact production within setback zones. Additionally, failure to comply with the requirements of SB 1137 may result in enforcement action and the imposition of substantial fines and penalties.
We may not be successful in refinancing, repaying or extending the maturity of our 2026 Notes or our 2021 RBL Facility, and any such refinancing may not be obtainable on terms favorable to us. If we are not able to refinance the 2026 Notes or extend the maturity date of the 2021 RBL Facility, the 2021 RBL Facility and the 2026 Notes will be classified as current debt as of August 26, 2024 and February 15, 2025, respectively.

The 2021 RBL Facility matures on August 26, 2025 and the 2026 Notes mature on February 15, 2026. We are currently evaluating prospective financing arrangements to refinance our 2026 Notes and extend the maturity date of the 2021 RBL Facility. We may not be successful in refinancing, repaying or extending the maturity of our 2026 Notes or our 2021 RBL Facility, and any such refinancing may not be obtainable on terms favorable to us. If we are not able to refinance the 2026 Notes or extend the maturity date of the 2021 RBL Facility, the 2021 RBL Facility and the 2026 Notes will be classified as current debt as of August 26, 2024 and February 15, 2025, respectively. The failure to repay the 2021 RBL Facility or the 2026 Notes promptly following any such reclassification to current debt could result in a going concern qualification with respect to our annual audited financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
The Company did not repurchase any shares during the three and six months ended June 30, 2024. As of June 30, 2024, the Company had repurchased a total of 11.9 million shares, cumulatively, under the stock repurchase program for approximately $114 million in aggregate, which is 16% of outstanding shares as of June 30, 2024. According to the shareholder return model, the Company may allocate a portion of Adjusted Free Cash Flow, a non-GAAP measure, to opportunistic share repurchases.
As of June 30, 2024, the Company’s remaining total share repurchase authority approved by the Board of Directors was $190 million. The Board of Directors’ authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions or by other means, subject to market conditions and other factors, up to the aggregate amount authorized by the Board of Directors. The Board of Directors authorization has no expiration date.
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
Item 5. Other Information
(c) Trading Plans
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1*
Third Amendment to Revolving Loan and Security Agreement and Amendment to Other Loan Documents, dated as of June 25, 2024, by and among C&J Well Services, LLC, as a borrower, CJ Berry Well Services Management, LLC, as a borrower, and Tri Counties Bank, as lender

10.2*
Letter regarding amendment to Section 9.18 of Credit Agreement, dated July 30, 2024, from JPMorgan Chase Bank, N.A. to Berry Petroleum Company, LLC and agreed and acknowledged by Berry Petroleum Company, LLC, Berry Corporation (bry), the other guarantors party thereto and the lenders and issuing banks party thereto

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

Berry Corporation (bry)
(Registrant)

Date:	August 9, 2024	/s/ Fernando Araujo
Fernando Araujo
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2024	/s/ Michael S. Helm
Michael S. Helm
Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)