Form 10-Q
period 2024-09-30
Berry Corp (bry)
filed 2024-11-08
CIK 1705873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Shares of common stock outstanding as of November 1, 2024          76,938,994

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(in thousands, except share amounts)
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$9,471	$4,835
Accounts receivable, net of allowance for doubtful accounts of $655 at September 30, 2024 and December 31, 2023	74,542	86,918
Derivative instruments	17,312	5,288
Other current assets	35,539	43,759
Total current assets	136,864	140,800
Noncurrent assets:
Oil and natural gas properties	1,954,258	1,906,134
Accumulated depletion and amortization	(698,350)	(592,621)
Total oil and natural gas properties, net	1,255,908	1,313,513
Other property and equipment	169,017	167,767
Accumulated depreciation	(87,650)	(74,668)
Total other property and equipment, net	81,367	93,099
Deferred income taxes	27,378	30,308
Derivative instruments	4,798	5,463
Other noncurrent assets	10,833	10,975
Total assets	$1,517,148	$1,594,158
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$144,186	$213,401
Derivative instruments	—	9,781
Current portion of long-term debt, net	27,500	—
Total current liabilities	171,686	223,182
Noncurrent liabilities:
Long-term debt, net	398,000	427,993
Derivative instruments	—	959
Deferred income taxes	4,264	2,344
Asset retirement obligations	178,329	176,578
Other noncurrent liabilities	32,660	5,126
Commitments and Contingencies - Note 4
Stockholders' equity:
Common stock ($0.001 par value; 750,000,000 shares authorized; 88,942,805 and 87,671,241 shares issued; and 76,938,994 and 75,667,430 shares outstanding, at September 30, 2024 and December 31, 2023, respectively)	89	88
Additional paid-in-capital	785,459	819,157
Treasury stock, at cost (12,003,811 shares at September 30, 2024 and December 31, 2023, respectively)	(113,768)	(113,768)
Retained earnings	60,429	52,499
Total stockholders' equity	732,209	757,976
Total liabilities and stockholders' equity	$1,517,148	$1,594,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$154,438	$172,611	$489,537	$496,671
Services revenue	25,465	45,511	88,303	137,808
Electricity sales	4,410	3,849	12,344	12,372
Gains (losses) on oil and gas sales derivatives	75,434	(103,282)	(1,610)	(43,912)
Other revenues	37	113	140	194
Total revenues and other	259,784	118,802	588,714	603,133
Expenses and other:
Lease operating expenses	54,801	59,842	169,487	249,384
Costs of services	22,911	35,806	75,236	108,988
Electricity generation expenses	1,245	1,479	2,890	5,252
Transportation expenses	1,332	1,089	3,430	3,226
Acquisition costs	971	2,082	4,982	3,054
General and administrative expenses	19,111	20,987	58,226	75,144
Depreciation, depletion, and amortization	42,749	39,729	128,423	119,605
Impairment of oil and gas properties	—	—	43,980	—
Taxes, other than income taxes	10,351	17,980	38,714	42,147
Losses (gains) on natural gas purchase derivatives	7,775	(8,425)	14,898	4,989
Other operating (income)	(4,687)	(505)	(8,024)	(1,824)
Total expenses and other	156,559	170,064	532,242	609,965
Other expenses:
Interest expense	(8,986)	(9,101)	(28,176)	(25,732)
Other, net	56	(42)	(80)	(227)
Total other expenses	(8,930)	(9,143)	(28,256)	(25,959)
Income (loss) before income taxes	94,295	(60,405)	28,216	(32,791)
Income tax expense (benefit)	24,432	(15,343)	7,206	(7,640)
Net income (loss)	$69,863	$(45,062)	$21,010	$(25,151)

Net income (loss) income per share:
Basic	$0.91	$(0.60)	$0.27	$(0.33)
Diluted	$0.91	$(0.60)	$0.27	$(0.33)
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

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine-Month Period Ended September 30, 2024
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	(in thousands)
December 31, 2023	$88	$819,157	$(113,768)	$52,499	$757,976
Shares withheld for payment of taxes on equity awards and other	—	(5,257)	—	—	(5,257)
Stock-based compensation	—	616	—	—	616
Issuance of common stock	1	—	—	—	1
Dividends declared on common stock, $0.26/share	—	(24,408)	—	—	(24,408)
Net loss	—	—	—	(40,084)	(40,084)
March 31, 2024	89	790,108	(113,768)	12,415	688,844
Stock-based compensation	—	2,118	—	—	2,118
Dividends declared on common stock, $0.12/share	—	(9,233)	—	—	(9,233)
Net loss	—	—	—	(8,769)	(8,769)
June 30, 2024	89	782,993	(113,768)	3,646	672,960
Stock based compensation	—	2,466	—	—	2,466
Dividends declared on common stock, $0.17/share	—	—	—	(13,080)	(13,080)
Net income	—	—	—	69,863	69,863
September 30, 2024	$89	$785,459	$(113,768)	$60,429	$732,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$21,010	$(25,151)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	128,423	119,605
Amortization of debt issuance costs	2,126	1,952
Impairment of oil and gas properties	43,980	—
Stock-based compensation expense	4,676	11,336
Deferred income taxes	4,850	(10,397)
Other operating expenses	(2,135)	1,283
Derivative activities:
Total losses	16,508	48,901
Cash settlements (paid) received on derivatives	(38,606)	15,511
Changes in assets and liabilities:
Decrease in accounts receivable	12,414	11,644
Decrease (increase) in other assets	7,072	(3,820)
Decrease in accounts payable and accrued expenses	(48,819)	(53,347)
Increase in other liabilities	17,360	2,122
Net cash provided by operating activities	168,859	119,639
Cash flows from investing activities:
Capital expenditures:
Capital expenditures	(85,135)	(56,124)
Changes in capital expenditures accruals	1,219	(10,431)
Acquisitions, net of cash received	(9,188)	(59,895)
Proceeds from sale of property and equipment and other	7,455	—
Net cash used in investing activities	(85,649)	(126,450)
Cash flows from financing activities:
Borrowings under 2021 RBL credit facility	502,500	387,000
Repayments on 2021 RBL credit facility	(506,000)	(330,000)
Dividends paid on common stock	(46,719)	(62,274)
Payment of deferred acquisition payable	(20,000)	—
Purchase of treasury stock	—	(10,029)
Shares withheld for payment of taxes on equity awards and other	(5,257)	(6,936)
Debt issuance cost	(3,098)	—
Net cash used in financing activities	(78,574)	(22,239)
Net increase (decrease) in cash and cash equivalents	4,636	(29,050)
Cash and cash equivalents:
Beginning	4,835	46,250
Ending	$9,471	$17,200
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
New Accounting Standards Issued, But Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Adoption of this standard will result in additional disclosure, but will not impact the Company’s consolidated financial position, results of operations or cash flows.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In December 2023, the FASB issued rules to enhance the annual income tax disclosure to address investors’ request for more information regarding tax risks and opportunities present in an entity’s operations related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for fiscal periods beginning after December 15, 2024, with early adoption permitted for annual financial statements. We are currently evaluating the impact the new guidance will have on our consolidated financial statements Adoption of this standard will result in additional disclosure, but will not impact the Company’s consolidated financial position, results of operations or cash flows.
Note 2—Debt
The following table summarizes our outstanding debt:

	September 30, 2024	December 31, 2023	Interest Rate	Maturity	Security
	(in thousands)
2021 RBL Facility			variable rates 10.25% (2024) and 10.50% (2023)	August 26, 2025	Mortgage on 90% of Present Value of proven oil and gas reserves and lien on certain other assets
Long-term	$—	$31,000
Current	27,500	—
2022 ABL Facility	—	—	variable rates 9.25% (2024) and 9.75% (2023)	June 5, 2027	CJWS property and certain other assets
2026 Notes	400,000	400,000	7.0%	February 15, 2026	Unsecured
Debt - Principal Amount	427,500	431,000
Debt Issuance Costs	(2,000)	(3,007)
Current Portion of Debt	(27,500)	—
Long-Term Debt, net	$398,000	$427,993
Deferred Financing Costs
We incurred legal and bank fees related to the issuance of debt. At September 30, 2024 and December 31, 2023, debt issuance costs reported in “other noncurrent assets” on the balance sheet were approximately (i) $2 million and $3 million, respectively, net of amortization, for the Credit Agreement, dated as of August 26, 2021, among Berry Corp, as a guarantor, Berry LLC, as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent and an issuing bank, and each of the lenders from time to time party thereto (as amended, restated, modified or otherwise supplemented from time to time, the “2021 RBL Facility”) and (ii) an immaterial amount, net of amortization, for the Revolving Loan and Security Agreement, dated as of August 9, 2022, among C&J and C&J Management, as borrowers, and Tri Counties Bank, as lender (as amended, restated, supplemented or otherwise modified from time to time, the “2022 ABL Facility”). At September 30, 2024 and December 31, 2023, debt issuance costs, net of amortization, for the unsecured notes due February 2026 (the “2026 Notes”) reported in “Long-Term Debt, net” on the balance sheet were approximately $2 million and $3 million, respectively.
For each of the three month periods ended September 30, 2024 and 2023, the amortization expense for the 2021 RBL Facility, the 2022 ABL Facility and the 2026 Notes, combined, was approximately $1 million. For each of the nine month periods ended September 30, 2024 and 2023, the amortization expense for the 2021 RBL Facility, the 2022 ABL Facility and the 2026 Notes, combined, was approximately $2 million. The amortization of debt issuance costs is presented in “interest expense” on the condensed consolidated statements of operations.
Fair Value
Our debt is recorded at the carrying amount on the balance sheets. The carrying amounts of the 2021 RBL Facility and the 2022 ABL Facility approximate fair value because the interest rates are variable and reflect market rates. The 2021 RBL Facility and 2022 ABL Facility are Level 2 in the fair value hierarchy. The fair value of the 2026 Notes was approximately $388 million and $391 million at September 30, 2024 and December 31, 2023, respectively. The 2026 Notes are Level 1 in the fair value hierarchy and the fair value is based on available market pricing.
2021 RBL Facility
The 2021 RBL Facility provides for a revolving loan with up to $500 million of commitment, subject to a borrowing base and an aggregate elected commitment amount. The borrowing base under the 2021 RBL Facility is redetermined semi-annually, and the borrowing base redeterminations generally become effective each May and November, although the borrower and the lenders may each make one interim redetermination between scheduled redeterminations. On August 20, 2024, the scheduled semi-annual redetermination of the borrowing base occurred under the Credit Agreement, dated as of August 26, 2021 (as amended, supplemented or otherwise modified, the “Credit Agreement”), by and among Berry Corporation (bry) as a guarantor, Berry LLC, our wholly-owned subsidiary, as the borrower (the “Borrower”), JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. In connection with such redetermination, the Borrower’s borrowing base and aggregate elected committed amount are each $125 million (previously $200 million), effective as of the redetermination date. In accordance with the Credit Agreement, the next scheduled semi-annual borrowing base redetermination will be in or around November 2024.
As of September 30, 2024, the 2021 RBL Facility had a $500 million revolving commitment, a $125 million borrowing base, a $125 million aggregate elected commitment amount and a $20 million sublimit for the issuance of letters of credit (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). Availability under the 2021 RBL Facility may not exceed the lesser of the aggregate elected commitment amount or the borrowing base less outstanding advances and letters of credit. The 2021 RBL Facility matures on August 26, 2025, unless terminated earlier in accordance with the terms of the 2021 RBL Facility. The 2021 RBL Facility is available to us for general corporate purposes, including working capital.
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
The 2021 RBL Facility provides that, to the extent we incur unsecured indebtedness, including any amounts raised in the future, the borrowing base will be reduced by an amount equal to 25% of the amount of such unsecured debt. In addition, the 2021 RBL Facility requires us to maintain on a consolidated basis as of each quarter-end (i) a leverage ratio of not more than 2.75 to 1.0 and (ii) a current ratio of not less than 1.0 to 1.0. As of September 30, 2024, we were in compliance with all of covenants under the 2021 RBL Facility.
The 2021 RBL Facility also contains other customary affirmative and negative covenants, as well as events of default and remedies. If we do not comply with the financial and other covenants in the 2021 RBL Facility, the lenders may, subject to customary cure rights, require immediate payment of all amounts outstanding under the 2021 RBL Facility and terminate the commitments thereunder.
The 2021 RBL Facility is guaranteed by Berry Corp. and certain of its subsidiaries. Each future subsidiary of Berry Corp., with certain exceptions, is required to guarantee our obligations and obligations of the other guarantors under the 2021 RBL Facility and under certain hedging transactions and banking services arrangements. The lenders under the 2021 RBL Facility hold a mortgage on at least 90% of the present value of our proven oil and gas reserves. The obligations of Berry LLC and the guarantors are also secured by liens on substantially all of our personal property, subject to customary exceptions. C&J and C&J Management do not guarantee the 2021 RBL Facility or grant any liens on their assets to secure any obligations under the 2021 RBL Facility.

On July 30, 2024, we entered into a letter agreement to amend the 2021 RBL Facility to extend the permitted tenor of certain commodity hedging agreements which we may enter into, from a tenor not to exceed 48 months to a tenor not to exceed 60 months.
As of September 30, 2024, we had $28 million borrowings outstanding, $9 million in letters of credit outstanding and approximately $88 million of available borrowing capacity under the 2021 RBL Facility. Under the terms of the 2024 Term Loan Agreement, the 2021 RBL Facility will be terminated upon funding of the 2024 Term Loan.
2022 ABL Facility

Subject to satisfaction of customary conditions precedent to borrowing, as of September 30, 2024, C&J and C&J Management could borrow up to the lesser of (x) $10 million and (y) the borrowing base under the 2022 ABL Facility, with a letter of credit subfacility for the issuance of letters of credit in an aggregate amount not to exceed $7.5 million (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). The “borrowing base” is an amount equal to 80% of the balance due on eligible accounts receivable, subject to reserves that the lender may implement in its reasonable discretion. As of September 30, 2024, the borrowing base was $10 million. Interest on the outstanding principal amount of the revolving loans under the 2022 ABL Facility accrues at a per annum rate equal to 1.25% in excess of the variable rate of interest, on a per annum basis, which is announced and/or published in the “Money Rates” section of The Wall Street Journal from time to time as its “Prime Rate”. Interest is due quarterly, in arrears. In June 2024, we entered into the Third Amendment to Revolving Loan and Security Agreement and Amendment to Other Loan Documents which, among other things, extended the maturity of the 2022 ABL Facility from June 5, 2025 to June 5, 2027, unless terminated earlier in accordance with the terms of the 2022 ABL Facility.
The 2022 ABL Facility requires C&J and C&J Management to comply with the following financial covenants: (i) maintain on a consolidated basis a ratio of total liabilities to tangible net worth of no greater than 1.5 to 1.0 at any time; (ii) reduce the amount of revolving advances outstanding under the 2022 ABL Facility to not more than 90% of the lesser of (a) the maximum revolving advance amount or (b) the borrowing base, as of the lender’s close of business on the last day of each fiscal quarter; and (iii) maintain net income before taxes of not less than $1.00 as of each fiscal year end. As of September 30, 2024, each of C&J and C&J Management was in compliance with all of the covenants under the 2022 ABL Facility.

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

As of September 30, 2024, each of C&J and C&J Management had no borrowings and $3 million letters of credit outstanding with $7 million of available borrowing capacity under the 2022 ABL Facility. Under the terms of the 2024 Term Loan Agreement, the 2022 ABL Facility will be terminated upon funding of the 2024 Term Loan.
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
The indenture governing the 2026 Notes contains customary covenants and events of default (in some cases, subject to grace periods). We were in compliance with all covenants under the 2026 Notes as of September 30, 2024.
In conjunction with and subject to the closing of the 2024 Term Loan Credit Agreement discussed below, the Company is required to redeem the 2026 Notes. This report does not constitute a notice of redemption of the 2026 Notes.
2024 Term Loan Credit Agreement
Subsequent to the end of the third quarter of 2024, but before the issuance date of these financials, the Company entered into a Senior Secured Term Loan Credit Agreement (the “2024 Term Loan Credit Agreement”) among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Breakwall Credit Management LLC, as administrative agent, and the lenders from time to time party thereto.
The 2024 Term Loan Credit Agreement provides for aggregate commitments equal to $545 million, consisting of (i) an initial term loan facility in the aggregate principal amount of $450 million (the “Initial Term Loans”), and (ii) a delayed draw term loan facility in an aggregate principal amount of up to $95 million which is available from the date of the first borrowing of the Initial Term Loans (the “Funding Date”) until the date that is two years after the effectiveness of the 2024 Term Loan Credit Agreement (the “Working Capital Term Loan Facility”). The ability of the Company to borrow under the 2024 Term Loan Credit Agreement, including to refinance the 2026 Notes, 2021 RBL Facility, and the 2022 ABL Facility, is subject to satisfaction of certain customary conditions precedent, as further set forth in the 2024 Term Loan Credit Agreement, including (a) the repayment and termination of liens under each of the 2021 RBL Facility and 2022 ABL Facility and (b) satisfaction and discharge of the 2026 Notes. The proceeds of the Initial Term Loans are limited in their use to the satisfaction and discharge of existing debt, payment of fees and expenses in connection with the 2024 Term Loan Credit Agreement and other related transactions, capital expenditures in accordance with the 2024 Term Loan Credit Agreement, working capital, and other general corporate purposes. A requirement of funding the Initial Term Loans is (a) the contemporaneous termination of the 2022 ABL Facility and the 2021 RBL Facility, including satisfaction and discharge of any remaining balances thereon and (b) the satisfaction and discharge of the 2026 Notes.
The 2024 Term Loan Credit Agreement will have an initial maturity date of three years from the Funding Date, which may be extended by up to two one-year increments subject to payment of extension fees, and satisfaction of certain other customary conditions. Quarterly debt service payments of an amount equal to the sum of 2.5% of (a) the face value of the Initial Term Loan and (b) the aggregate amount of delayed draws made from the Working Capital Term Loan Facility are required beginning in March 2025.
Loans under the 2024 Term Loan Credit Agreement will bear interest at a rate per annum equal to Term SOFR (as defined in the 2024 Term Loan Credit Agreement) plus an applicable margin of 7.50%. If an Event of Default (as defined in the 2024 Term Loan Credit Agreement) exists and is continuing, upon the election of the Majority Lenders (as defined in the 2024 Term Loan Credit Agreement) under the 2024 Term Loan Credit Agreement, or automatically without such election, in the case of a bankruptcy, insolvency, or payment default, all amounts outstanding under the 2024 Term Loan Credit Agreement will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto (it being understood that the Majority Lenders may elect for the application of default interest to commence on any date that is on or after the occurrence of such Event of Default while such
Event of Default is continuing). The Company will be able to repay any amounts borrowed prior to the maturity date (i) without any premium for any optional prepayment on or prior to the date that is 24 months after the Funding Date and (ii) thereafter, subject to a concurrent payment of 2.75% of the principal amount being repaid.
On the Funding Date, the 2024 Term Loan Credit Agreement will be guaranteed by the Company and all of its wholly owned subsidiaries and will be secured by a first lien security interest in substantially all assets of the Company and all of its wholly owned subsidiaries.
The 2024 Term Loan Credit Agreement allows the Company to replace the commitments and outstanding borrowings under the Working Capital Term Loan Facility with a super-priority reserve based credit facility of up to $95 million (the “New RBL Facility”), subject to terms and conditions set forth therin, including the entry by the Company and the subsidiaries of the Company party thereto into of an intercreditor agreement, as more fully described in the 2024 Term Loan Credit Agreement.
The 2024 Term Loan Credit Agreement also contains certain financial covenants, including (a) minimum liquidity of $25 million as of the last day of any calendar month and (b) commencing with the fiscal quarter ending March 31, 2025, (i) a total net leverage ratio that may not exceed 2.5 to 1.0 and (ii) an asset coverage ratio that may not be less than 1.3 to 1.0 as of the last day of any fiscal quarter, in each case, as fully more described in the 2024 Term Loan Credit Agreement.
Additionally, the 2024 Term Loan Credit Agreement contains additional restrictive covenants that (i) from and after the effective date thereof, limit the ability of the Company and its subsidiaries to, among other things, pay dividends or prepay other debt, make investments and loans, enter into mergers and acquisitions, and sell assets, and (ii) from and after the Funding Date, will limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness (with such exceptions including the New RBL Facility), incur additional liens, enter into certain hedging transactions, engage in transactions with affiliates and make certain capital expenditures.
In addition, the 2024 Term Loan Credit Agreement is subject to customary events of default, including a change in control (which change of control event of default is subject to a carve-out for no decline in the Company’s corporate credit rating). If an event of default occurs and is continuing, the administrative agent or the majority lenders may accelerate any amounts outstanding and terminate lender commitments and exercise remedies against any collateral.
The 2024 Term Loan Credit Agreement became effective on November 6, 2024 (the “Closing”).
The foregoing description of the 2024 Term Loan Credit Agreement is qualified in its entirety by reference to the 2024 Term Loan Credit Agreement, a copy of which is attached hereto as Exhibit 10.1 and is incorporated by reference.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Derivatives
We utilize derivatives, such as swaps, puts, calls and collars, to hedge a portion of our forecasted oil and gas production and gas purchases to reduce exposure to fluctuations in oil and natural gas prices, which addresses our market risk. In addition to satisfying the oil hedging requirements of the 2021 RBL Facility, which specifies the volume and types of our hedges, we target covering our operating expenses and a majority of our fixed charges, which includes capital needed to sustain production levels, as well as interest and fixed dividends as applicable, with the oil and gas sales hedges generally for a period of up to three years out. At times, we will hedge beyond three years when strike prices appear to satisfy anticipated costs in those years. Additionally, we target fixing the price for a large portion of our natural gas purchases used in our steam operations for up to three years. We have also entered into gas transportation contracts to help reduce the price fluctuation exposure, however these do not qualify as hedges. We also, from time to time, have entered into agreements to purchase a portion of the natural gas we require for our operations, which we do not record at fair value as derivatives because they qualify for normal purchases and normal sales exclusions. We had no such transactions in the periods presented.
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
For some of our options we paid or received a premium at the time the positions were created and for others, the premium payment or receipt is deferred until the time of settlement. As of September 30, 2024, we have net payable deferred premiums of less than $1 million, which is reflected in the mark-to-market valuation and will be payable through December 31, 2024.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of September 30, 2024, we had the following crude oil production and gas purchases hedges.

	Q4 2024	FY 2025	FY 2026	FY 2027	FY 2028	FY 2029
Brent - Crude Oil production
Swaps
Hedged volume (bbls)	1,438,656	4,951,125	2,633,268	3,056,000	2,378,000	724,000
Weighted-average price ($/bbl)	$76.93	$76.06	$71.76	$70.66	$68.36	$67.44
Sold Calls(1)
Hedged volume (bbls)	92,000	296,127	1,251,500	318,500	—	—
Weighted-average price ($/bbl)	$105.00	$88.69	$85.53	$80.03	$—	$—
Purchased Puts (net)(2)
Hedged volume (bbls)	322,000	—	—	—	—	—
Weighted-average price ($/bbl)	$50.00	$—	$—	$—	$—	$—
Purchased Puts (net)(2)
Hedged volume (bbls)	—	296,127	1,251,500	318,500	—	—
Weighted-average price ($/bbl)	$—	$60.00	$60.00	$65.00	$—	$—
Sold Puts (net)(2)
Hedged volume (bbls)	46,000	—	—	—	—	—
Weighted-average price ($/bbl)	$40.00	$—	$—	$—	$—	$—
NWPL - Natural Gas purchases(3)
Swaps
Hedged volume (mmbtu)	3,680,000	13,380,000	3,040,000	—	—	—
Weighted-average price ($/mmbtu)	$3.96	$4.27	$4.26	$—	$—	$—
__________
(1)    Purchased calls and sold calls with the same strike price have been presented on a net basis.
(2)    Purchased puts and sold puts with the same strike price have been presented on a net basis.
(3)    The term “NWPL” is defined as Northwest Rocky Mountain Pipeline.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Our commodity derivatives are measured at fair value using industry-standard models with various inputs including publicly available underlying commodity prices and forward curves, and all are classified as Level 2 in the required fair value hierarchy for the periods presented. These commodity derivatives are subject to counterparty netting. The following tables present the fair values (gross and net) of our outstanding derivatives as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$33,422	$(16,110)	$17,312
Commodity Contracts	Non-current assets	23,225	(18,427)	4,798
Liabilities:
Commodity Contracts	Current liabilities	(16,110)	16,110	—
Commodity Contracts	Non-current liabilities	(18,427)	18,427	—
Total derivatives		$22,110	$—	$22,110

	December 31, 2023
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$26,230	$(20,942)	$5,288
Commodity Contracts	Non-current assets	28,992	(23,529)	5,463
Liabilities:
Commodity Contracts	Current liabilities	(30,723)	20,942	(9,781)
Commodity Contracts	Non-current liabilities	(24,488)	23,529	(959)
Total derivatives		$11	$—	$11
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Gains (Losses) on Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Realized (losses) gains on commodity derivatives:
Realized (losses) on oil sales derivatives	$(2,907)	$(12,304)	$(17,390)	$(21,512)
Realized (losses) gains on natural gas purchase derivatives	(7,490)	(7,128)	(21,216)	37,023
Total realized (losses) gains on derivatives	$(10,397)	$(19,432)	$(38,606)	$15,511

Unrealized gains (losses) on commodity derivatives:
Unrealized gains (losses) on oil sales derivatives	$78,341	$(90,977)	$15,780	$(22,399)
Unrealized (losses) gains on natural gas purchase derivatives	(285)	15,552	6,318	(42,013)
Total unrealized gains (losses) on derivatives	$78,056	$(75,425)	$22,098	$(64,412)
Total gains (losses) on derivatives	$67,659	$(94,857)	$(16,508)	$(48,901)

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
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at September 30, 2024 and December 31, 2023. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of September 30, 2024, we are not aware of material indemnity claims pending or threatened against us.
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

Commitments

We have entered into contracts to purchase GHG compliance instruments totaling $22 million, of which $6 million was delivered and paid in October 2024. The remaining amount of $16 million of these instruments will be delivered and paid in 2025.
Note 5—Equity
Cash Dividends
In the first quarter of 2024, our Board of Directors declared a fixed cash dividend of $0.12 per share, as well as a variable cash dividend of $0.14 per share which was based on the results of the fourth quarter of 2023, for a total of $0.26 per share, which we paid in March 2024. In April 2024, the Board of Directors approved a fixed cash dividend totaling $0.12 per share, which was paid in May 2024. In July 2024, the Board of Directors approved a fixed cash dividend of $0.12 per share and a variable cash dividend of $0.05 per share, based on the results for the six months ended June 30, 2024, for a total of $0.17 per share, which was paid in August 2024. In October 2024, the Board of Directors approved a fixed cash dividend of $0.03 which is expected to be paid in November 2024.
Stock Repurchase Program
The Company did not repurchase any shares during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company had repurchased a total of 11.9 million shares, cumulatively, under the stock repurchase program for approximately $114 million in aggregate.
As of September 30, 2024, the Company’s remaining total share repurchase authority approved by the Board of Directors was $190 million. The Board of Directors’ authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions or by other means, subject to market conditions and other factors, up to the aggregate amount authorized by the Board of Directors. The Board of Directors authorization has no expiration date.
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

The RSUs awarded in March 2024 are solely time-based awards. Of the PSUs awarded in March 2024, (a) 50%

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

	September 30, 2024	December 31, 2023
	(in thousands)
Prepaid expenses	$7,178	$12,330
Materials and supplies	13,084	17,021
Deposits	9,055	9,012
Oil inventories	4,341	4,098
Other	1,881	1,298
Total other current assets	$35,539	$43,759
Noncurrent assets
Other noncurrent assets at September 30, 2024 was approximately $11 million, which mainly included $6 million of operating lease right-of-use assets, net of amortization and $5 million of deferred financing costs, net of amortization. At December 31, 2023, other non-current assets was approximately $11 million, which included $8 million of operating lease right-of-use assets, net of amortization and $3 million of deferred financing costs, net of amortization.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accounts payable and accrued expenses on the condensed consolidated balance sheets included the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Accounts payable - trade	$20,231	$31,184
Deferred acquisition payable(1)	—	18,999
Accrued expenses	53,246	55,663
Royalties payable	22,444	28,179
Greenhouse gas liability - current portion(2)	8,323	37,945
Taxes other than income tax liability	12,579	6,488
Accrued interest	5,036	11,999
Asset retirement obligations - current portion	20,000	20,000
Operating lease liability	2,327	2,944
Total accounts payable and accrued expenses	$144,186	$213,401
__________
(1)    The deferred consideration of $20 million for the acquisition of Macpherson Energy was paid in July 2024.
(2)    The current portion of greenhouse gas liability will be settled in the fourth quarter of 2024.

Noncurrent liabilities
The increase of approximately $2 million in the long-term portion of the asset retirement obligations from $177 million at December 31, 2023 to $178 million at September 30, 2024 was due to $9 million of accretion expense and $2 million of liabilities incurred, largely offset by $9 million of liabilities settled during the period.
Other noncurrent liabilities at September 30, 2024 was approximately $33 million, which included approximately $29 million of greenhouse gas liability, and $4 million of operating lease noncurrent liability. At December 31, 2023, other noncurrent liabilities was approximately $5 million, which was operating lease noncurrent liability.
Supplemental Information on the Statement of Operations
For the three months ended September 30, 2024, other operating income was $5 million and mainly consisted of a gain on CJWS property sold of approximately $5 million in addition to a loss on material and equipment sales of approximately $1 million. For the nine months ended September 30, 2024, other operating income was $8 million and mainly consisted of a gain on property sold for CJWS for approximately $5 million and prior period royalty receipts and property tax refunds of approximately $2 million. The gains were offset by a loss on material inventory sales for approximately $2 million. For the nine months ended September 30, 2023, other operating income was $2 million, and mainly consisted of net property tax refunds from prior periods and a net gain on equipment sales.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Supplemental Disclosures of Significant Non-Cash Investing Activities:
Deferred consideration payable for acquisition(1)	$—	$18,499
Material inventory transfers to oil and natural gas properties	$3,937	$1,300
Supplemental Disclosures of Cash Payments (Receipts):
Interest, net of amounts capitalized	$32,825	$30,457
Income taxes payments	$2,777	$2,757
__________
(1)    The deferred consideration of $20 million for the acquisition of Macpherson Energy was paid in July 2024.
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

In July 2024, we paid $20 million in deferred consideration for the acquisition of Macpherson Energy. No additional payments are required.

In July 2024, we also completed the sale of CJWS’ storage facility in Ventura, California for approximately $7 million in net cash proceeds for a gain of $5 million which is included in other operating (income) expenses on the statement of operations.

During 2024, we also acquired various oil and gas properties in Kern County, California for approximately $6 million in aggregate.

In November 2024, we executed an agreement to exchange, on an equal value basis, certain of our oil, gas, and mineral leasehold interests in Duchesne County, Utah, for that of another operator’s, also located in Duchesne County, Utah. We will receive an approximately 17% working interest in three, three-mile Drilling Spacing Units (DSUs) in exchange for an approximately 75% working interest in one, two-mile DSU.

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
The RSUs and PSUs are not a participating security as the dividends are forfeitable. For the three and nine months ended September 30, 2024, 121,000 and 191,000 RSU and PSU shares were included in the diluted EPS calculation, respectively. For the three and nine months ended September 30, 2023, no RSU or PSU shares were included in the diluted EPS calculation as their effect was anti-dilutive under the “if converted” method

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands except per share amounts)
Basic EPS calculation
Net income (loss)	$69,863	$(45,062)	$21,010	$(25,151)
Weighted-average shares of common stock outstanding	76,939	75,662	76,712	76,163
Basic income (loss) per share	$0.91	$(0.60)	$0.27	$(0.33)
Diluted EPS calculation
Net income (loss)	$69,863	$(45,062)	$21,010	$(25,151)
Weighted-average shares of common stock outstanding	76,939	75,662	76,712	76,163
Dilutive effect of potentially dilutive securities(1)	121	—	191	—
Weighted-average common shares outstanding - diluted	77,060	75,662	76,903	76,163
Diluted income (loss) per share	$0.91	$(0.60)	$0.27	$(0.33)
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
The following table provides disaggregated revenue for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Oil sales	$151,735	$168,491	$480,953	$475,138
Natural gas sales	1,751	3,130	5,910	19,083
Natural gas liquids sales	952	990	2,674	2,450
Service revenue(1)	25,465	45,511	88,303	137,808
Electricity sales	4,410	3,849	12,344	12,372
Other revenues	37	113	140	194
Revenues from contracts with customers	184,350	222,084	590,324	647,045
Gains (losses) gains on oil and gas sales derivatives	75,434	(103,282)	(1,610)	(43,912)
Total revenues and other	$259,784	$118,802	$588,714	$603,133
__________
(1)    The well servicing and abandonment segment provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $31 million and $47 million and the intercompany elimination was $5 million and $2 million for the three months ended September 30, 2024 and 2023, respectively. Prior to the intercompany elimination, service revenue was approximately $103 million and $143 million and the intercompany elimination was $15 million and $5 million for the nine months ended September 30, 2024 and 2023, respectively.
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

An impairment triggering event occurred as of June 2024 as a result of the following legislative events. On September 16, 2022, the California Governor signed into law Senate Bill No. 1137 (SB 1137) which prohibits CalGEM from permitting any new wells, or the rework of existing wells, if the proposed new drill or rework is within 3,200 feet of certain sensitive receptors such as homes, schools or parks. The law originally became effective January 1, 2023. However, in December 2022, proponents of a voter referendum (the “Referendum”) collected more than the number of signatures required to put SB 1137 on the November 2024 ballot. On February 3, 2023, the Secretary of State of California certified the signatures and confirmed that the Referendum qualified for the November 2024 ballot. SB 1137 was stayed pending a vote of the California General Election in November 2024,

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
however, in June 2024, the ballot proposal was withdrawn with the proposal’s sponsors instead indicating a view to challenging SB 1137 in court and the provisions of SB 1137 then became effective immediately. SB 1137 prohibits the issuance of well permits and the construction and operation of new production facilities within a health protection zone of 3,200 feet from a sensitive receptor, as defined in the regulation. However, on September 30, 2024, the Governor signed into law Senate Bill No. 218 (SB 218), which delays the deadline for compliance with CalGEM’s regulations implementing SB 1137 until July 1, 2026 and further delays compliance with certain other requirements of AB 1137 by up to three years.

As a result of SB 1137 previously going into effect as of June 2024, in the second quarter of 2024 we identified a triggering event that required assessment with respect to our proved and unproved oil and gas properties. This event also triggered the reassessment of the DD&A rate of certain proved properties, which was adjusted as of the triggering event date. This legislation impacts our ability to develop proved undeveloped reserves and our unproved acreage as planned. Our assessment of the triggering event for proved property impairment did not indicate that after consideration of the impact of SB 1137 it was more likely than not that the associated costs would be recoverable as of June 30, 2024. We believe our current plans and exploration and development efforts will allow us to realize the carrying value of our proved property balance. Our assessment of the triggering event for unproved property cost impairment indicated, however that portions of our capitalized unproved costs would not be recoverable given their proximity to sensitive receptors. Consequently, we recorded a non-cash pre-tax asset impairment charge of $44 million, $33 million after-tax on unproved oil and gas properties in certain California locations during the second quarter of 2024. The impairment represented approximately 2% of our total oil and natural gas properties in the E&P segment as of the impairment date.

As of September 30, 2024, no triggering events were identified for proved or unproved property costs.
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

The well servicing and abandonment segment provides services to our E&P segment, as such, we recorded an intercompany elimination of $5 million and $15 million in revenue and expense during consolidation for the three and nine months ended September 30, 2024. The intercompany elimination was $2 million and $5 million for the three and nine months ended September 30, 2023.

The following table represents selected financial information for the periods presented regarding the Company’s business segments on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the financial information for the Company on a consolidated basis.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2024
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues(1)	$158,886	$30,836	$(5,372)	$184,350
Net income (loss) before income taxes	$118,271	$2,748	$(26,724)	$94,295
Capital expenditures	$24,793	$498	$583	$25,874
Total assets	$1,545,517	$56,528	$(84,897)	$1,517,148

	Three Months Ended September 30, 2023
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues(1)	$176,573	$47,259	$(1,748)	$222,084
Net income (loss) before income taxes	$(35,485)	$3,295	$(28,215)	$(60,405)
Capital expenditures	$10,833	$2,104	$659	$13,596
Total assets	$1,604,253	$71,891	$(62,219)	$1,613,925

	Nine Months Ended September 30, 2024
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues(1)	$502,022	$102,984	$(14,682)	$590,324
Net income (loss) before income taxes	$107,295	$2,601	$(81,680)	$28,216
Capital expenditures	$81,945	$2,298	$892	$85,135
Total assets	$1,545,517	$56,528	$(84,897)	$1,517,148

	Nine Months Ended September 30, 2023
	E&P	Well Servicing and Abandonment	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues(1)	$509,237	$142,921	$(5,113)	$647,045
Net income (loss) before income taxes	$50,697	$10,245	$(93,733)	$(32,791)
Capital expenditures	$49,730	$4,420	$1,974	$56,124
Total assets	$1,604,253	$71,891	$(62,219)	$1,613,925
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
With respect to our E&P business in California, we focus on conventional, shallow oil reservoirs. The drilling and completion of such wells are relatively low-cost in contrast to unconventional resource plays. The California oil market is primarily tied to Brent-influenced pricing which has typically realized premium pricing relative to West Texas Intermediate (“WTI”). All of our California assets are located in oil-rich reservoirs in the San Joaquin basin, which has more than 150 years of production history and substantial oil remaining in place. As a result of the data generated over the basin’s long history of production, its reservoir characteristics and low geological risk opportunities are generally well understood. In September 2023, we completed the acquisition of Macpherson Energy (so called, or the “Macpherson Acquisition”), a privately held Kern County, California operator. The acquired assets are high-quality, low decline oil producing properties that are closely located to existing Berry properties in rural Kern County, California. In December 2023 and in the second quarter of 2024, we acquired additional, highly synergistic working interests in Kern County, California. These assets align with our strategy of acquiring accretive, producing bolt-ons in support of our goal to maintain flat production year-over-year.
We have upstream assets in Utah, located in the Uinta basin, which produce oil and natural gas at depths ranging from 4,000 feet to 8,000 feet. We have high operational control of our existing acreage, which provides significant upside for additional development and recompletions. As of September 30, 2024, we held approximately 99,000 net acres in the Uinta basin. Over the last year, the Uinta basin has experienced an increase in activity, including successful results from horizontal drilling across the basin which indicates new development potential for our existing acreage. Our historic Uinta basin development has focused on vertical production from five reservoirs and we are now actively evaluating horizontal drilling potential. In April 2024, we purchased a 21% working interest in four, two-to-three mile lateral wells in the Uteland Butte reservoir, adjacent to our existing operations, which were put on production in the second quarter of 2024. The initial production rates from those four wells are better than our initial expectations. In November 2024, we executed an agreement to exchange, on an equal value basis, certain of our oil, gas, and mineral leasehold interests in Duchesne County, Utah, for that of another operator’s, also located in Duchesne County, Utah. We will receive an approximately 17% working interest in three, three-mile Drilling Spacing Units (DSUs) in exchange for an approximately 75% working interest in one, two-mile DSU. Like the first four horizontal wells, these wells are adjacent to our existing operations, and the results from all of these farmed-in horizontal wells will be used to evaluate opportunities on our own acreage. We believe horizontal well development of our own acreage could be a substantial opportunity, with low break-even economics and a runway of future development in the increasingly active Uinta basin. With a high working interest in our 99,000 acres and the majority of acreage held by production, we are strategically positioned to develop our own acreage horizontally at an optimal pace, staying true to our commitment to generate free cash flow. We believe doing so has the potential to unlock all of our Uinta net acres while allowing us to maintain disciplined financial policies.

In our well servicing and abandonment segment, we operate one of the largest upstream well servicing and abandonment businesses in California, which operates as C&J. C&J provides wellsite services in California to oil and natural gas production companies, including well servicing and water logistics. Additionally, C&J performs plugging and abandonment services on wells at the end of their productive life, which we believe has upside opportunity based on the significant inventory of idle wells within California coupled with existing and new regulations that are expected to increase the obligations of operators with respect to those idle wells. C&J also provides a competitive advantage to Berry by providing access and control over an important part of our supply chain.
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
How We Plan and Evaluate Operations
We use the following metrics to manage and assess the performance of our operations: (a) Adjusted EBITDA; (b) Free Cash Flow; (c) production from our E&P business (d) E&P field operations measures; (e) HSE results; (f) general and administrative expenses; and (g) the performance of our well servicing and abandonment operations based on activity levels, pricing and relative performance for each service provided.
Adjusted EBITDA
Adjusted EBITDA is the primary financial and operating measurement that our management uses to analyze and monitor the operating performance of both our E&P business and CJWS. We also use Adjusted EBITDA in planning our capital expenditure allocation to maintain production levels year-over-year and determining our strategic hedging needs aside from the hedging requirements of the 2021 RBL Facility and 2024 Term Loan Credit Agreement (as defined below). Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest expense; income taxes; depreciation, depletion, and amortization (“DD&A”); derivative gains or losses net of cash received or paid for scheduled derivative settlements; impairments; stock compensation expense; and unusual and infrequent items. See “—Non-GAAP Financial Measures” for a reconciliation of net income (loss) and net cash provided (used) by operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP, to the non-GAAP financial measure of Adjusted EBITDA. This supplemental non-GAAP financial measure is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.
Free Cash Flow
Free Cash Flow is a non-GAAP measure defined as cash flow from operations less capital expenditures. We use Free Cash Flow as the primary metric to measure our ability to pay dividends, pay down debt, repurchase stock, and make strategic growth and bolt-on acquisitions. Free Cash Flow does not represent the total increase or decrease in our cash balance, and it should not be inferred that the entire amount of Free Cash Flow is available for dividends, debt pay down, share repurchases, bolt-on acquisitions or other growth opportunities, or other discretionary expenditures, since we have non-discretionary expenditures that are not deducted from this measure. Free Cash Flow is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of cash provided by operating activities, our most directly comparable financial measure calculated and presented in accordance with GAAP, to the non-GAAP financial measure of Free Cash Flow.
We previously reported Adjusted Free Cash Flow, a non-GAAP measure, and made allocations of Adjusted Free Cash Flow in connection with our shareholder return model, most recently (a) 80% primarily in the form of debt repurchases, stock repurchases, strategic growth, and acquisitions of producing bolt-on assets; and (b) 20% in the form of variable dividends. However, in October 2024, in anticipation of entering into the 2024 Term Loan Credit Agreement, we transitioned away from the shareholder return model to a more flexible approach to capital allocation that aligns with the covenants contained in the 2024 Term Loan Credit Agreement and prioritizes debt reduction while facilitating our operating strategy and enabling investment in development opportunities. For a discussion and presentation of Adjusted Free Cash Flow for the prior period, see our previous filings with the SEC.
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
The price of oil is impacted by the actions of OPEC+ and recently they have implemented production cuts to address global supply levels. In June 2024, OPEC+ extended the reduced production quotas of 3.66 mmbbls/d through the end of 2025 and extended the 2.2 mmbbls/d voluntary cuts through the end of September 2024. In September 2024, OPEC+ agreed to extend their additional voluntary production cuts of 2.2 mmbbls/d for two months until the end of November 2024, after which these cuts will be gradually phased out on a monthly basis starting December 1st, 2024. Through the end of September, oil prices declined in 2024, but experienced an increase in early October 2024 due to increased geopolitical tension in the Middle East.
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
Additionally, like other companies in the oil and gas industry, our operations are subject to stringent federal, state and local laws and regulations relating to drilling, completion, well stimulation, operation, maintenance or abandonment of wells or facilities, managing energy, water, land, greenhouse gases or other emissions, protection of health, safety and the environment, or transportation, marketing, and sale of our products. Federal, state and local agencies may assert overlapping authority to regulate in these areas. See Part I, Items 1 and 2. “Business and Properties—Regulatory Matters—Regulation of Health, Safety and Environmental Matters” in our Annual Report for a description of laws and regulations that affect our business. For more information related to regulatory risks, see Part I, Item 1A. “Risk Factors—Risks Related to Our Operations and Industry” in our Annual Report and Part II, Item 1A. “Risk Factors” in this Quarterly Report.
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

	Three Months Ended
	September 30, 2024		June 30, 2024		September 30, 2023
	Average Price	Realization(1)	Average Price	Realization(1)	Average Price	Realization(1)
Sales of Crude Oil (per bbl):
Brent	$78.71		$85.03		$85.92
Realized price without derivative settlements	$72.40	92%	$78.18	92%	$78.89	92%
Effects of derivative settlements	(1.39)		(4.60)		(5.76)
Realized price with derivative settlements	$71.01	90%	$73.58	87%	$73.13	85%

WTI	$75.26		$80.60		$81.99
Realized price without derivative settlements	$72.40	96%	$78.18	97%	$78.89	96%

Purchased Natural Gas (per mmbtu)
Average Monthly Settled Price - NWPL	$1.92		$1.40		$3.40
Realized price without derivative settlements	$2.70	141%	$2.26	161%	$4.18	123%
Effects of derivative settlements	1.64		2.04		1.43
Realized price with derivative settlements	$4.34	226%	$4.30	307%	$5.61	165%

	Nine Months Ended
	September 30, 2024		September 30, 2023
	Average Price	Realization(1)	Average Price	Realization(1)
Sales of Crude Oil (per bbl):
Brent	$81.82		$81.96
Realized price without derivative settlements	$75.31	92%	$74.72	91%
Effects of derivative settlements	(2.71)		(3.38)
Realized price with derivative settlements	$72.60	89%	$71.34	87%

WTI	$77.62		$77.31
Realized price without derivative settlements	$75.31	97%	$74.72	97%

Purchased Natural Gas (per mmbtu)
Average Monthly Settled Price - NWPL	$2.24		$9.54
Realized price without derivative settlements	$3.00	134%	$9.22	97%
Effects of derivative settlements	1.52		(2.56)
Realized price with derivative settlements	$4.52	202%	$6.66	70%
__________
(1)    Represents the percentage of our realized prices compared to the indicated index.

Oil Prices
California oil prices are Brent-influenced as California refiners import approximately 75% of the state’s demand from OPEC+ countries and other waterborne sources. We believe that receiving Brent-influenced pricing contributes to our ability to continue realizing strong cash margins in California. Though the California market generally receives Brent-influenced pricing, California oil prices are also determined by local supply and demand dynamics, including third-party transportation and infrastructure capacity. In the third quarter of 2024, oil prices decreased relative to the second quarter of 2024 and the third quarter of 2023.

Utah oil prices have historically traded at a discount to WTI. The oil is sold to local refineries that are designed for the oil's unique characteristics and via rail to refiners, primarily in the Gulf Coast. However, we have high operational control of our existing acreage, which provides significant upside for additional vertical and/or horizontal development wells and recompletions. For the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, Utah had an average realized oil price of $60.35, $65.58 and $70.48, respectively, compared to an average Brent oil price of $78.71, $85.03 and $85.92 for the same periods.
Gas Prices
For our California steam operations, the price we pay for fuel gas purchases is generally based on the Northwest, Rocky Mountains index plus transportation costs for the purchases made in the Rockies and the SoCal Gas city-gate index for the purchases made in California. We currently buy most of our gas in the Rockies. Now that we are purchasing a majority of our fuel gas in the Rockies, most of the purchases made in California use the SoCal Gas city-gate index, whereas prior to this shift the predominant index for California purchases was Kern, Delivered. The price from the Northwest, Rocky Mountain index was as high as $2.40 per mmbtu and as low as $1.42 per mmbtu in the third quarter of 2024. The price from the SoCal Gas city-gate index was as high as $3.19 per mmbtu and as low as $1.81 per mmbtu in the third quarter of 2024. Overall, on an unhedged basis, we paid an average of $2.70 per mmbtu in the third quarter of 2024 for our gas purchases which includes transportation costs. When including the hedging effects in our gas purchases, we paid $4.34, $4.30 and $5.61 per mmbtu in the third quarter of 2024, the second quarter of 2024, and the third quarter of 2023, respectively.

The price of our fuel gas sales is generally based on the Northwest, Rocky Mountains index, as selling at the same index as fuel gas purchases provides a natural hedge for gas purchases. In the third quarter of 2024, our Utah operations had an average realized gas price of $2.01, compared to an average Northwest, Rocky Mountains gas price of $1.92, which was a 105% realization. In the three months ended June 30, 2024 and September 30, 2023, Utah had an average realized gas price of $1.78, and $3.57, compared to an average Northwest, Rocky Mountains gas price of $1.40, or 127% realization, and $3.40, or 105% realization, respectively.

Natural gas prices and differentials are strongly affected by local market fundamentals, availability of transportation capacity from producing areas and seasonal impacts. Our key exposure to gas prices is in our costs. We purchase substantially more natural gas for our California steamfloods and cogeneration facilities than we produce and sell in the Rockies. We purchase most of our gas in the Rockies and transport it to our California operations using our Kern River pipeline capacity. We buy approximately 48,000 mmbtu/d in the Rockies, and the remainder comes from California markets. The volume purchased in California fluctuates and averaged 2,000 mbbtu/d in the third quarter of 2024, 2,000 mmbtu/d in the second quarter of 2024, and 6,000 mmbtu/d in the third quarter of 2023. The natural gas we purchase in the Rockies is shipped to our operations in California to help limit our exposure to California fuel gas purchase price fluctuations. We strive to further minimize the variability of our fuel gas costs for our steam operations by hedging a significant portion of our gas purchases. Additionally, the negative impact of higher gas prices on our California operating expenses is partially offset by higher gas sales for the gas we produce and sell in the Rockies. The Kern capacity allows us to purchase and sell natural gas at the same pricing indices.

We seek to mitigate a substantial portion of the gas purchase exposure for our cogeneration plants by selling excess electricity from our cogeneration operations to third parties at prices linked to the price of natural gas. Aside from the impact gas prices have on electricity prices, these sales are generally higher in the summer months as they include seasonal capacity amounts. Gas prices increased slightly in the third quarter of 2024 compared to the second quarter of 2024. The natural gas futures indicate that prices will rise toward the end of 2024 and into 2025. Our hedging strategy coupled with our midstream access to gas from the Rockies helps us mitigate the impact of high natural gas prices on our cost structure.

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
Regulatory Matters
Like other companies in the oil and gas industry, both our E&P business and CJWS are subject to complex and stringent federal, state and local laws and regulations, and California, where most of our operations and assets are located, is one of the most heavily regulated states in the United States with respect to oil and gas operations. Collectively, the effect of the existing laws and regulations is to limit the number and location of our wells through restrictions on the use of our properties, limit our ability to develop certain assets and conduct certain operations, including through a restrictive and burdensome permitting and approval process, and have the effect of reducing the amount of oil and natural gas that we can produce from our wells, potentially reducing such production below levels that would otherwise be possible or economical. Additionally, the regulatory burden in the past has resulted, and in the future could result, in increased costs and consequently has had an adverse effect on operations, capital expenditures, earnings and our competitive position and may continue to have such effects in the future. Violations and liabilities with respect to these laws and regulations could also result in reputational damage and significant administrative, civil or criminal penalties, remedial clean-ups, natural resource damages, permit modifications or revocations, operational interruptions or shutdowns and other liabilities. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our financial condition, results of operations and future prospects. Our operations in California are particularly exposed to increased regulatory risks given the stringent environmental regulations imposed on the oil and gas industry, and current political and social trends in California continue to increase limitations on and impose additional permitting, mitigation, and emissions control obligations, amongst others, upon the oil and gas industry. We cannot predict what new laws or regulations governmental authorities within California (or the federal government) may impose upon our operations in the future; however, any such future laws or regulations could materially and adversely impact our business and results of operations. For additional information about the potential impact that government regulations, including those regarding environmental matters, may have upon our business, operations, capital expenditures, earnings and competitive position, please see Part I, Item 1 “Regulatory Matters,” as well as Part I, Item 1A. “Risk Factors” in our Annual Report and Part II, Item 1A. “Risk Factors” in this Quarterly Report.
Permitting
Over the last few years, a number of developments at both the California state and local levels have resulted in significant delays in the issuance of permits to drill new oil and gas wells in Kern County, where all of our California assets are located, as well as a more time- and cost-intensive permitting process. The issuance of permits and other approvals for drilling and production activities by state and local agencies or by federal agencies are subject to environmental reviews under the California Environmental Quality Act (“CEQA”) and/or the National Environmental Policy Act (“NEPA”), respectively. The requirement to demonstrate compliance with CEQA and/or NEPA is currently resulting in (and in the future may result in) significant delays in the issuance of permits to drill new wells, as well as the potential imposition of mitigation measures and restrictions on proposed oil field operations, among other things. Before an operator can pursue drilling operations in California, they must first obtain permission to engage in oil and gas land use. CEQA requires the reviewing state and local agencies to consider the environmental impacts of the proposed oil and gas operations for permitting decisions. Historically, we satisfied CEQA by complying with the Kern County zoning ordinance for oil and gas operations, which was supported by the Kern County Environmental Impact Report (“EIR”). However, the Kern County EIR was legally challenged in 2015 and the use of the Kern County EIR is currently stayed and has been stayed for lengths of time throughout the litigation. Most recently, the Kern County EIR was stayed in January 2023 by a California appellate court while they reviewed the November 2022 ruling by the lower court that reinstated the Kern County EIR; since that time, operators have been unable to use the Kern County EIR to demonstrate CEQA compliance as required to receive permits to drill new wells. In March 2024, the California appellate court delivered its opinion finding certain deficiencies in the Kern County EIR and the reliance on the EIR remains enjoined until those deficiencies are remedied. Accordingly, our ability to rely on the Kern County EIR to demonstrate CEQA compliance to obtain permits and approvals to drill new wells is constrained unless and until Kern County is able to favorably resolve the litigation and certify a new revised EIR that the Court deems fully complies with CEQA. In the meantime, to obtain permits for drilling new wells in Kern County we must demonstrate compliance with CEQA to CalGEM through means other than the Kern County EIR. Berry does have a separate environmental impact analysis covering certain assets, and we have received permits to drill new wells in the covered areas. In fact, in May 2024, we received 13 permits to drill new wells, which we are executing on in 2024 and 2025. We are currently exploring a number of alternative permitting strategies for new drill permits to meet future needs; however, we cannot guarantee that any of these strategies will ultimately be successful. Importantly, the litigation impacting the Kern County EIR does not restrict the issuance of sidetrack and workover permits, and we have continued to receive the necessary permits to meet our production goals. Although in the latter part of 2023 and into 2024, we did experience some delays in the issuance of sidetrack and workover permits due to changes in CalGEM’s CEQA review process. CalGEM is now processing applications on a more timely basis and permits are being issued on a more predictable timeline. We have completed our 2024 planned drilling activities and currently have sufficient permits in hand to support remaining 2024 activity and also support activity into 2025, including for new wells, sidetracks and workovers. Based on permits in hand and assuming the current permitting regime continues, we are confident in our ability to execute our strategy of holding production relatively flat in 2025, as we have for the last six years. However, it is possible that permit approval delays could adversely impact operations in 2025 and beyond and the inability to secure permits (on a timely basis or at all) could adversely impact our business and results of operations.

On August 26, 2024, CalGEM approved a final rule to prohibit permitting of well stimulation treatments (which includes hydraulic fracturing), which became effective on October 1, 2024. Although we do rely on other methods to stimulate production, such as cyclic and continuous steam injection, we currently do not perform any hydraulic fracturing in California and our near term plans do not include the development of assets requiring hydraulic fracturing. See Part I, Item 1 and 2. “Business and Properties—Regulatory Matters—Regulation of the Oil and Gas Industry” in our Annual Report, as well as Part I, Item 1A. “Risk Factors” in our Annual Report and Part II, Item 1A. “Risk Factors” in this Quarterly Report for more information regarding the EIR and other permitting considerations.

Approximately 95% of our production in 2023 came from our base production, with the remainder from 33 wells drilled in California during the year (5 new wells and 28 sidetracks), workovers and other activities related to existing wellbores, and production acquired from the Macpherson Acquisition, which closed in September 2023. Similar to 2023, our 2024 plans focus on drilling sidetracks and working over existing wells, as well as drilling some of the new wells approved by CalGEM in May 2024. Our goal of maintaining consistent production levels from 2023 to 2024 will also benefit from production from the assets acquired in the Macpherson Acquisition and other smaller bolt-on acquisitions in the second quarter of 2024, as well as production from the Utah Horizontal farm-in well interests. We have in hand all the permits needed to support our 2024 plans and activity into 2025, and we are in the process of obtaining the additional permits needed to support our 2025 plans.
Setbacks – SB 1137
Separately, on September 16, 2022, the California Governor signed into law SB 1137 to be effective January 1, 2023, which prohibits CalGEM from permitting any new wells, or the rework of existing wells, if the proposed new drill or rework is within 3,200 feet of certain sensitive receptors such as homes, schools or parks. Additional provisions of SB 1137, include, among others, the imposition of HSE controls applicable to wells located within the setback areas related to noise, light, and dust pollution controls and air emission monitoring, and the immediate suspension of operations at production facilities determined not to be in compliance with certain air emission requirements. However, in December 2022, proponents of a voter referendum (the “Referendum”) collected more than the number of signatures required to put SB 1137 on the November 2024 ballot. On February 3, 2023, the Secretary of State of California certified the signatures and confirmed that the Referendum qualified for the November 2024 ballot and SB 1137 was stayed pending a vote of the California General Election in November 2024. However, in June 2024, the ballot proposal was withdrawn with the proposal’s sponsors instead indicating a view to challenging SB 1137 in court. The provisions of SB 1137 became effective immediately in June 2024. Then on September 30, 2024, the Governor signed into law AB 218, which delays the deadline for some compliance with CalGEM’s regulations implementing SB 1137 until July 1, 2026 and further delays compliance with certain other requirements of SB 1137 by up to three years.
Certain of our undeveloped costs are located within the setbacks established by SB 1137, which required an analysis of impairment as of the date the law became effective. Accordingly, following SB 1137’s immediate effectiveness in June 2024, we recorded a non-cash pre-tax asset impairment charge of $44 million, $33 million after-tax on unproved oil and gas properties in certain California locations during the second quarter of 2024. The impairment represents approximately 2% of the gross cost basis of our total oil and natural gas properties. See Note 10—Oil and Natural Gas Properties to the Financial Statements.
We do not expect this law to result in any material change to our overall existing proved developed producing reserves or current production rates. The majority of our production is in rural areas in the San Joaquin basin and is unlikely to be affected by SB 1137 as supplemented by AB 218. Approximately 13% of our production for the nine months ended September 30, 2024 was within setback zones and subject to SB 1137’s requirements.
Following the passage of AB 218 in September 2024 which extended the deadline for certain compliance requirements of SB 1137, all wells and facilities within a setback must be in compliance with specific health, safety and environmental requirements pursuant to SB 1137 by July 1, 2026, with leak detection and response plans developed and submitted to CalGEM for agency approval by July 1, 2028. CalGEM must approve these plans by July 1, 2029 and, beginning on July 1, 2030, operators are required to suspend operations within setback areas unless they have a CalGEM-approved leak detection and response plan that has been fully implemented. This plan must be updated every five years, and operators must annually report on implementation of these plans as well as the results of baseline water quality testing. While we are still assessing the impact and additional costs associated with compliance with SB 1137, the impact and costs are expected to be immaterial.
Local Ordinances – AB 3233
On September 25, 2024, the California Governor signed Assembly Bill 3233 (AB 3233) into law, which explicitly authorizes local governments to limit methods for, or even prohibit, oil and gas operations or development within its jurisdiction, including with respect to existing operations. This legislation specifically was passed in response to a prior California Supreme Court decision that found limits on the authority of local governments to regulate oil and gas operations on the basis of preemption because of existing state law providing CalGEM with sole authority to regulate the methods for oil and gas production. Certain jurisdictions within California, including Monterey and Los Angeles, had previously taken steps to limit oil and gas operations that were struck down by that now invalidated California Supreme Court decision and it is possible that they or other local governments in California may pass similar legislation following AB 3233. We currently only operate in Kern County and at this time we are not aware of any local governments within Kern County that would seek to materially limit or otherwise prohibit oil and gas operations within its jurisdiction. However, it is difficult to predict how local governments in California may choose to exercise their new authority under AB 3233. While there may be future legal challenges to AB 3233 and any local ordinances enacted thereunder, we cannot predict whether or not such challenges will be successful, or if AB 3233 or any ordinances enacted pursuant to it will be stayed pending the outcome of such challenges. Notwithstanding any potential claims for regulatory takings we may have in the event local jurisdictions seek to prohibit any of our existing operations, any restrictions that materially limit or prohibit oil and gas production in the areas where we operate could materially impact our operations and financial condition.
Other Legislation
The potential exists for additional federal, state, and local legislation in the future that could adversely impact our operations. For example, in 2023, a legislator introduced Senate Bill No. 556 (SB 556) into the California Senate in 2023, providing for joint and several liability for operators and owners of an entity that owns an oil and gas production facility for certain adverse health conditions in a setback zone, subject to limited defenses. SB 556 also provided for civil penalties to be assessed against potentially responsible parties. Although this bill died during the last legislative session, similar bills could be introduced in the future. Another example is Assembly Bill 2716 (AB 2716), signed into law by the California Governor on September 25, 2024, that requires the plugging and abandonment of certain low-production wells located within the boundary of the Baldwin Hills Conservancy within a certain timeframe or otherwise subjects operators to administrative penalties. Although AB 2716 is indicative of the state of California’s interest in accelerating the plugging and abandonment of low-production wells, this law is limited in scope to only certain wells within the Baldwin Hills Conservancy, which encompasses the Inglewood Oil Field. We do not currently operate any wells in the Inglewood Oil Field and, as such, this legislation will not impact our existing operations.

Assembly Bill 1167 (AB 1167), signed into law by the California Governor in October 2023 and effective as of January 1, 2024, imposes stringent financial assurance requirements on persons who acquire the right to operate a well or production facility in the state of California, which are more significant than those in effect for existing operators. Specifically, AB 1167 requires such persons to fulfill bonding requirements in an amount determined by the CalGEM to sufficiently cover full plugging and abandonment costs, decommissioning and site restoration of all wells and production facilities. Transfer of operatorship of a well or production facility is prohibited until CalGEM has determined the appropriate bond amount and the bond has been filed. Upon signing AB 1167, the California Governor called for further legislative changes to the new requirements to mitigate the potential risk of an increase in the number of orphaned wells becoming state liabilities following the implementation of the law.

In April 2019, CalGEM issued updated idle well management that include a comprehensive well testing regime to demonstrate the mechanical integrity of idle wells, a compliance schedule for testing or plugging and abandoning idle wells, the collection of data necessary to prioritize testing and/or plugging idle wells, an engineering analysis for each well idled 15 years or longer, and requirements for active observation wells. These idle well regulations require operators to plug and abandon idle wells under two programs: operators are required to either submit annual idle well management plans describing how they will plug and abandon or reactivate a specified percentage of long-term idle wells or pay additional annual fees and perform additional testing to retain greater flexibility to return long-term idle wells to service in the future. Assembly Bill 1866 (AB 1866), signed into law by the California Governor on September 25, 2024 and effective January 1, 2025, sets forth either (a) increased annual fees for operators of idle wells depending on how long each well has been idle or (b) in lieu of payment of the annual fee, operators can instead file a plan with the state that provides for the management and elimination of all idle wells, with consideration shown to a number of specified factors when prioritizing idle wells for testing or plugging and abandonment. CalGEM is in the process of implementing the provisions of AB 1866, so we are unable to fully assess the potential impact at this time. However, based on our preliminary assessment, we expect the impact to our plugging and abandoning costs to be minimal.

In October 2023, the California Governor signed two bills that require quantitative and qualitative climate disclosures for certain public and private companies doing business in California. Senate Bill 253 (SB 253) requires that the California Air Resources Board (“CARB”) develop and adopt regulations to require the annual disclosure of Scope 1, 2 and 3 GHG emissions, with certain emissions data subject to third party assurance. The bill requires disclosure of Scope 1 and 2 GHG emissions beginning in 2026 for the 2025 reporting year and disclosure of Scope 3 GHG emissions beginning in 2027 for the 2026 reporting year. SB 253 would be effective for public and private companies with total annual revenues exceeding $1 billion and that do business in California. Senate Bill 261 (SB 261) requires biennial disclosures posted on a company’s website related to climate-related financial risks and the measures a company has adopted to reduce and adapt to such risks. The bill requires disclosure of the climate-related financial risk disclosures beginning in 2026 for the 2025 reporting year. SB 261 is effective for public and private companies with total annual revenues exceeding $500 million. Both SB 253 and 261 have been challenged in the U.S. District Court for the Central District of California. Further, on September 27, 2024, the California Governor amended both SB 253 and SB 261 by signing into law Senate Bill 219 (SB 219). SB 219 extends the time in which CARB has to promulgate implementing regulations for SB 253 until July 1, 2025, a delay of six months, but does not otherwise change the reporting deadlines in SB 253 or SB 261.

In July 2024 the California Governor signed a bill that limits the use of California net operating losses (“NOLs”). The legislation suspended the use of the California NOL deduction for corporate taxpayers with California net income or modified adjusted gross income of $1 million or more for tax years beginning on or after January 1, 2024, and before January 1, 2027. We determined that the legislation does not currently impact the carrying value of and ability to ultimately utilize our California NOLs before their expiration, but there could be a future impact to our carrying value and ability to utilize our California NOLs.

Inflation
The U.S. inflation rate has become more significant in recent years. The Company, similar to other companies in our industry, has experienced inflationary pressures on our costs—namely inflationary pressures have resulted in increases to the costs of our goods, services and personnel, which in turn, have caused our capital expenditures and operating costs to rise. Such inflationary pressures have resulted from supply chain disruptions caused by the COVID-19 pandemic, increased demand, labor shortages and other factors, including the conflict between Russia and Ukraine. During the first half of 2024, inflation rates have continued their trend of stabilizing as seen in the latter half of 2023. We are unable to accurately predict if such inflationary pressures and contributing factors will continue through the remainder of 2024. However, as of September 30, 2024, we determined there have not been any material changes in inflationary pressures since the year ended December 31, 2023.
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
We seek to mitigate a substantial portion of the gas purchase exposure for our cogeneration plants by selling excess electricity from our cogeneration operations to third parties at prices linked to the price of natural gas. Aside from the impact gas prices have on electricity prices, these sales are generally higher in the summer months as they include seasonal capacity amounts. In the third quarter of 2024, gas prices increased slightly from prices in the second quarter of 2024. Our hedging strategy coupled with our midstream access to gas from the Rockies helps us mitigate the impact of high natural gas prices on our cost structure.
Capital Expenditures
For the three and nine months ended September 30, 2024, our total capital expenditures were approximately $26 million and $85 million, respectively, including capitalized overhead and interest and excluding acquisitions and asset retirement spending. E&P and corporate expenditures were $25 million and $83 million for the three and nine months ended September 30, 2024, respectively (which excludes well servicing and abandonment capital of less than $1 million and $2 million for the three and nine months ended September 30, 2024, respectively). Approximately 75% and 25% of these capital expenditures for the nine months ended September 30, 2024 were directed to California and Utah operations, respectively. During the first nine months of 2024 we drilled 40 wells in California and four vertical wells in Utah, as well as four non-operated horizontal wells in Utah of which our working interest is approximately 21%.
Our 2024 capital expenditure budget for E&P operations, CJWS and corporate activities is expected to be between $95 to $110 million, which, if executed fully, we expect to result in meeting our goal of delivering 2024 production consistent with 2023. We currently anticipate oil production will be approximately 93% of total production volume in 2024, substantially consistent with 2023. Total capital expenditures were approximately $73 million in 2023, after reallocating $35 million from planned capital expenditures to fund a portion of the Macpherson Acquisition which closed in September 2023. Our 2024 E&P capital program focuses primarily on drilling sidetracks and the workovers of existing well in California, and was prepared on the assumption that we would not receive permits to drill new wells in 2024 given the permitting delays we were experiencing at the time. We later modified our plans to include drilling some of the new wells approved by CalGEM in May 2024. Reflected in our 2024 E&P capital program is our expectation that results will also benefit from a full year of production from the Macpherson Acquisition, as well as from production from the additional working interests acquired in December 2023 and the second quarter of 2024, and the Utah horizontal farm-in well interests which came online in June 2024. Our E&P drilling activities have essentially been completed for the year and we expect full year capital expenditures to be within the provided range. Based on current commodity prices and our drilling success rate to date, we expect to be able to fund the remainder of our 2024 capital development programs from cash flow from operations. We currently have sufficient permits in hand to support our remaining planned activities for the the year and to support drilling and workover activities into 2025. Please see “—Regulatory Matters” in this Quarterly Report, as well as in our Annual Report, for additional discussion of the laws and regulations that impact our ability to drill and develop our assets, including those impacting regulatory approval and permitting requirements.
Exclusive of the capital expenditures noted above, for the full year 2024, we currently plan to spend approximately $13 million to $17 million on plugging and abandonment activities, most of which is planned to meet our annual obligation requirements under California’s idle well regulations. In 2023, we spent $18 million on plugging and abandonment activities, most of which was in compliance with California idle well regulations. We spent approximately $4 million and $10 million for plugging and abandonment activities in the three months and nine months ended September 30, 2024, respectively.
For information about the potential risks related to our capital program, see Part I, Item IA. “Risk Factors” in our Annual Report, as well as “—Regulatory Matters.”

Production and Prices
The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Three Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023
Average daily production:(1)
Oil (mbbl/d)	22.8	23.4	23.2
Natural Gas (mmcf/d)	9.5	8.9	9.5
NGL (mbbl/d)	0.4	0.4	0.5
Total (mboe/d)(2)	24.8	25.3	25.3
Total Production:
Oil (mbbl)	2,096	2,129	2,136
Natural gas (mmcf)	872	808	877
NGLs (mbbl)	40	36	44
Total (mboe)(2)	2,281	2,300	2,326
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$72.40	$78.18	$78.89
Effects of scheduled derivative settlements ($/bbl)	$(1.39)	$(4.60)	$(5.76)
Oil with hedges ($/bbl)	$71.01	$73.58	$73.13
Natural gas ($/mcf)	$2.01	$1.78	$3.57
NGL ($/bbl)	$24.01	$24.46	$22.54
Average Benchmark prices:
Oil (bbl) – Brent	$78.71	$85.03	$85.92
Oil (bbl) – WTI	$75.26	$80.60	$81.99
Natural gas (mmbtu) – SoCal Gas city-gate(3)	$2.68	$1.86	$7.10
Natural gas (mmbtu) – Northwest, Rocky Mountains(4)	$1.92	$1.40	$3.40
Natural gas (mmbtu) – Henry Hub(4)	$2.11	$2.07	$2.59
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the three months ended September 30, 2024, the average prices of Brent oil and Henry Hub natural gas were $78.71 per bbl and $2.11 per mmbtu.
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

The following table sets forth average daily production by operating area for the periods indicated:

	Three Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023
Average daily production (mboe/d):(1)
California	20.1	21.1	20.5
Utah	4.7	4.2	4.8
Total average daily production	24.8	25.3	25.3
__________
(1)    Production represents volumes sold during the period.

Our average daily production decreased 2%, or 0.5 mboe/d, for the three months ended September 30, 2024, compared to the three months ended June 30, 2024. Our California production was 20.1 mboe/d for the third quarter of 2024, a decrease of 5% or 1.0 mboe/d from the second quarter of 2024, partially due to the timing of adding new wells to production in our Midway Sunset field. These wells were put on-line at the end of the third quarter which increased our exit rate production. The decrease was also due to temporarily reduced steam injection in the Midway Sunset field which was restored by the end of the quarter. Utah production increased 0.5 mboe/d mostly due to our recent investment in four non-operated wells which began production in June 2024.

Our average daily production decreased 2%, or 0.5 mboe/d, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Lower 2024 production in California was primarily due to lower production from the Midway Sunset field, discussed above, partially offset by production from the Macpherson Acquisition in the third quarter of 2023. Utah production was consistent year-over-year due to mid-year 2024 development which included our recent investment in the four non-operated wells described above.

The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Nine Months Ended
	September 30, 2024	September 30, 2023
Average daily production:(1)
Oil (mbbl/d)	23.3	23.3
Natural Gas (mmcf/d)	8.8	9.1
NGL (mbbl/d)	0.4	0.4
Total (mboe/d)(2)	25.2	25.2
Total Production:
Oil (mbbl)	6,386	6,359
Natural gas (mmcf)	2,404	2,495
NGLs (mbbl)	104	99
Total (mboe)(2)	6,891	6,874
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$75.31	$74.72
Effects of scheduled derivative settlements ($/bbl)	$(2.71)	$(3.38)
Oil with hedges ($/bbl)	$72.60	$71.34
Natural gas ($/mcf)	$2.46	$7.65
NGL ($/bbl)	$25.70	$24.73
Average Benchmark prices:
Oil (bbl) – Brent	$81.82	$81.96
Oil (bbl) – WTI	$77.62	$77.31
Natural gas (mmbtu) – SoCal Gas city-gate(3)	$2.91	$12.52
Natural gas (mmbtu) – Northwest, Rocky Mountains(4)	$2.24	$9.54
Natural gas (mmbtu) – Henry Hub(4)	$2.11	$2.46
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, during the nine months ended September 30, 2024, the average prices of Brent oil and Henry Hub natural gas were $81.82 per bbl and $2.11 per mmbtu respectively.
(3)    The natural gas we purchase to generate steam and electricity is primarily based on Rockies price indexes, including transportation charges, as we currently purchase a substantial majority of our gas needs from the Rockies, with the balance purchased in California. SoCal Gas city-gate Index is the relevant index used only for the portion of gas purchases in California.
(4)    Northwest, Rocky Mountains and Henry Hub are the relevant indices used for gas purchases and sales, respectively, in the Rockies.

The following table sets forth average daily production by operating area for the periods indicated:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Average daily production (mboe/d):(1)
California	20.8	20.4
Utah	4.4	4.8
Total average daily production	25.2	25.2
__________
(1)    Production represents volumes sold during the period.

Average daily production for the nine months ended September 30, 2024, was comparable to the same period in 2023. California produced 20.8 mboe/d for the nine months ended September 30, 2024, an increase of 0.4 mboe/d, or 2%, when compared to the nine months ended September 30, 2023, primarily due to the Macpherson Acquisition in late 2023 and development activity throughout 2024. Average daily production in Utah for the nine months ended September 30, 2024, decreased by 0.4 mboe/d, or 8% compared to the same period in 2023 due to natural well decline, partially offset by our recent investment in the four non-operated wells described above.

Results of Operations
Three Months Ended September 30, 2024 compared to Three Months Ended June 30, 2024.

	Three Months Ended
	September 30, 2024	June 30, 2024	$ Change	% Change
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$154,438	$168,781	$(14,343)	(8)%
Service revenue(1)	25,465	31,155	(5,690)	(18)%
Electricity sales	4,410	3,691	719	19%
Gains (losses) on oil and gas sales derivatives	75,434	(5,844)	81,278	n/a
Other revenues	37	36	1	3%
Total revenues and other	$259,784	$197,819	$61,965	31%
__________
(1)    The well servicing and abandonment segment provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $31 million and $37 million and the intercompany elimination was $5 million and $6 million for the quarters ended September 30, 2024 and June 30, 2024, respectively.
Revenues and Other
Oil, natural gas and NGL sales decreased by $14 million, or 8%, to approximately $154 million for the three months ended September 30, 2024, compared to the three months ended June 30, 2024. The decrease was driven by a $12 million decrease in oil prices and a $2 million decrease in oil volumes.
Service revenue consisted entirely of revenue from the well servicing and abandonment business, excluding intercompany amounts. Service revenue decreased $6 million or 18% to $25 million for the three months ended September 30, 2024, compared to the three months ended June 30, 2024. The decrease was due to lower rates and activity in the third quarter.
Electricity sales represent sales to utilities and increased $1 million to $4 million for the three months ended September 30, 2024 compared to the three months ended June 30, 2024, due to higher operating rates for our cogeneration facilities.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement loss for the three months ended September 30, 2024 and June 30, 2024 was $3 million and $10 million, respectively. This quarter-over-quarter decrease in settlement loss was primarily due to lower Brent settlement prices, the index for all our oil derivatives. The mark-to-market non-cash gain for the three months ended September 30, 2024 was $78 million compared to a gain of $4 million in the three months ended June 30, 2024. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).

	Three Months Ended		$ Change	% Change
	September 30, 2024	June 30, 2024
	(in thousands)
Expenses and other:
Lease operating expenses	$54,801	$53,989	$812	2%
Costs of services(1)	22,911	25,021	(2,110)	(8)%
Electricity generation expenses	1,245	552	693	126%
Transportation expenses	1,332	1,039	293	28%
Acquisition costs(2)	971	1,394	(423)	(30)%
General and administrative expenses	19,111	18,881	230	1%
Depreciation, depletion and amortization	42,749	42,843	(94)	—%
Impairment of oil and gas properties	—	43,980	(43,980)	100%
Taxes, other than income taxes	10,351	12,674	(2,323)	(18)%
Losses on natural gas purchase derivatives	7,775	2,642	5,133	194%
Other operating (income)	(4,687)	(3,204)	(1,483)	(46)%
Total expenses and other	156,559	199,811	(43,252)	(22)%
Other expenses:
Interest expense	(8,986)	(10,050)	1,064	(11)%
Other, net	56	(53)	109	(206)%
Total other expenses	(8,930)	(10,103)	1,173	(12)%
Income (loss) before income taxes	94,295	(12,095)	106,390	880%
Income tax expense (benefit)	24,432	(3,326)	27,758	(835)%
Net income (loss)	$69,863	$(8,769)	$78,632	897%
Adjusted EBITDA(3)	$67,121	$74,329	$(7,208)	(10)%
Adjusted Net Income(3)	$10,839	$14,155	$(3,316)	(23)%
__________
(1)    The well servicing and abandonment segment provides services to our E&P segment. Prior to the intercompany elimination, costs of services was $28 million and $31 million and the intercompany elimination was $5 million and $6 million for the three months ended September 30, 2024 and June 30, 2024, respectively.
(2)    Includes legal and other professional expenses related to various transaction activities.
(3)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.

Expenses
Lease operating expenses, which do not include the effects of gas purchase hedges, increased 2% or $1 million to $55 million for the third quarter of 2024 when compared to the second quarter of 2024. This increase was the result of higher natural gas (fuel) costs of $2 million for our California steam generation facilities due to a 19% increase in fuel prices. Lease operating expenses excluding fuel decreased $1 million due to lower well service and maintenance activity.
Costs of services consisted entirely of costs from the well servicing and abandonment business, excluding intercompany amounts. Cost of services decreased $2 million, or 8%, to $23 million in the third quarter of 2024 primarily due to cost savings in response to lower activity.
Electricity generation expenses increased approximately $1 million due to higher operating rates for our cogeneration facilities and higher fuel prices for the three months ended September 30, 2024 compared to the three months ended June 30, 2024.

Transportation expenses for the three months ended September 30, 2024, were approximately $1 million, slightly higher than for the three months ended June 30, 2024, primarily due to higher processed volumes.
Gains and losses on natural gas purchase derivatives resulted in a loss of $8 million for the three months ended September 30, 2024 and a loss of $3 million for the three months ended June 30, 2024. Settlements for the three months ended September 30, 2024 and June 30, 2024 were a loss of $7 million, or $3.28 per boe, and a loss of $9 million, or $4.05 per boe, respectively. The decrease was due to higher settlement prices relative to the fixed price in the third quarter of 2024 compared to the second quarter of 2024. The mark-to-market valuation loss for the three months ended September 30, 2024 was less than $1 million compared to a gain of $7 million for the three months ended June 30, 2024. Because we are the fixed price payer on these natural gas swaps, generally, period to period increases (decreases) in the associated price index create valuation gains (losses).
Acquisition costs declined in the three months ended September 30, 2024 compared to the three months ended June 30, 2024 due to reduced activity and include legal and other professional expenses related to various transaction activities.
General and administrative expenses was unchanged at $19 million for the three months ended September 30, 2024, compared to the three months ended June 30, 2024. For the three months ended September 30, 2024, general and administrative expenses included $2 million non-cash stock compensation costs, compared to $2 million non-cash stock compensation costs for three months ended June 30, 2024. We had approximately $1 million of non-recurring costs for the three months ended September 30, 2024 and no non-recurring costs for the three months ended June 30, 2024.
Adjusted General and Administrative Expenses, which excludes non-cash stock compensation expense and non-recurring costs, were slightly lower for the three months ended September 30, 2024 compared to the three months ended June 30, 2024. See “—Non-GAAP Financial Measures” for a reconciliation of general and administrative expenses, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted General and Administrative Expenses.
DD&A was flat for the three months ended September 30, 2024 compared to the three months ended June 30, 2024.
Impairment of Oil and Gas Properties
There was no impairment of oil and gas properties for the three months ended September 30, 2024. Impairment of oil and gas properties was $44 million for the three months ended June 30, 2024.
Taxes, Other Than Income Taxes

	Three Months Ended		$ Change	% Change
	September 30, 2024	June 30, 2024
	(per boe)
Severance taxes	$1.66	$1.72	$(0.06)	(3)%
Ad valorem and property taxes	2.44	2.14	0.30	14%
Greenhouse gas allowances and other emission costs	0.44	1.65	(1.21)	(73)%
Total taxes other than income taxes	$4.54	$5.51	$(0.97)	(18)%
Taxes, other than income taxes, decreased in the three months ended September 30, 2024 by $0.97 per boe, or 18%, to $4.54. The decrease was primarily due to lower GHG emissions and mark-to-market prices. Ad valorem and property taxes increased due to increased property valuations.

Other Operating (Income) Expenses
For the three months ended September 30, 2024, other operating income was $5 million and mainly consisted of a gain on CJWS property sold of approximately $5 million in addition to a loss on material and equipment sales of approximately $1 million. For the three months ended June 30, 2024, other operating income was $3 million and mainly consisted of prior period royalty receipts and property tax refunds.
Interest Expense
Interest expense decreased $1 million for the three months ended September 30, 2024, compared to the three months ended June 30, 2024, due to lower working capital borrowings on the RBL Facility.
Income Taxes
Our effective tax rate was 26% for the three months ended September 30, 2024 and 28% for the three months ended June 30, 2024. The rate in both periods included the impact of state taxes and certain permanent items which were not deductible for tax purposes. The rate in the third quarter of 2024 also included the generation of new tax credits.
Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023.

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$154,438	$172,611	$(18,173)	(11)%
Service revenue(1)	25,465	45,511	(20,046)	(44)%
Electricity sales	4,410	3,849	561	15%
Gains (losses) on oil and gas sales derivatives	75,434	(103,282)	178,716	n/a
Other revenues	37	113	(76)	(67)%
Total revenues and other	$259,784	$118,802	$140,982	119%
__________
(1)    The well servicing and abandonment segment provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $31 million and $47 million and the intercompany elimination was $5 million and $2 million for the quarters ended September 30, 2024 and 2023, respectively.
Revenues and Other
Oil, natural gas and NGL sales decreased $18 million, or 11%, to approximately $154 million for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023. The decline in revenue was from a $14 million decline in oil prices, a $3 million decrease in oil volumes, and a $1 million decrease in natural gas prices.
Service revenue (excluding intercompany amounts) decreased by $20 million, or 44%, to $25 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to lower rates and activity in the third quarter of 2024.
Electricity sales represent sales to utilities and were slightly higher at $4 million for the three months ended September 30, 2024, primarily due to higher prices when compared to the three months ended September 30, 2023.

Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Settlement losses for the three months ended September 30, 2024 and September 30, 2023 were $3 million and $12 million, respectively. The decrease in settlement losses was driven by lower oil prices relative to our derivative fixed prices in the third quarter of 2024 than those of the same period in 2023. Notional volumes were 15 mbbl/d in the third quarter of 2024 and 14 mbbl/d in the third quarter of 2023. The mark-to-market non-cash gain for the three months ended September 30, 2024 was $78 million compared to a loss of $91 million for the three months ended September 30, 2023. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Expenses and other:
Lease operating expenses	$54,801	$59,842	$(5,041)	(8)%
Costs of services(1)	22,911	35,806	(12,895)	(36)%
Electricity generation expenses	1,245	1,479	(234)	(16)%
Transportation expenses	1,332	1,089	243	22%
Acquisition costs(2)	971	2,082	(1,111)	(53)%
General and administrative expenses	19,111	20,987	(1,876)	(9)%
Depreciation, depletion and amortization	42,749	39,729	3,020	8%
Taxes, other than income taxes	10,351	17,980	(7,629)	(42)%
Losses (gains) on natural gas purchase derivatives	7,775	(8,425)	16,200	n/a
Other operating (income)	(4,687)	(505)	(4,182)	(828)%
Total expenses and other	156,559	170,064	(13,505)	(8)%
Other expenses:
Interest expense	(8,986)	(9,101)	115	(1)%
Other, net	56	(42)	98	(233)%
Total other expenses	(8,930)	(9,143)	213	(2)%
Income (loss) income before income taxes	94,295	(60,405)	154,700	256%
Income tax expense (benefit)	24,432	(15,343)	39,775	(259)%
Net income (loss)	$69,863	$(45,062)	$114,925	255%
Adjusted EBITDA(3)	$67,121	$69,829	$(2,708)	(4)%
Adjusted Net Income(3)	$10,839	$11,831	$(992)	(8)%
__________
(1)    The well servicing and abandonment segment provides services to our E&P segment. Prior to the intercompany elimination, costs of services was $28 million and $38 million and the intercompany elimination was $5 million and $2 million for the quarters ended September 30, 2024 and September 30, 2023, respectively.
(2)    Includes legal and other professional expenses related to various transactions activities.
(3)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.

Expenses
Lease operating expenses, which do not include the effects of gas purchase hedges, decreased 8% or $5 million to $55 million for the third quarter of 2024 when compared to the third quarter of 2023. The decrease was the result of $8 million lower natural gas (fuel) costs for our California steam generation facilities mainly due to a decline in fuel price and lower volumes purchased, as a result of our cost savings initiatives to reduce steam. These decreases were partially offset by a $3 million increase in non-fuel lease operating expense from higher power, company labor, and well servicing costs.
Cost of services (excluding intercompany amounts) decreased $13 million, or 36%, to $23 million for the third quarter of 2024 compared to the third quarter of 2023 primarily due to cost savings in response to lower activity.
Electricity generation expenses declined slightly due to lower fuel purchase prices for the three months ended September 30, 2024 compared to the same period in 2023.
Transportation expenses for the three months ended September 30, 2024, were approximately $1 million, slightly higher than for the same period in 2023, mostly due to higher natural gas processing costs.
Gains and losses on natural gas purchase derivatives for the three months ended September 30, 2024, and September 30, 2023, resulted in a loss of $8 million and a gain of $8 million, respectively. Settlement loss for the three months ended September 30, 2024 was unchanged at $7 million from the three months ended September 30, 2023. The mark-to-market non-cash loss was less than $1 million for the three months ended September 30, 2024 and a gain of $16 million for three months ended September 30, 2023. Because we are the fixed price payer on these natural gas swaps, generally, period to period increases (decreases) in the associated price index create valuation gains (losses).
Acquisition costs decreased $1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to reduced activity, and include legal and other professional expenses related to various transaction activities.
General and administrative expenses decreased $2 million or 9% in the three months ended September 30, 2024 when compared to the three months ended September 30, 2023. For the three months ended September 30, 2024 general and administrative expenses had $2 million in non-cash stock compensation expense compared to $3 million for September 30, 2023. We incurred approximately $1 million in non-recurring costs for each of the three months ended September 30, 2024 and three months ended September 30, 2023.
Adjusted General and Administrative Expenses, which exclude non-cash stock compensation expense and non-recurring costs were slightly lower for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. See “—Non-GAAP Financial Measures” for a reconciliation of general and administrative expenses, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted General and Administrative Expenses.
DD&A increased $3 million, or 8%, to $43 million in the three months ended September 30, 2024 when compared to the three months ended September 30, 2023 due to an increase in depletion rates.

Taxes, Other Than Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
	(per boe)
Severance taxes	$1.66	$1.47	$0.19	13%
Ad valorem and property taxes	2.44	2.12	0.32	15%
Greenhouse gas allowances and other emission costs	0.44	4.14	(3.70)	(89)%
Total taxes other than income taxes	$4.54	$7.73	$(3.19)	(41)%
Taxes, other than income taxes decreased 41% to $4.54 per boe for the three months ended September 30, 2024, compared to $7.73 per boe for the three months ended September 30, 2023. GHG allowance expense decreased due to lower emissions and lower mark-to-market prices in the third quarter of 2024 compared to the third quarter of 2023. The increase in ad valorem and property taxes was due to increased property valuations, as well as the additional properties acquired in 2023.
Other Operating (Income) Expenses
For the three months ended September 30, 2024, other operating income was $5 million and mainly consisted of a gain on CJWS property sold of approximately $5 million in addition to a loss on material and equipment sales of approximately $1 million. For the three months ended September 30, 2023, other income was not material.
Interest Expense
Interest expense was flat in the three months ended September 30, 2024 when compared to the three months ended September 30, 2023.
Income Taxes
Our effective tax rate was approximately 26% for the three months ended September 30, 2024 compared to approximately 25% for the three months ended September 30, 2023. The rate in both periods included the impact of state taxes and certain permanent items which are not deductible for tax purposes. The rate in the third quarter of 2024 also included the generation of new tax credits.

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023.

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$489,537	$496,671	$(7,134)	(1)%
Service revenue(1)	88,303	137,808	(49,505)	(36)%
Electricity sales	12,344	12,372	(28)	—%
Gains (losses) on oil and gas sales derivatives	(1,610)	(43,912)	42,302	(96)%
Other revenues	140	194	(54)	(28)%
Total revenues and other	$588,714	$603,133	$(14,419)	(2)%
__________
(1)    The well servicing and abandonment segment provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $103 million and $143 million and the intercompany elimination was $15 million and $5 million for the nine months ended September 30, 2024 and 2023, respectively.
Revenues and Other
Oil, natural gas and NGL sales decreased $7 million, or 1%, to $490 million for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023. The variance was driven by a $13 million decrease in gas sales (mostly lower prices), partially offset by a $4 million increase in oil prices, and a $2 million increase in oil volumes.
Service revenue (excluding intercompany amounts) decreased $50 million, or 36%, to $88 million for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023, due to lower activity and rates.
Electricity sales, which represent sales to utilities were flat at $12 million for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Settlement losses for the nine months ended September 30, 2024 and September 30, 2023, were $17 million and $22 million, respectively. The period-over-period decrease in settlement losses was driven by a narrower spread between the settled derivative fixed prices and index oil prices in the nine months ended September 30, 2024, compared to that of the same period in 2023. The mark-to-market non-cash gain was $16 million for the nine months ended September 30, 2024, and a loss of $22 million for the nine months ended September 30, 2023. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Expenses and other:
Lease operating expenses	$169,487	$249,384	$(79,897)	(32)%
Costs of services(1)	75,236	108,988	(33,752)	(31)%
Electricity generation expenses	2,890	5,252	(2,362)	(45)%
Transportation expenses	3,430	3,226	204	6%
Acquisition costs(2)	4,982	3,054	1,928	63%
General and administrative expenses	58,226	75,144	(16,918)	(23)%
Depreciation, depletion and amortization	128,423	119,605	8,818	7%
Impairment of oil and gas properties	43,980	—	43,980	100%
Taxes, other than income taxes	38,714	42,147	(3,433)	(8)%
Losses on natural gas purchase derivatives	14,898	4,989	9,909	199%
Other operating (income)	(8,024)	(1,824)	(6,200)	(340)%
Total expenses and other	532,242	609,965	(77,723)	(13)%
Other (expenses) income:
Interest expense	(28,176)	(25,732)	(2,444)	9%
Other, net	(80)	(227)	147	(65)%
Total other expenses	(28,256)	(25,959)	(2,297)	9%
Income (loss) before income taxes	28,216	(32,791)	61,007	186%
Income tax expense (benefit)	7,206	(7,640)	14,846	194%
Net income (loss)	$21,010	$(25,151)	$46,161	184%
Adjusted EBITDA(3)	$209,984	$198,221	$11,763	6%
Adjusted Net Income(3)	$35,904	$28,804	$7,100	25%
__________
(1)    The well servicing and abandonment segment provides services to our E&P segment. Prior to the intercompany elimination, costs of services was $90 million and $114 million and the intercompany elimination was $15 million and $5 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
(2)    Includes legal and other professional expenses related to various transaction activities.
(3)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.
Expenses
Lease operating expenses, which do not include the effects of gas purchase hedges, decreased 32%, or $80 million, on an absolute dollar basis to $169 million for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023. The decrease was due to an $89 million decrease in natural gas (fuel) costs for our California steam generation facilities, $84 million of which was from a decline in fuel prices, and $5 million from a decline in fuel volumes. Lease operating expenses excluding fuel increased $9 million due to higher power costs, company labor, and well servicing activity.
Cost of services (excluding intercompany amounts) decreased $34 million, or 31%, to $75 million in the nine months ended September 30, 2024, due to cost savings in response to lower activity.
Electricity generation expenses decreased $2 million to $3 million for the nine months ended September 30, 2024 compared to the same period in 2023, mainly due to lower fuel prices and volumes. Fuel costs included in electricity generation expenses exclude the effects of natural gas derivative settlements.

Gains and losses on natural gas purchase derivatives for the nine months ended September 30, 2024, and September 30, 2023, consisted of $15 million and $5 million losses, respectively. In the nine months ended September 30, 2024, the natural gas settlement price was less than the fixed price of settled positions which resulted in a settlement loss of $21 million, compared to the same period in 2023 when the natural gas settlement price was greater than the fixed prices of settled positions and resulted in a settlement gain of $37 million. The mark-to-market valuation for the nine months ended September 30, 2024, was a gain of $6 million compared to a loss of $42 million for the same period in 2023 when futures prices were lower relative to our derivative fixed prices. Because we are the fixed price payer on these natural gas swaps, generally, period to period increases (decreases) in the associated price index create valuation gains (losses).
Transportation expenses were comparable for the periods presented.
Acquisition costs increased $2 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and include legal and professional expenses related to various transaction activities.
General and administrative expenses decreased $17 million, or 23%, to approximately $58 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and September 30, 2023, general and administrative expenses included non-cash stock compensation costs of approximately $4 million and $11 million, respectively. We incurred non-recurring costs of $2 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2023, we incurred non-recurring costs of $9 million, which were related to executive transition costs, workforce reduction costs, and shareholder litigation expenses for the same period in 2023.
Adjusted general and administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs, decreased $3 million to $52 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, largely due to lower employee- related costs, resulting from cost savings initiatives implemented in the first quarter of 2024. See “—Non-GAAP Financial Measures” for a reconciliation of general and administrative expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted General and Administrative Expenses.
DD&A increased $9 million, or 7%, to $128 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to increased depletion rates.
Impairment of Oil and Gas Properties
Impairment of oil and gas properties was $44 million for the nine months ended September 30, 2024. There was no impairment of oil and gas properties for the nine months ended September 30, 2023.
Taxes, Other Than Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
	(per boe)
Severance taxes	$1.68	$1.56	$0.12	8%
Ad valorem and property taxes	2.36	2.06	0.30	15%
Greenhouse gas allowances and other emission costs	1.57	2.50	(0.93)	(37)%
Total taxes other than income taxes	$5.61	$6.12	$(0.51)	(8)%

Taxes, other than income taxes decreased 8% to $5.61 per boe for the nine months ended September 30, 2024, compared to $6.12 per boe for the nine months ended September 30, 2023. GHG allowance expense decreased due to lower non-cash mark-to-market prices for the allowances compared to the same period in 2023. Ad valorem taxes increased due to additional wells coming online and additional properties acquired in 2023. Severance taxes increased due to an increase in the California conservation tax rate, partially offset by utilization of Utah tax credits.
Other Operating (Income) Expenses
For the nine months ended September 30, 2024, other operating income was $8 million and mainly consisted of a $5 million gain on property sold for CJWS, a $1 million gain on prior period royalty receipts, and a $1 million gain on property tax refunds, partially offset by a loss on material and equipment sales of approximately $1 million. For the nine months ended September 30, 2023, other operating income was $2 million and mainly consisted of net property tax refunds from prior periods and a net gain on equipment sales.
Interest Expense
Interest expense increased $2 million, or 9%, in the nine months ended September 30, 2024, compared to the same period in 2023 as a result of higher borrowings on the RBL Facility in 2023.
Income Taxes
Our effective tax rate was approximately 26% for the nine months ended September 30, 2024, compared to 23% for the nine months ended September 30, 2023, respectively. The rate for both periods included the impact of state taxes and certain permanent items which are not deductible. The rate in 2024 also included the generation of new tax credits.
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

E&P Field Operations

	Three Months Ended
	September 30, 2024	June 30, 2024	$ Change	% Change
	(per boe)
Expenses from field operations
Lease operating expenses	$24.02	$23.47	$0.55	2%
Electricity generation expenses	0.55	0.24	0.31	129%
Transportation expenses	0.58	0.45	0.13	29%
Total	$25.15	$24.16	$0.99	4%

Cash settlements paid for gas purchase hedges	$3.28	$4.05	$(0.77)	(19)%

E&P non-production revenues
Electricity sales	$1.93	$1.60	$0.33	21%
Transportation sales	0.02	0.02	—	—%
Total	$1.95	$1.62	$0.33	20%

	Three Months Ended
	September 30, 2024	September 30, 2023	$ Change	% Change
	(per boe)
Expenses from field operations
Lease operating expenses	$24.02	$25.73	$(1.71)	(7)%
Electricity generation expenses	0.55	0.64	(0.09)	(14)%
Transportation expenses	0.58	0.47	0.11	23%
Total	$25.15	$26.84	$(1.69)	(6)%

Cash settlements paid for gas purchase hedges	$3.28	$3.06	$0.22	7%

E&P non-production revenues
Electricity sales	$1.93	$1.65	$0.28	17%
Transportation sales	0.02	0.05	(0.03)	(60)%
Total	$1.95	$1.70	$0.25	15%

	Nine Months Ended
	September 30, 2024	September 30, 2023	$ Change	% Change
	(per boe)
Expenses from field operations
Lease operating expenses	$24.60	$36.28	$(11.68)	(32)%
Electricity generation expenses	0.42	0.76	(0.34)	(45)%
Transportation expenses	0.50	0.47	0.03	6%
Total	$25.52	$37.51	$(11.99)	(32)%

Cash settlements paid (received) for gas purchase hedges	$3.08	$(5.39)	$8.47	(157)%

E&P non-production revenues
Electricity sales	$1.79	$1.80	$(0.01)	(1)%
Transportation sales	0.02	0.03	(0.01)	(33)%
Total	$1.81	$1.83	$(0.02)	(1)%

See “—How We Plan and Evaluate Operations” for details.

Non-GAAP Financial Measures
Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss), and Adjusted General and Administrative Expenses
Adjusted EBITDA is not a measure of either net income (loss) or cash flow, Free Cash Flow is not a measure of cash flow, Adjusted Net Income (Loss) is not a measure of net income (loss), and Adjusted General and Administrative Expenses is not a measure of general and administrative expenses, in all cases, as determined by GAAP. Rather, Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss), and Adjusted General and Administrative Expenses are supplemental non-GAAP financial measures used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.
We define Adjusted EBITDA as earnings before interest expense; income taxes; depreciation, depletion, and amortization; derivative gains or losses net of cash received or paid for scheduled derivative settlements; impairments; stock compensation expense; and unusual and infrequent items. Our management believes Adjusted EBITDA provides useful information in assessing our financial condition, results of operations and cash flows and is widely used by the industry and the investment community. The measure also allows our management to more effectively evaluate our operating performance and compare the results between periods without regard to our financing methods or capital structure. We also use Adjusted EBITDA in planning our capital expenditure allocation to sustain production levels and to determine our strategic hedging needs aside from the hedging requirements of the 2021 RBL Facility and 2024 Term Loan Credit Agreement.
We define Free Cash Flow as cash flow from operations less capital expenditures. We use Free Cash Flow as the primary metric to measure our ability to pay dividends, pay down debt, repurchase stock, and make strategic growth and bolt-on acquisitions. Management believes Free Cash Flow may be useful in an investor analysis of our ability to generate cash from operating activities from our existing oil and gas asset base after capital expenditures and to fund such activities. Free Cash Flow does not represent the total increase or decrease in our cash balance, and it should not be inferred that the entire amount of Free Cash Flow is available for dividends, debt repayment, share repurchases, strategic acquisitions or other growth opportunities, or other discretionary expenditures, since we have mandatory debt service requirements and other non-discretionary expenditures that are not deducted from this measure.
We previously reported Adjusted Free Cash Flow, a non-GAAP measure, and made allocations of Adjusted Free Cash Flow in accordance with a structured shareholder return model that we implemented in January 2022, and most recently provided as follows: (a) 80% primarily in the form of debt repurchases, stock repurchases, strategic growth, and acquisitions of producing bolt-on assets; and (b) 20% in the form of variable dividends. However, in October 2024, in anticipation of entering into the 2024 Term Loan Credit Agreement, we transitioned to a more flexible approach to capital allocation that aligns with the covenants contained in the 2024 Term Loan Credit Agreement and prioritizes debt reduction while facilitating our operating strategy and enabling investment in development opportunities. For a discussion and presentation of Adjusted Free Cash Flow for the prior period, see our previous filings with the SEC.
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
While Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss), and Adjusted General and Administrative Expenses are non-GAAP measures, the amounts included in the calculation of Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss), and Adjusted General and Administrative Expenses were computed in accordance with GAAP. These measures are provided in addition to, and not as an alternative for, income and liquidity measures calculated in accordance with GAAP and should not be considered as an alternative to, or more meaningful than income and liquidity measures calculated in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance, such as our cost of capital and tax structure, as well as the historic cost of depreciable and depletable assets. Our computations of Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss), and Adjusted General and Administrative Expenses may not be comparable to other similarly titled measures used by other companies. Adjusted EBITDA, Free Cash Flow, Adjusted Net Income (Loss), and Adjusted General and Administrative Expenses should be read in conjunction with the information contained in our financial statements prepared in accordance with GAAP.

The following tables present reconciliations of the GAAP financial measures of net income (loss) and net cash provided (used) by operating activities to the non-GAAP financial measure of Adjusted EBITDA, as applicable, for each of the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Adjusted EBITDA reconciliation:
Net income (loss)	$69,863	$(8,769)	$(45,062)	$21,010	$(25,151)
Add (Subtract):
Interest expense	8,986	10,050	9,101	28,176	25,732
Income tax expense (benefit)	24,432	(3,326)	(15,343)	7,206	(7,640)
Depreciation, depletion and amortization	42,749	42,843	39,729	128,423	119,605
Impairment of oil and gas properties	—	43,980	—	43,980	—
(Gains) losses on derivatives	(67,659)	8,486	94,857	16,508	48,901
Net cash (paid) for scheduled derivative settlements	(10,397)	(19,115)	(19,432)	(38,606)	15,511
Other operating (income)	(4,687)	(3,204)	(505)	(8,024)	(1,824)
Stock compensation expense	2,301	1,990	3,018	4,676	11,336
Acquisition costs(1)	971	1,394	2,082	4,982	3,054
Non-recurring costs(2)	562	—	1,384	1,653	8,697
Adjusted EBITDA	$67,121	$74,329	$69,829	$209,984	$198,221

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Adjusted EBITDA reconciliation:
Net cash provided by operating activities	$70,695	$70,891	$55,320	$168,859	$119,639
Add (Subtract):
Cash interest payments	16,174	1,395	15,065	32,825	30,457
Cash income tax payments	2,286	491	2,087	2,777	2,757
Acquisition costs(1)	971	1,394	—	4,982	—
Non-recurring costs(2)	562	—	1,384	1,653	8,697
Changes in operating assets and liabilities - working capital(3)	(13,605)	3,293	(3,032)	12,231	39,778
Other operating (income) - cash portion(4)	(9,962)	(3,135)	(995)	(13,343)	(3,107)
Adjusted EBITDA	$67,121	$74,329	$69,829	$209,984	$198,221
__________
(1)    Includes legal and other professional expenses related to various transaction activities.
(2)    In 2024, non-recurring costs included cost savings initiatives. In 2023, non-recurring costs included executive transition costs and workforce reduction costs in the first quarter, and costs related to the settlement of shareholder litigation in the third quarter.
(3)    Changes in other assets and liabilities consists of working capital and various immaterial items.
(4)    Represents the cash portion of other operating (income) from the income statement, net of the non-cash portion in the cash flow statement.

The following table presents a reconciliation of the GAAP financial measure of operating cash flow to the non-GAAP financial measure of Free Cash Flow for each of the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by operating activities	$70,695	$70,891	$55,320	$168,859	$119,639
Subtract:
Capital expenditures	(25,874)	(42,325)	(13,596)	(85,135)	(56,124)
Free Cash Flow	$44,821	$28,566	$41,724	$83,724	$63,515

The following table presents a reconciliation of the GAAP financial measures of net income (loss) and net income (loss) per share — diluted to the non-GAAP financial measures of Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per share — diluted for each of the periods indicated.

	Three Months Ended
	September 30, 2024		June 30, 2024		September 30, 2023
	(in thousands)	per share - diluted	(in thousands)	per share - diluted	(in thousands)	per share - diluted
Adjusted Net Income (Loss) reconciliation:
Net income (loss)	$69,863	$0.91	$(8,769)	$(0.11)	$(45,062)	$(0.58)
Add (Subtract):
(Gains) losses on derivatives	(67,659)	(0.88)	8,486	0.11	94,857	1.22
Net cash (paid) for scheduled derivative settlements	(10,397)	(0.13)	(19,115)	(0.25)	(19,432)	(0.25)
Other operating (income)	(4,687)	(0.07)	(3,204)	(0.05)	(505)	(0.01)
Impairment of oil and gas properties	—	—	43,980	0.57	—	—
Acquisition costs(1)	971	0.01	1,394	0.02	2,082	0.03
Non-recurring costs(2)	562	0.01	—	—	1,384	0.02
Total additions (subtractions), net	(81,210)	(1.06)	31,541	0.40	78,386	1.01
Income tax expense (benefit) of adjustments(3)	22,186	0.29	(8,617)	(0.11)	(21,493)	(0.28)
Adjusted Net Income	$10,839	$0.14	$14,155	$0.18	$11,831	$0.15

Basic EPS on Adjusted Net Income	$0.14		$0.18		$0.16
Diluted EPS on Adjusted Net Income	$0.14		$0.18		$0.15

Weighted average shares of common stock outstanding - basic	76,939		76,939		75,662
Weighted average shares of common stock outstanding - diluted	77,060		77,161		77,606
__________
(1)    Includes legal and other professional expenses related to various transaction activities.
(2)    In 2024, non-recurring costs included cost savings initiatives. In 2023, non-recurring costs included costs related to the settlement of shareholder litigation in the third quarter.
(3)    The federal and state statutory rates were utilized for all periods presented.

	Nine Months Ended
	September 30, 2024		September 30, 2023
	(in thousands)	per share - diluted	(in thousands)	per share - diluted
Adjusted Net Income (Loss) reconciliation:
Net income (loss)	$21,010	$0.27	$(25,151)	$(0.32)
Add (Subtract):
Losses on derivatives	16,508	0.21	48,901	0.63
Net cash (paid) received for scheduled derivative settlements	(38,606)	(0.50)	15,511	0.20
Other operating (income)	(8,024)	(0.09)	(1,824)	(0.03)
Impairment of oil and gas properties	43,980	0.57	—	—
Acquisition costs(1)	4,982	0.06	3,054	0.04
Non-recurring costs(2)	1,653	0.02	8,697	0.11
Total additions (subtractions), net	20,493	0.27	74,339	0.95
Income tax (benefit) expense of adjustments(3)	(5,599)	(0.07)	(20,384)	(0.26)
Adjusted Net Income	$35,904	$0.47	$28,804	$0.37

Basic EPS on Adjusted Net Income	$0.47		$0.38
Diluted EPS on Adjusted Net Income	$0.47		$0.37

Weighted average shares of common stock outstanding - basic	76,712		76,163
Weighted average shares of common stock outstanding - diluted	76,903		78,090
__________
(1)    Includes legal and other professional expenses related to various transaction activities.
(2)    In 2024, non-recurring costs included cost savings initiatives. In 2023, non-recurring costs included executive transition costs and workforce reduction costs in the first quarter, and costs related to the settlement of shareholder litigation in the third quarter.
(3)    The federal and state statutory rates were utilized for all periods presented.

The following table presents a reconciliation of the GAAP financial measure of general and administrative expenses to the non-GAAP financial measure of Adjusted General and Administrative Expenses for each of the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Adjusted General and Administrative Expense reconciliation:
General and administrative expenses	$19,111	$18,881	$20,987	$58,226	$75,144
Subtract:
Non-cash stock compensation expense (G&A portion)	(2,083)	(1,843)	(2,840)	(4,126)	(10,838)
Non-recurring costs(1)	(562)	—	(1,384)	(1,653)	(8,697)
Adjusted general and administrative expenses	$16,466	$17,038	$16,763	$52,447	$55,609

Well servicing and abandonment segment	$2,351	$2,454	$2,910	$7,734	$8,994

E&P segment, and corporate	$14,115	$14,584	$13,853	$44,713	$46,615
E&P segment, and corporate ($/boe)	$6.19	$6.34	$5.96	$6.49	$6.78

Total mboe	2,281	2,300	2,326	6,891	6,874
__________
(1)    In 2024, non-recurring costs included cost savings initiatives. In 2023, non-recurring costs included executive transition costs and workforce reduction costs in the first quarter, and costs related to the settlement of shareholder litigation in the third quarter.

Liquidity and Capital Resources
As of September 30, 2024, we had liquidity of $104 million, consisting of $9 million cash, $88 million available for borrowings under our 2021 RBL Facility and $7 million available for borrowings under our 2022 ABL Facility (as defined below). Based on current commodity prices and our development success rate to date, we expect to be able to fund the remainder of our 2024 capital development programs with cash flow from operations.
We review the allocations of our Free Cash Flow from time to time based on then existing conditions and circumstances, including our earnings, financial condition, restrictions in financing agreements, business conditions and other factors. In January 2022, we introduced a structured shareholder return model to guide our allocation of Free Cash Flow, which most recently provided as follows: (a) 80% primarily in the form of debt repurchases, stock repurchases, strategic growth, and acquisitions of producing bolt-on assets; and (b) 20% in the form of variable dividends. However, in October 2024, in anticipation of entering into the 2024 Term Loan Credit Agreement, we transitioned to a more flexible approach to capital allocation that prioritizes debt reduction and aligns with the covenants contained in the 2024 Term Loan Credit Agreement, while facilitating our operating strategy and enabling investment in development opportunities.
Free Cash Flow does not represent the total increase or decrease in our cash balance, and it should not be inferred that the entire amount of Free Cash Flow is available for variable dividends, debt or share repurchases, strategic acquisitions or other growth opportunities, or other discretionary expenditures, since we have non-discretionary expenditures that are not deducted from this measure. Free Cash Flow is a non-GAAP financial measure. See “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for a reconciliation of the GAAP financial measure of operating cash flow, our most directly comparable financial measure calculated and presented in accordance with GAAP, to the non-GAAP financial measure of Free Cash Flow.
The 2021 RBL Facility matures in August 2025, and our 2026 Notes mature in February 2026. In conjunction with the closing of the 2024 Term Loan Credit Agreement, the Company expects to repay in full and terminate the 2022 ABL Facility and the 2021 RBL Facility, as well as redeem the 2026 Notes. We may not be successful in refinancing, repaying or extending the maturity of our 2026 Notes or our 2021 RBL Facility, and any such refinancing may not be obtainable on terms favorable to us. As of September 30, 2024, the outstanding amount on the 2021 RBL Facility is classified as current debt, and we expect to have sufficient sources of liquidity to pay this obligation when it comes due. Management’s ongoing assessment of the Company’s ability to repay its obligations under its credit agreements as they come due could result in a going concern qualification with respect to our annual audited financial statements.
We currently believe that our liquidity, capital resources, cash on hand and cash flow from operations will be sufficient to conduct our business and operations and meet our obligations for at least the next 12 months. In the longer term, if oil prices were to significantly decline and remain weak, we may not be able to continue to generate the same level of Free Cash Flow we are currently generating and our liquidity and capital resources may not be sufficient to conduct our business and operations until commodity prices recover. Please see Part II, Item 1A. “Risk Factors” in this Quarterly Report and Part I, Item 1A. “Risk Factors” in our Annual Report for a discussion of known material risks, many of which are beyond our control, that could adversely impact our business, liquidity, financial condition, and results of operations.
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
The indenture governing the 2026 Notes contains customary covenants and events of default (in some cases, subject to grace periods). We were in compliance with all covenants under the 2026 Notes as of September 30, 2024.
In conjunction with and subject to the closing of the 2024 Term Loan Credit Agreement discussed below, the Company is required to redeem the 2026 Notes. This report does not constitute a notice of redemption of the 2026 Notes.
2024 Term Loan Credit Agreement
Subsequent to the end of the third quarter of 2024, but before the issuance date of these financials, the Company entered into a Senior Secured Term Loan Credit Agreement (the “2024 Term Loan Credit Agreement”) among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Breakwall Credit Management LLC, as administrative agent, and the lenders from time to time party thereto.
The 2024 Term Loan Credit Agreement provides for aggregate commitments equal to $545 million, consisting of (i) an initial term loan facility in the aggregate principal amount of $450 million (the “Initial Term Loans”), and (ii) a delayed draw term loan facility in an aggregate principal amount of up to $95 million which is available from the date of the first borrowing of the Initial Term Loans (the “Funding Date”) until the date that is two years after the effectiveness of the 2024 Term Loan Credit Agreement (the “Working Capital Term Loan Facility”). The ability of the Company to borrow under the 2024 Term Loan Credit Agreement, including to refinance the 2026 Notes, 2021 RBL Facility, and the 2022 ABL Facility, is subject to satisfaction of certain customary conditions precedent, as further set forth in the 2024 Term Loan Credit Agreement, including (a) the repayment and termination of liens under each of the 2021 RBL Facility and 2022 ABL Facility and (b) satisfaction and discharge of the 2026 Notes. The proceeds of the Initial Term Loans are limited in their use to the satisfaction and discharge of existing debt, payment of fees and expenses in connection with the 2024 Term Loan Credit Agreement and other related transactions, capital expenditures in accordance with the 2024 Term Loan Credit Agreement, working capital, and other general corporate purposes. A requirement of funding the Initial Term Loans is (a) the contemporaneous termination of the 2022 ABL Facility and the 2021 RBL Facility, including satisfaction and discharge of any remaining balances thereon and (b) the satisfaction and discharge of the 2026 Notes.
The 2024 Term Loan Credit Agreement will have an initial maturity date of three years from the Funding Date, which may be extended by up to two-one year increments subject to payment of extension fees, and satisfaction of certain other customary conditions. Quarterly debt service payments of an amount equal to the sum of 2.5% of (a) the face value of the Initial Term Loan and (b) the aggregate amount of delayed draws made from the Working Capital Term Loan Facility are required beginning in March 2025.
Loans under the 2024 Term Loan Credit Agreement will bear interest at a rate per annum equal to Term SOFR (as defined in the 2024 Term Loan Credit Agreement) plus an applicable margin of 7.50%. If an Event of Default (as defined in the 2024 Term Loan Credit Agreement) exists and is continuing, upon the election of the Majority Lenders (as defined in the 2024 Term Loan Credit Agreement) under the 2024 Term Loan Credit Agreement, or automatically without such election, in the case of a bankruptcy, insolvency, or payment default, all amounts outstanding under the 2024 Term Loan Credit Agreement will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto (it being understood that the Majority Lenders may elect for the application of default interest to commence on any date that is on or after the occurrence of such Event of Default while such

Event of Default is continuing). The Company will be able to repay any amounts borrowed prior to the maturity date (i) without any premium for any optional prepayment on or prior to the date that is 24 months after the Funding Date and (ii) thereafter, subject to a concurrent payment of 2.75% of the principal amount being repaid.
On the Funding Date, the 2024 Term Loan Credit Agreement will be guaranteed by the Company and all of its wholly owned subsidiaries and will be secured by a first lien security interest in substantially all assets of the Company and all of its wholly owned subsidiaries.
The 2024 Term Loan Credit Agreement allows the Company to replace the commitments and outstanding borrowings under the Working Capital Term Loan Facility with a super-priority reserve based credit facility of up to $95 million (the “New RBL Facility”), subject to terms and conditions set forth therin, including the entry by the Company and the subsidiaries of the Company party thereto into of an intercreditor agreement, as more fully described in the 2024 Term Loan Credit Agreement.
The 2024 Term Loan Credit Agreement also contains certain financial covenants, including (a) minimum liquidity of $25 million as of the last day of any calendar month and (b) commencing with the fiscal quarter ending March 31, 2025, (i) a total net leverage ratio that may not exceed 2.5 to 1.0 and (ii) an asset coverage ratio that may not be less than 1.3 to 1.0 as of the last day of any fiscal quarter, in each case, as fully more described in the 2024 Term Loan Credit Agreement.
Additionally, the 2024 Term Loan Credit Agreement contains additional restrictive covenants that (i) from and after the effective date thereof, limit the ability of the Company and its subsidiaries to, among other things, pay dividends or prepay other debt, make investments and loans, enter into mergers and acquisitions, and sell assets, and (ii) from and after the Funding Date, will limit the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness (with such exceptions including the New RBL Facility), incur additional liens, enter into certain hedging transactions, engage in transactions with affiliates and make certain capital expenditures.
In addition, the 2024 Term Loan Credit Agreement is subject to customary events of default, including a change in control (which change of control event of default is subject to a carve-out for no decline in the Company’s corporate credit rating). If an event of default occurs and is continuing, the administrative agent or the majority lenders may accelerate any amounts outstanding and terminate lender commitments and exercise remedies against any collateral.
The 2024 Term Loan Credit Agreement became effective on November 6, 2024 (the “Closing”).
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
In addition, we also hedge to meet the hedging requirements of the 2021 RBL Facility and will have similar hedging requirements under out 2024 Term Loan Credit Agreement. The 2021 RBL Facility requires us to maintain commodity hedges (other than three-way collars), with floor prices no less than 80% of the then prevailing market price at the time such hedging agreement is entered into, on minimum notional volumes of (i) at least 75% of our reasonably projected production of crude oil from our PDP reserves, for each full calendar month during the period from and including the first full calendar month following each April 1 and October 1 of each calendar year after the effective date of the 2021 RBL Facility through and including the 24th full calendar month following each such April 1 and October 1 and (ii) at least 50% of our reasonably projected production of crude oil from our PDP reserves, for each full calendar month during the period from and including the 25th full calendar month following each April 1 and October 1 of each calendar year after the effective date of the 2021 RBL Facility through and including the 36th full calendar month following each April 1 and October 1; provided, that in the case of each of the above clauses (i) and (ii), the notional volumes hedged are deemed reduced by the notional volumes of any short puts or other similar derivatives having the effect of exposing us to commodity price risk below the “floor.”
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
The 2024 Term Loan Credit Agreement requires us to maintain commodity hedges in the form of the hedges existing as of the effective date of the 2024 Term Loan Credit Agreement, fixed price swaps (at market prices), costless collars, certain other collars meeting conditions described in the Term Loan Credit Agreement and put options, on minimum notional volumes of (i) at least 75% of our reasonably projected production of crude oil from our PDP reserves, for each full calendar month during the period from and including the first full calendar month on a quarterly basis after the Funding Date of the 2024 Term Loan Credit Agreement through and including the 24th full calendar month following the relevant minimum hedging test date and (ii) at least 50% of our reasonably projected production of crude oil from our PDP reserves, for each full calendar month during the period from and including the 25th full calendar month following the relevant minimum hedging test date after the Funding Date of the 2024 Term Loan Credit Agreement through and including the 36th full calendar month following such minimum hedging testing date. In addition, the 2024 Term Loan Credit Agreement requires us to maintain hedges in respect of purchases of natural gas for fuel in respect of 40,000 million British thermal units of natural gas for fuel for each day (a) during the 18 month calendar month period immediately following the Funding Date and (b) during the 18 month calendar month period commencing with the end of the next upcoming month after the applicable minimum hedging test date.
In addition to minimum hedging requirements and other restrictions in respect of hedging described therein, the 2024 Term Loan Credit Agreement contains restrictions on our commodity hedging which prevent us from entering into hedging agreements (i) with a tenor exceeding 60 months or (ii) for notional volumes which (when aggregated with other commodity hedges then in effect other than basis differential swaps on volumes already hedged) exceed, as of the date such hedging agreement is executed, 90% of our reasonably projected production of crude oil, natural gas and natural gas liquids, calculated separately, from our PDP reserves, for each month following the date such hedging agreement is entered into, provided, that, the 2024 Term Loan Credit Agreement provides that the Company may enter into additional commodity hedges pertaining to oil and gas properties to be acquired, subject to the requirements set forth in the 2024 Term Loan Credit Agreement.
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

As of November 1, 2024, we had the following crude oil production and gas purchases hedges.

	Q4 2024	FY 2025	FY 2026	FY 2027	FY 2028	FY 2029
Brent - Crude Oil production
Swaps
Hedged volume (bbls)	1,438,656	4,951,125	2,633,268	3,056,000	2,378,000	724,000
Weighted-average price ($/bbl)	$76.93	$76.06	$71.76	$70.66	$68.36	$67.44
Sold Calls(1)
Hedged volume (bbls)	92,000	296,127	1,251,500	318,500	—	—
Weighted-average price ($/bbl)	$105.00	$88.69	$85.53	$80.03	$—	$—
Purchased Puts (net)(2)
Hedged volume (bbls)	322,000	—	—	—	—	—
Weighted-average price ($/bbl)	$50.00	$—	$—	$—	$—	$—
Purchased Puts (net)(2)
Hedged volume (bbls)	—	296,127	1,251,500	318,500	—	—
Weighted-average price ($/bbl)	$—	$60.00	$60.00	$65.00	$—	$—
Sold Puts (net)(2)
Hedged volume (bbls)	46,000	—	—	—	—	—
Weighted-average price ($/bbl)	$40.00	$—	$—	$—	$—	$—
NWPL - Natural Gas purchases(3)
Swaps
Hedged volume (mmbtu)	3,680,000	13,380,000	3,040,000	—	—	—
Weighted-average price ($/mmbtu)	$3.96	$4.27	$4.26	$—	$—	$—
__________
(1)    Purchased calls and sold calls with the same strike price have been presented on a net basis.
(2)    Purchased puts and sold puts with the same strike price have been presented on a net basis.
(3)    The term “NWPL” is defined as Northwest Rocky Mountain Pipeline.

Gains (losses) on Derivatives
A summary of gains and losses on the derivatives included on the statements of operations is presented below:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Realized (losses) gains on commodity derivatives:
Realized (losses) on oil sales derivatives	$(2,907)	$(9,801)	$(12,304)	$(17,390)	$(21,512)
Realized (losses) gains on natural gas purchase derivatives	(7,490)	(9,314)	(7,128)	(21,216)	37,023
Total realized (losses) gains on derivatives	$(10,397)	$(19,115)	$(19,432)	$(38,606)	$15,511

Unrealized gains (losses) on commodity derivatives:
Unrealized gains (losses) on oil sales derivatives	$78,341	$3,957	$(90,977)	$15,780	$(22,399)
Unrealized (losses) gains on natural gas purchase derivatives	(285)	6,672	15,552	6,318	(42,013)
Total unrealized gains (losses) on derivatives	$78,056	$10,629	$(75,425)	$22,098	$(64,412)
Total gains (losses) on derivatives	$67,659	$(8,486)	$(94,857)	$(16,508)	$(48,901)
The following table summarizes the historical results of our hedging activities.

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Crude Oil (per bbl):
Realized sales price, before the effects of derivative settlements	$72.40	$78.18	$78.89	$75.31	$74.72
Effects of derivative settlements	(1.39)	(4.60)	(5.76)	(2.71)	(3.38)
Realized sales price, after the effects of derivatives	$71.01	$73.58	$73.13	$72.60	$71.34
Purchased Natural Gas (per mmbtu):
Purchase price, before the effects of derivative settlements	$2.70	$2.26	$4.18	$3.00	$9.22
Effects of derivative settlements	1.64	2.04	1.43	1.52	(2.56)
Purchase price, after the effects of derivatives settlements	$4.34	$4.30	$5.61	$4.52	$6.66

Cash Dividends
In the first quarter of 2024, our Board of Directors declared a fixed cash dividend of $0.12 per share, as well as a variable cash dividend of $0.14 per share which was based on the results of the fourth quarter of 2023, for a total of $0.26 per share, which we paid in March 2024. In April 2024, the Board of Directors approved a fixed cash dividend totaling $0.12 per share, which was paid in May 2024. In July 2024, the Board of Directors approved a fixed cash dividend of $0.12 per share and a variable cash dividend of $0.05 per share, based on the results for the six months ended June 30, 2024, for a total of $0.17 per share, which was paid in August 2024. These variable dividends were paid in accordance with our shareholder return model, which allocated 20% of Adjusted Free Cash Flow to the payment of variable dividends.
In October 2024, in anticipation of entering the 2024 Term Loan Credit Agreement, we transitioned away from the previously established shareholder return model to a more flexible approach to capital allocation, which among other things prioritizes the repayment of debt. Accordingly, we suspended the quarterly variable dividend. Additionally, the Board of Directors determined it was appropriate to reduce the quarterly fixed dividend to $0.03 per share, reflecting the 2024 Term Loan Credit Agreement requirements and the desire to deploy capital to development opportunities, amongst other priorities. The fixed dividend is payable on November 25, 2024 to shareholders of record at the close of business on November 15, 2024.
The following table represents the regular fixed cash dividends on our common stock and variable dividends approved by our Board of Directors in 2024.

	First Quarter	Second Quarter	Third Quarter	Year-to-Date
Fixed Dividends	$0.12	$0.12	$0.03	$0.27
Variable Dividends(1)	—	0.05	—	0.05
Total	$0.12	$0.17	$0.03	$0.32
__________
(1)    Variable dividends have been declared the quarter following the period of results. There is no variable dividend related to the results of the third quarter of 2024. The table reflects total dividends earned in each quarter.
Stock Repurchase Program
The Company did not repurchase any shares during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company had repurchased a total of 11.9 million shares, cumulatively, under the stock repurchase program for approximately $114 million in aggregate.
As of September 30, 2024, the Company’s remaining total share repurchase authority approved by the Board of Directors was $190 million. The Board of Directors’ authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions or by other means, subject to market conditions and other factors, up to the aggregate amount authorized by the Board of Directors. The Board of Directors authorization has no expiration date.
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

Statements of Cash Flows

The following is a comparative cash flow summary:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash:
Provided by operating activities	$168,859	$119,639
Used in investing activities	(85,649)	(126,450)
Used in financing activities	(78,574)	(22,239)
Net increase (decrease) in cash and cash equivalents	$4,636	$(29,050)
Operating Activities
Cash provided by operating activities increased for the nine months ended September 30, 2024 by approximately $49 million when compared to the nine months ended September 30, 2023. The increase was primarily related to a decrease in lease operating expenses, lower general and administrative expenses (from lower payroll costs) and lower executive transition costs, and lower taxes, other than income costs, partially offset by an increase in derivatives settlements paid, a decrease in net margin from CJWS and a decrease in unhedged revenue.
Investing Activities
The following provides a comparative summary of cash flows from investing activities:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Capital expenditures:
Capital expenditures	$(85,135)	$(56,124)
Changes in capital expenditures accruals	1,219	(10,431)
Acquisitions, net of cash received	(9,188)	(59,895)
Proceeds from sale of property and equipment and other	7,455	—
Net cash used in investing activities	$(85,649)	$(126,450)
Cash used in investing activities decreased $41 million for the nine months ended September 30, 2024 when compared to the same period in 2023, primarily due to lower acquisition activity in 2024 and cash proceeds from the sale of CJWS’ storage facility in Ventura, California, offset by increased capital expenditures in 2024.
Financing Activities
Cash used in financing activities increased approximately $56 million for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023 primarily due to the deferred consideration payment for the Macpherson Acquisition, increased repayments on the 2021 RBL credit facility, and an increase in debt issuance costs, partially offset by a decrease in dividends paid.

Balance Sheet Analysis
The changes in our balance sheet from December 31, 2023 to September 30, 2024 are discussed below.

	September 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$9,471	$4,835
Accounts receivable, net	$74,542	$86,918
Derivative instruments assets - current and long-term	$22,110	$10,751
Other current assets	$35,539	$43,759
Property, plant & equipment, net	$1,337,275	$1,406,612
Deferred income taxes asset - long-term	$27,378	$30,308
Other noncurrent assets	$10,833	$10,975
Accounts payable and accrued expenses	$144,186	$213,401
Derivative instruments liabilities - current and long-term	$—	$10,740
Current portion of long-term debt, net	$27,500	$—
Long-term debt, net	$398,000	$427,993
Deferred income taxes liability - long-term	$4,264	$2,344
Asset retirement obligations - long-term	$178,329	$176,578
Other noncurrent liabilities	$32,660	$5,126
Stockholders’ equity	$732,209	$757,976
See “—Liquidity and Capital Resources” for discussions about the changes in cash and cash equivalents.
The $12 million decrease in accounts receivable was primarily due to decreased oil and gas sales and service revenue between the two ending periods.
The $8 million decrease in other current assets was primarily due to prepaid expense amortization, as well as reduction of materials inventory.
The $69 million decrease in property, plant and equipment was primarily due to year-to-date changes in accumulated depreciation of $119 million, and $44 million in impairment, offset by $85 million in capital investments and $9 million in acquisitions.
The $3 million decrease in net deferred income taxes assets - long term, which includes the deferred tax liability, was primarily due to the utilization of federal NOL and credit carryforwards.
The $69 million decrease in accounts payable and accrued expenses includes decreased greenhouse gas liability, final payment for the acquisition of Macpherson Energy made in July 2024, decreased fuel gas purchases (based on lower fuel gas price) since year end, decreased obligations for royalties payable between the two ending periods, and decreased interest payable, offset by an increase in taxes other than income taxes.
The $22 million increase in net derivative assets, which includes the derivative liability, is due to change in the derivative values and positions at the end of each period. Changes to mark-to-market derivative values at the end of each period result from differences in the forward curve prices relative to the contract fixed prices, changes in positions held and settlements received and paid throughout the periods.
The $28 million increase in the current portion of the long-term debt, net reflects a reclass of the 2021 RBL Facility from long-term debt, net based on its maturity date.
The $30 million decrease in long-term debt, net largely reflected the reclassification of the current portion.

The $2 million increase in deferred income taxes liability - long-term is due to the tax effect of accelerated tax deductions.
The $2 million increase in the long-term portion of the asset retirement obligations from $177 million at December 31, 2023 to $178 million at September 30, 2024 was due to $9 million of accretion expense and $2 million in liabilities incurred, largely offset by $9 million of liabilities settled during the period.
The $28 million increase in other noncurrent liabilities is primarily due to the obligations for greenhouse gas allowances incurred in 2024 which are due in over one year.
The $26 million decrease in stockholders’ equity was due to $47 million of common stock dividends, and $5 million of shares withheld for payment of taxes on equity awards, offset by $21 million in net income and $5 million of stock-based compensation.
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
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at September 30, 2024 and December 31, 2023. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of September 30, 2024, we are not aware of material indemnity claims pending or threatened against us.
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
Contractual Obligations
The following is a summary of our commitments and contractual obligations as of September 30, 2024:

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Debt obligations:
RBL Facility	$27,500	$27,500	$—	$—	$—
2026 Notes	400,000	—	400,000	—	—
Interest(1)	38,500	28,000	10,500	—	—
Other:
Leases	6,962	2,647	3,871	444	—
Asset retirement obligations(2)	198,329	20,000	—	—	178,329
Off-Balance Sheet arrangements:(3)
Transportation contracts(4)	73,443	11,523	16,362	16,165	29,393
GHG compliance purchase contracts(5)	22,114	22,114	—	—	—
Other purchase obligations(6)	17,100	17,100	—	—	—
Total contractual obligations	$783,948	$128,884	$430,733	$16,609	$207,722
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

(3)    These commitments and contractual obligations are expected to be funded by our cash flow from operations.
(4)    Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure pipeline transportation of natural gas to market and between markets.
(5)    We have entered into contracts to purchase GHG compliance instruments totaling $22 million, of which $6 million will be delivered and paid in the fourth quarter 2024. The approximate remaining amount of $16 million of these instruments will be delivered and paid in 2025.
(6)    As of September 30, 2024, we have a total drilling commitment in California of $17.1 million. We are required to drill 57 wells consisting of 28 wells by December 2024 and the remaining 29 wells by June 2025.
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
Cautionary Note Regarding Forward-Looking Statements
The information included in this Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can typically identify forward-looking statements by words such as aim, anticipate, achievable, believe, budget, continue, could, effort, estimate, expect, forecast, goal, guidance, intend, likely, may, might, objective, outlook, plan, potential, predict, project, seek, should, target, will or would and other similar words that reflect the prospective nature of events or outcomes. All statements other than statements of historical facts included in this Quarterly Report that address plans, activities, events, objectives, goals, strategies or developments that the Company expects, believes or anticipates will or may occur in the future, such as those regarding our financial position, liquidity, our ability to refinance our indebtedness; our ability to satisfy our debt obligations and comply with all covenants, agreements and conditions under our 2024 Term Loan Agreement; cash flows (including, but not limited to, Free Cash Flow), financial and operating results, capital program and development and production plans and expectations (including about potential results and impact), operations and business strategy, potential acquisition and other strategic opportunities, reserves, hedging activities, capital expenditures, return of capital, the payment of future dividends, future repurchases of stock or debt, capital investments, our ESG strategy and the initiation of new projects or business in connection therewith, recovery factors and other guidance, are forward-looking statements. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. For any such forward-looking statement that includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, sometimes materially. Material risks that may affect us are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, Part II, Item 1A. “Risk Factors” in this Quarterly Report and other filings with the Securities and Exchange Commission.
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
•our ability to satisfy our debt obligations and comply with all covenants, agreements and conditions under our 2024 Term Loan Agreement;
•our ability to refinance or pay, when due, the principal of, interest or other amounts due in respect of our indebtedness, including our 2024 Term Loan Credit Agreement, 2026 Notes and/or our 2021 RBL Facility;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2024, there have been no material changes in the information required to be provided under Item 305 of Regulation S-K included in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, except as discussed below.
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
At September 30, 2024, the fair value of our hedge positions was a net asset of approximately $22 million. A 10% increase in the oil and natural gas index prices above the September 30, 2024 prices would result in a net liability of approximately $75 million; conversely, a 10% decrease in the oil and natural gas index prices below the September 30, 2024 prices would result in a net asset of approximately $120 million. For additional information about derivative activity, see Note 3—Derivatives in the notes to the condensed consolidated financial statements in Part I, Item 1. “Financial Statements” of this Quarterly Report.
At September 30, 2024, the fair value of our emission allowances required by California’s cap-and-trade program was $28 million. A 10% increase or decrease in the market price would result in a change in expense by approximately $3 million.
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

Item 4. Controls and Procedures
Our Chief Executive Officer and our Vice President, Chief Financial Officer and Chief Accounting Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, they each concluded that our disclosure controls and procedures were effective as of September 30, 2024.
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
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2024 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In September 2022, the Governor of California signed into law SB 1137 which prohibits CalGEM from permitting any new wells, or the rework of existing wells, if the proposed new drill or rework is within 3,200 feet of certain sensitive receptors such as homes, schools or parks, originally effective as of January 1, 2023. Additional provisions of SB1137, include, among others, the imposition of HSE controls applicable to wells located within the setback areas related to noise, light, and dust pollution controls and air emission monitoring, and the immediate suspension of operations at production facilities determined not to be in compliance with certain air emission requirements. However, in December 2022, proponents of a voter referendum (the “Referendum”) collected more than the number of signatures required to put SB 1137 on the November 2024 ballot. On February 3, 2023, the Secretary of State of California certified the signatures and confirmed that the Referendum qualified for the November 2024 ballot and SB 1137 was stayed pending a vote of the California General Election in November 2024. However, in June 2024, the ballot proposal was withdrawn with the proposal’s sponsors instead indicating a view to challenging SB 1137 in court. Accordingly, the provisions of SB 1137 went into immediate effect in June 2024. Then on September 30, 2024, the Governor signed into law AB 218, which delayed the deadline for compliance with CalGEM’s regulations implementing SB 1137 until July 1, 2026 and further delays compliance with certain other requirements of SB 1137 by up to three years. See Part II, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters—Setbacks—SB 1137” in this Quarterly Report.
As a result of the June 2024 effectiveness of SB 1137’s permitting restrictions, we recorded a non-cash pre-tax asset impairment charge of $44 million ($33 million after-tax) on unproved oil and gas properties in certain California locations during the second quarter of 2024. The impairment represents approximately 2% of our total oil and natural gas properties. The majority of our production is in rural areas in the San Joaquin basin and is unlikely to be affected by SB 1137 as supplemented by AB 218. Approximately 13% of our production for the nine months ended September 30, 2024 was within setback zones subject to SB 1137 and subject to these requirements. We do not expect this law to result in any material change to our overall existing proved developed producing reserves or current production rates. See Note 10—Oil and Natural Gas Properties to the Financial Statements.

Following the passage of AB 218 in September 2024 which extended the deadline for certain compliance requirements of SB 1137, all wells and facilities within a setback must be in compliance with specific health, safety and environmental requirements pursuant to SB 1137 by July 1, 2026, with leak detection and response plans developed and submitted to CalGEM for agency approval by July 1, 2028. CalGEM must approve these plans by July 1, 2029 and, beginning on July 1, 2030, operators are required to suspend operations within setback areas unless they have a CalGEM-approved leak detection and response plan that has been fully implemented. This plan must be updated every five years, and operators must annually report on implementation of these plans as well as the results of baseline water quality testing. We cannot predict CalGEM’s timeline for approving these plans, whether CalGEM will require more stringent mitigation in connection with final approval of such plans, or whether circumstances may arise in the future that could adversely impact production within setback zones. Additionally, failure to comply with the requirements of SB 1137 may result in enforcement action and the imposition of substantial fines and penalties. While we are still assessing the impact and additional costs associated with compliance with SB 1137, the impact and costs are expected to be immaterial.
We may face increased local restrictions on oil and gas exploration and production operations or even be prohibited from operating in certain areas as a result of recently enacted California legislation.
On September 25, 2024, the California Governor signed Assembly Bill 3233 (AB 3233) into law, which explicitly authorizes local governments to limit methods for, or even prohibit, oil and gas operations or development within its jurisdiction, including with respect to existing operations. This legislation specifically overrides a prior California Supreme Court decision that found limits on the authority of local governments to regulate oil and gas operations on the basis of preemption because of existing state law providing CalGEM with sole authority to regulate the methods for oil and gas production. Certain jurisdictions within California, including Monterey and Los Angeles, had previously taken steps to limit oil and gas operations that were struck down by that now invalidated California Supreme Court decision and it is possible that they or other local governments in California may pass similar legislation following AB 3233. We currently only operate in Kern County and at this time we are not aware of any local governments within Kern County that to seek to materially limit or otherwise prohibit oil and gas operations within its jurisdiction. However, it is difficult to predict how local governments in California may choose to exercise their new authority under AB 3233. While there may be future legal challenges to AB 3233 and any local ordinances enacted thereunder, we cannot predict whether or not such challenges will be successful, or if AB 3233 or any ordinances enacted pursuant to it will be stayed pending the outcome of such challenges. Notwithstanding any potential claims for regulatory takings we may have in the event local jurisdictions seek to prohibit any of our existing operations, any restrictions that materially limit or prohibit oil and gas production in the areas where we operate could materially impact our operations and financial condition.
We may not be successful in refinancing, repaying or extending the maturity of our 2026 Notes or our 2021 RBL Facility, and any such refinancing may not be obtainable on terms favorable to us.
The 2021 RBL Facility matures on August 26, 2025 and the 2026 Notes mature on February 15, 2026. The 2021 RBL Facility is classified as current debt on our balance sheet, and if we are not able to refinance the 2026 Notes, the 2026 Notes will be classified as current debt as of February 15, 2025. Management’s ongoing assessment of the Company’s ability to repay the 2021 RBL Facility and our 2026 Notes upon maturity could result in a going concern qualification with respect to our annual audited financial statements. Although we have entered into the 2024 Term Loan Credit Agreement which provides for commitments that we may use to refinance the 2026 Notes and the 2021 RBL Facility, we may not be able to borrow under such commitments if a condition precedent to funding is not satisfied or if the lenders thereunder default under their commitments. As a result, we may be unable to repay the 2021 RBL Facility or the 2026 Notes on their respective maturity dates and could be forced to sell assets, undergo a recapitalization or raise additional equity capital or seek bankruptcy protection.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
The Company did not repurchase any shares during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company had repurchased a total of 11.9 million shares, cumulatively, under the stock repurchase program for approximately $114 million in aggregate, which is 16% of outstanding shares as of September 30, 2024.
As of September 30, 2024, the Company’s remaining total share repurchase authority approved by the Board of Directors was $190 million. The Board of Directors’ authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions or by other means, subject to market conditions and other factors, up to the aggregate amount authorized by the Board of Directors. The Board of Directors authorization has no expiration date.
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
Item 5. Other Information
(c) Trading Plans
On September 5, 2024, Fernando Araujo, Chief Executive Officer and Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 62,286 shares of the Company’s common stock until August 30, 2025.
On August 27, 2024, Danielle Hunter, President, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 200,000 shares of the Company’s common stock until December 31, 2025.

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
10.1*
Senior Secured Term Loan Credit Agreement, dated as of November 6, 2024, among Berry Corporation (Bry), the guarantors party thereto, the lenders party thereto, and Breakwall Credit Management LLC, as administrative agent for the lenders

10.2
Letter regarding amendment to Section 9.18 of Credit Agreement, dated July 30, 2024, from JPMorgan Chase Bank, N.A. to Berry Petroleum Company, LLC and agreed and acknowledged by Berry Petroleum Company, LLC, Berry Corporation (bry), the other guarantors party thereto and the lenders and issuing banks party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2024)

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
“Free Cash Flow” is a non-GAAP financial measure which is defined as cash flow from operations, less capital expenditures.
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

Berry Corporation (bry)
(Registrant)

Date:	November 8, 2024	/s/ Fernando Araujo
Fernando Araujo
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2024	/s/ Michael S. Helm
Michael S. Helm
Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)