Form 10-Q
period 2025-03-31
Berry Corp (bry)
filed 2025-05-08
CIK 1705873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Shares of common stock outstanding as of April 30, 2025          77,596,202

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(in thousands, except share amounts)
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$39,002	$15,336
Restricted cash	260	14,700
Accounts receivable, net of allowance for doubtful accounts of $655 at March 31, 2025 and December 31, 2024	74,718	77,630
Derivative instruments	11,763	4,526
Other current assets	35,371	37,451
Total current assets	161,114	149,643
Noncurrent assets:
Oil and natural gas properties	2,004,639	1,975,456
Accumulated depletion and amortization	(918,083)	(735,304)
Total oil and natural gas properties, net	1,086,556	1,240,152
Other property and equipment	170,873	171,303
Accumulated depreciation	(103,718)	(91,075)
Total other property and equipment, net	67,155	80,228
Deferred income taxes	68,636	26,779
Derivative instruments	10,217	11,697
Other noncurrent assets	10,660	9,187
Total assets	$1,404,338	$1,517,686
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$131,348	$133,809
Derivative instruments	982	7,703
Current portion of long-term debt, net	45,000	45,000
Income taxes payable	6,099	1,368
Total current liabilities	183,429	187,880
Noncurrent liabilities:
Long-term debt, net	374,478	384,633
Deferred income taxes	—	1,612
Asset retirement obligations	184,114	185,283
Other noncurrent liabilities	30,849	27,642
Commitments and Contingencies - Note 4
Stockholders' equity:
Common stock ($0.001 par value; 750,000,000 shares authorized; 89,600,013 and 88,942,805 shares issued; and 77,596,202 and 76,938,994 shares outstanding, at March 31, 2025 and December 31, 2024, respectively)	90	89
Additional paid-in-capital	785,464	787,953
Treasury stock, at cost (12,003,811 shares at March 31, 2025 and December 31, 2024, respectively)	(113,768)	(113,768)
(Accumulated deficit) retained earnings	(40,318)	56,362
Total stockholders' equity	631,468	730,636
Total liabilities and stockholders' equity	$1,404,338	$1,517,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$147,862	$166,318
Services revenue	23,664	31,683
Electricity sales	4,967	4,243
Gains (losses) on oil and gas sales derivatives	5,475	(71,200)
Marketing and other revenues	683	5,036
Total revenues and other	182,651	136,080
Expenses and other:
Lease operating expenses	57,282	61,276
Costs of services	20,825	27,304
Electricity generation expenses	1,209	1,093
Transportation expenses	939	1,059
Marketing expenses	292	4,390
Acquisition costs	—	2,617
General and administrative expenses	20,305	20,234
Depreciation, depletion, and amortization	40,392	42,831
Impairment of oil and gas properties	157,910	—
Taxes, other than income taxes	9,240	15,689
(Gains) losses on natural gas purchase derivatives	(5,691)	4,481
Other operating expense (income)	401	(133)
Total expenses and other	303,104	180,841
Other (expenses) income:
Interest expense	(15,172)	(9,140)
Other, net	272	(83)
Total other expenses	(14,900)	(9,223)
Loss before income taxes	(135,353)	(53,984)
Income tax benefit	(38,673)	(13,900)
Net loss	$(96,680)	$(40,084)

Net loss per share:
Basic	$(1.25)	$(0.53)
Diluted	$(1.25)	$(0.53)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three-Month Period Ended March 31, 2024
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	(in thousands)
December 31, 2023	$88	$819,157	$(113,768)	$52,499	$757,976
Shares withheld for payment of taxes on equity awards and other	—	(5,257)	—	—	(5,257)
Stock-based compensation	—	616	—	—	616
Issuance of common stock	1	—	—	—	1
Dividends declared on common stock, $0.26/share	—	(24,408)	—	—	(24,408)
Net loss	—	—	—	(40,084)	(40,084)
March 31, 2024	$89	$790,108	$(113,768)	$12,415	$688,844

	Three-Month Period Ended March 31, 2025
	Common Stock	Additional Paid-in Capital	Treasury Stock	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
	(in thousands)
December 31, 2024	$89	$787,953	$(113,768)	$56,362	$730,636
Shares withheld for payment of taxes on equity awards and other	—	(1,322)	—	—	(1,322)
Stock-based compensation	—	2,571	—	—	2,571
Issuance of common stock	1	—	—	—	1
Dividends declared on common stock, $0.03/share	—	(3,738)	—	—	(3,738)
Net loss	—	—	—	(96,680)	(96,680)
March 31, 2025	$90	$785,464	$(113,768)	$(40,318)	$631,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash flows from operating activities:
Net loss	$(96,680)	$(40,084)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	40,392	42,831
Amortization of debt issuance costs	1,714	682
Impairment of oil and gas properties	157,910	—
Stock-based compensation expense	2,406	385
Deferred income taxes	(43,470)	(13,491)
Other operating expenses	92	113
Derivative activities:
Total (gains) losses	(11,166)	75,681
Cash settlements paid on derivatives	(1,312)	(9,094)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2,921	(3,006)
Decrease (increase) in other assets	417	(1,746)
(Decrease) increase in accounts payable and accrued expenses	(6,582)	(27,341)
(Decrease) increase in other liabilities	(770)	2,343
Net cash provided by operating activities	45,872	27,273
Cash flows from investing activities:
Capital expenditures:
Capital expenditures	(28,389)	(16,936)
Changes in capital expenditures accruals	8,099	(957)
Acquisitions, net of cash received	—	(768)
Proceeds from sale of property and equipment and other	520	—
Net cash used in investing activities	(19,770)	(18,661)
Cash flows from financing activities:
Repayments on 2024 term loan	(11,250)	—
Borrowings under 2024 revolver	10,000	—
Repayments on 2024 revolver	(10,000)	—
Borrowings under former revolving credit facility	—	175,500
Repayments on former revolving credit facility	—	(155,500)
Dividends paid on common stock	(3,738)	(24,408)
Shares withheld for payment of taxes on equity awards and other	(1,322)	(5,257)
Debt issuance cost	(566)	(325)
Net cash used in financing activities	(16,876)	(9,990)
Net increase (decrease) in cash and cash equivalents	9,226	(1,378)
Cash, cash equivalents and restricted cash:
Beginning	30,036	4,835
Ending	$39,262	$3,457
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation
“Berry Corp.” refers to Berry Corporation (bry), a Delaware corporation, which is the sole member of each of its Delaware limited liability company subsidiaries: (1) Berry Petroleum Company, LLC (“Berry LLC”), which owns Macpherson Energy, LLC and its subsidiaries (collectively, “Macpherson Energy”); (2) CJ Berry Well Services Management, LLC (“C&J Management”) and (3) C&J Well Services, LLC (“C&J,” and, together with C&J Management, “CJWS”). As the context may require, “Berry,” the “Company,” “we,” “our” or similar words in this report refer to Berry Corp., together with its and their subsidiaries, Berry LLC, C&J Management, and C&J.
Nature of Business
We are a value-driven western United States independent upstream energy company with a focus on onshore, low geologic risk, low decline, long-lived oil and gas reserves. We operate in two business segments: (i) exploration and production (“E&P”) and (ii) well servicing and abandonment services. Our E&P assets are located in California and Utah, are characterized by high oil content and are predominantly located in rural areas with low population. Our California assets are in the San Joaquin Basin (100% oil), and our Utah assets are in the Uinta Basin (65% oil). We provide our well servicing and abandonment services to third party operators in California and our California E&P operations through CJWS.
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
We prepared this report pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information, which permit the omission of certain disclosures to the extent they have not changed materially since the latest annual financial statements. We believe our disclosures are adequate to make the disclosed information not misleading. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results for future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2024.
New Accounting Standards Issued, But Not Yet Adopted
In December 2023, the FASB issued rules to enhance the annual income tax disclosure to address investors’ request for more information regarding tax risks and opportunities present in an entity’s operations related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for fiscal periods beginning after December 15, 2024, with early adoption permitted for annual financial statements. We expect that the adoption of these rules will only impact our disclosures and have no impact on our results of operations, cash flows and financial condition. This guidance will result in additional disclosures for the Company beginning with our 2025 annual reporting.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Reclassifications
Certain reclassifications have been made to prior period amounts to conform with current period presentation. These reclassifications had no effect on the previously reported net loss, net loss per share, operating cash flows, or statement of financial position.
Note 2—Debt
The following table summarizes our outstanding debt:

	March 31, 2025	December 31, 2024	Interest Rate	Maturity	Security
	(in thousands)
2024 Revolver	$—	$—	8.83% (2025)(1) 9.03% (2024)(1)	December 24, 2027	Mortgage on 90% of Present Value of proven oil and gas reserves and lien on certain other assets
2024 Term Loan	438,750	450,000	11.82% (2025) 11.84% (2024)	December 24, 2027	Mortgage on 90% of Present Value of proven oil and gas reserves and lien on certain other assets
Less: Debt Issuance/Original Issue Discount Costs	(19,272)	(20,367)
Current Portion of Debt	(45,000)	(45,000)
Long-Term Debt, net	$374,478	$384,633
__________
(1)    Rates at March 31, 2025 and December 31, 2024 represent borrowing rates using the SOFR one-month option.
Deferred Financing Costs
We incurred legal and bank fees related to the issuance of debt. At March 31, 2025 and December 31, 2024, debt issuance costs, net of amortization, for the 2024 Revolver (defined below) reported in “other noncurrent assets” on the balance sheet were approximately $4 million. At March 31, 2025 and December 31, 2024, debt issuance costs, net of amortization, for the 2024 Term Loan (defined below) reported in “Long-Term Debt, net” on the balance sheet were approximately $19 million and $20 million, respectively.
For the three month periods ended March 31, 2025 and 2024, the amortization expense was approximately $2 million and $1 million, respectively. The amortization of debt issuance costs is presented in “interest expense” on the condensed consolidated statements of operations.
Fair Value
Our debt is recorded at the carrying amount on the balance sheets. The carrying amount of the 2024 Revolver approximates fair value because the interest rates are variable and reflect market rates. The fair value of the 2024 Term Loan was approximately $439 million and $450 million at March 31, 2025 and December 31, 2024, respectively. The 2024 Revolver and 2024 Term Loan are Level 2 in the fair value hierarchy.
2024 Term Loan
On November 6, 2024, the Company entered into a Senior Secured Term Loan Credit Agreement (the “Original Term Loan Agreement”) among Berry Corp., as borrower, certain subsidiaries of Berry Corp., as guarantors, Breakwall Credit Management LLC, as administrative agent, and the lenders from time to time party thereto. On December 24, 2024, the Company entered into the First Amendment to the Credit Agreement, dated as of December
24, 2024 (the “Term Loan Amendment”) among the Company, as borrower, certain of the Company’s direct and indirect subsidiaries, as guarantors, the lenders party thereto and Breakwall Credit Management LLC, as administrative agent, which amended the Original Term Loan Agreement (the Original Term Loan Agreement, as amended by the Term Loan Amendment, the “2024 Term Loan”).
The 2024 Term Loan provides for (i) an initial term loan facility in the aggregate principal amount of $450 million (the “Initial Term Loan”) and (ii) a delayed draw term loan facility with commitments in an aggregate principal amount of up to $32 million (the “Delayed Draw Term Loan”) which is available for borrowing until December 24, 2026, subject to satisfaction of certain customary conditions precedent, as further set forth in the 2024 Term Loan. We borrowed $450 million under the Initial Term Loan on December 24, 2024 to fund the redemption or repayment, as applicable, of $403 million of outstanding debt; to fund a portion of the costs and expenses associated with the execution of the 2024 Revolver, 2024 Term Loan, and the termination of our former revolving debt facilities; and for other general corporate purposes. The commitments under the Delayed Draw Term Loan will be reduced, on a dollar-for-dollar basis, by any increase in the commitments under the 2024 Revolver. We had not borrowed any amounts under the Delayed Draw Term Loan as of March 31, 2025.
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
Loans under the 2024 Term Loan bear interest at a rate per annum equal to, at our option, either (a) a customary base rate (subject to a floor of 4.00%) plus an applicable margin of 6.50% or (b) a term SOFR reference rate (subject to a floor of 3.00%) plus an applicable margin of 7.50%. Interest on base rate borrowings is payable quarterly in arrears and interest on term SOFR borrowings accrues in respect of interest periods of one, three or six months, at the election of the borrower, and is payable on the last day of such interest period (or, for interest periods of six months, three months after the commencement of such interest period and at the end of such interest period). If an Event of Default (as defined in the 2024 Term Loan) exists and is continuing, upon the election of the Majority Lenders (as defined in the 2024 Term Loan) under the 2024 Term Loan, or automatically without such election, in the case of a bankruptcy, insolvency, or payment Event of Default, all amounts outstanding under the 2024 Term Loan will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto (it being understood that such Majority Lenders may elect for the application of default interest to commence on any date that is on or after the occurrence of such Event of Default while such Event of Default is continuing). Quarterly debt service payments of an amount equal to the sum of 2.50% of the sum of (a) the face value of the Initial Term Loan and (b) the aggregate amount of delayed draws made from the Delayed Draw Term Loan, which quarterly debt service payments had begun in March 2025. We have the right to repay any amounts borrowed prior to the maturity date of the 2024 Term Loan (i) without any premium for any optional prepayment made on or prior to December 24, 2026 and (ii) thereafter, subject to a concurrent premium payment of 2.75% of the principal amount being repaid.
The 2024 Term Loan contains certain financial covenants, including (a) a minimum liquidity of $25 million as of the last day of any calendar month, (b) a total net leverage ratio that may not exceed 2.5 to 1.0 as of the last day of any fiscal quarter and (c) an asset coverage ratio that may not be less than 1.3 to 1.0 as of the last day of any fiscal quarter, in each case, as more fully described in the 2024 Term Loan. We were in compliance with all applicable financial covenants under the 2024 Term Loan as of March 31, 2025.
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
In addition, the 2024 Term Loan is subject to customary events of default, including a change in control (which change of control event of default is subject to a carve-out for no decline in the Company’s corporate credit rating). If an event of default occurs and is continuing, subject to customary cure rights, the administrative agent or the majority lenders may accelerate any amounts outstanding, terminate lender commitments and/or exercise other remedies against any collateral.
In addition, the 2024 Term Loan is guaranteed by the Company and all of its wholly owned material subsidiaries and is secured by a first lien security interest in substantially all assets of the Company and of its wholly owned material subsidiaries, subject to permitted liens. The 2024 Term Loan is also required to be guaranteed by, and secured with substantially all assets of, certain future wholly-owned material subsidiaries of the Company that we may form or acquire. The lenders under the 2024 Term Loan hold a mortgage lien on at least 90% of the present value of our proven oil and gas reserves.
As of March 31, 2025, we had approximately $439 million of borrowings outstanding under the 2024 Term Loan and $32 million of available commitments, but no borrowings outstanding, under the Delayed Draw Term Loan.
2024 Revolver
On December 24, 2024, the Company entered into a Senior Secured Revolving Credit Agreement (the “2024 Revolver”) among Berry Corp., certain subsidiaries of Berry Corp., as guarantors, the lenders from time to time party thereto and Texas Capital Bank, as administrative agent. The 2024 Revolver provides for a revolving credit facility of up to the least of (i) the maximum commitments of $500 million, (ii) the then-effective borrowing base, which was equal to $95 million as of March 31, 2025, and (iii) the aggregate elected commitment amount, which was equal to $63 million as of March 31, 2025. The aggregate commitments under the 2024 Revolver include a $30 million sublimit for the issuance of letters of credit (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). The borrowing base will be redetermined by the lenders at least semi-annually on or about May 1 and November 1 of each year, beginning May 2025. We may increase elected commitments under the 2024 Revolver to the amount of our borrowing base with applicable lender approval. Any such increase above the elected commitments in effect as of December 26, 2024 will result in a dollar-for-dollar reduction in commitments under the 2024 Term Loan.
The 2024 Revolver matures on December 24, 2027, unless terminated earlier in accordance with the terms of the 2024 Revolver. The loans under the 2024 Revolver are available to us for general corporate purposes, including working capital.
The outstanding borrowings under the 2024 Revolver bear interest at a rate per annum equal to, at our option, either (a) a customary base rate (subject to a floor of 1.00%) plus an applicable margin of 3.50% or (b) a term SOFR reference rate plus 0.10% (subject to a floor of 2.00%) plus an applicable margin of 4.50%. Interest on base rate borrowings is payable quarterly in arrears and interest on term SOFR borrowings accrues in respect of interest periods of one, three or six months, at the election of the borrower, and is payable on the last day of such interest period (or, for interest periods of six months, three months after the commencement of such interest period and at the end of such interest period). If an Event of Default (as defined in the 2024 Revolver) exists and is continuing, upon the election of the Majority Lenders (as defined in the 2024 Revolver) under the 2024 Revolver, or automatically without such election, in the case of a bankruptcy, insolvency, or payment default, all amounts outstanding under the 2024 Revolver will bear interest at 4.50% per annum above the rate and margin otherwise applicable thereto (it being understood that such Majority Lenders may elect for the application of default interest to commence on any date that is on or after the occurrence of such Event of Default while such Event of Default is continuing).
The 2024 Revolver contains certain financial covenants, including (a) minimum liquidity of $25 million as of the last day of any calendar month and (b) commencing with the fiscal quarter ending March 31, 2025, (i) a total net leverage ratio that may not exceed 2.5 to 1.0 as of the last day of any fiscal quarter and (ii) an asset coverage ratio that may not be less than 1.3 to 1.0 as of the last day of any fiscal quarter, in each case, as more fully described in the 2024 Revolver. We were in compliance with all applicable financial covenants under the 2024 Revolver as of March 31, 2025.
The amount we are able to borrow with respect to the borrowing base under the 2024 Revolver is subject to compliance with the financial covenants and other provisions of the 2024 Revolver, including that the Consolidated Cash Balance (as defined in the 2024 Revolver) does not exceed $35 million at the time of and after giving effect to such borrowing and the use of proceeds thereof. In addition, the 2024 Revolver provides that if there are any outstanding borrowings thereunder and the Consolidated Cash Balance exceeds $35 million at the end of the last business day of any calendar month, such excess amounts shall be used to prepay borrowings under the 2024 Revolver.
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
The 2024 Revolver is guaranteed by the Company and all of its wholly owned material subsidiaries and is secured by a first lien security interest in substantially all assets of the Company and of its wholly owned material subsidiaries, subject to permitted liens. The 2024 Revolver is also required to be guaranteed by, and secured with substantially all assets of, certain future wholly-owned material subsidiaries of the Company that we may form or acquire. The lenders under the 2024 Revolver hold a mortgage lien on at least 90% of the present value of our proven oil and gas reserves.
As of March 31, 2025, we had no borrowings outstanding, $14 million of letters of credit outstanding, and approximately $49 million of available borrowing capacity under the 2024 Revolver.
Note 3—Derivatives
We utilize derivatives, such as swaps, puts, calls and collars, to hedge a portion of our forecasted oil and gas production and gas purchases to reduce exposure to fluctuations in oil and natural gas prices, which addresses our market risk. In addition to satisfying the oil sales and gas purchase hedging requirements of the 2024 Term Loan and the 2024 Revolver, which specifies the volume and types of our hedges, we target covering a significant portion of our anticipated costs, with the oil sales hedges generally for a period of up to three years out and gas purchase hedges for a period of at least 18 months out. At times, we will hedge beyond these periods when strike prices appear to satisfy anticipated costs in those years. We have also entered into gas transportation contracts to help reduce the price fluctuation exposure of our gas purchases used in our steam operations; however these do not qualify as hedges. We also, from time to time, have entered into agreements to purchase a portion of the natural gas we require for our operations, which we do not record at fair value as derivatives because they qualify for normal purchases and normal sales exclusions. We had no such transactions in the periods presented.
The 2024 Revolver and 2024 Term Loan each requires us to maintain commodity hedges which are Existing Swaps (as defined in the 2024 Term Loan), or are otherwise in the form of fixed price swaps (at market prices) or costless collars, on minimum notional volumes of (i) at least 75% of our reasonably projected production of crude

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
A Brent collar is used for the sale of crude production and is the combination of selling a call option and buying a put option. We would make settlement payments for prices above the weighted-average price of the call option and we would receive settlement payments for prices below the weighted-average price of the put option. No payment would be made or received for prices between the call and put’s weighted-average price per barrel, other than any applicable deferred premium.
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
For some of our options we paid or received a premium at the time the positions were created and for others, the premium payment or receipt is deferred until the time of settlement. As of March 31, 2025, we have net premium assets of approximately $4 million, which is reflected in the mark-to-market valuation and will be amortized over the life of the positions.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
As of March 31, 2025, we had the following crude oil production and gas purchases hedges.

	Q2 2025	Q3 2025	Q4 2025	FY 2026	FY 2027	FY 2028
Brent - Crude Oil production
Swaps
Hedged volume (bbls)	1,637,198	1,613,083	1,518,000	3,718,518	3,347,000	1,505,500
Hedged volume (mbbls) per day	18.0	17.5	16.5	10.2	9.2	4.1
Weighted-average price ($/bbl)	$74.35	$74.48	$75.28	$70.47	$69.72	$68.05
Collars
Hedged volume (bbls)	—	—	—	1,161,500	318,500	—
Hedged volume (mbbls) per day	—	—	—	3.2	0.9	—
Weighted-average ceiling ($/bbl)	$—	$—	$—	$85.76	$80.03	$—
Weighted-average floor ($/bbl)	$—	$—	$—	$60.00	$65.00	$—
Purchased Puts (net)
Hedged volume (bbls)	—	—	—	547,500	—	—
Hedged volume (mbbls) per day	—	—	—	1.5	—	—
Weighted-average price ($/bbl)	$—	$—	$—	$65.00	$—	$—
NWPL - Natural Gas purchases(1)
Swaps
Hedged volume (mmbtu)	3,640,000	3,680,000	3,680,000	12,160,000	—	—
Hedged volume (mmbtu) per day	40.0	40.0	40.0	33.3	—	—
Weighted-average price ($/mmbtu)	$4.29	$4.29	$4.15	$3.93	$—	$—
__________
(1)    The term “NWPL” is defined as Northwest Rocky Mountain Pipeline and represents the index used for these gas purchase hedges.

In addition to the table above, in April 2025, we converted most of our collars and all purchased puts into swaps. We added the following sold oil swaps (Brent) for each of the following years: approximately 4.2 mbbl/d at $67.97 for 2026 and approximately 0.4 mbbl/d at $69.75 for 2027. We terminated collars of 2.7 mbbl/d for 2026 (calls at $86.57/bbl, puts at $60.00/bbl) and 0.4 mbbl/d for 2027 (calls at $80.07/bbl, puts at $65.00/bbl). We also terminated all purchased puts for 2026.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Our commodity derivatives are measured at fair value using industry-standard models with various inputs including publicly available underlying commodity prices and forward curves, and all are classified as Level 2 in the required fair value hierarchy for the periods presented. These commodity derivatives are subject to counterparty netting. The following tables present the fair values (gross and net) of our outstanding derivatives as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$23,818	$(12,055)	$11,763
Commodity Contracts	Non-current assets	21,289	(11,072)	10,217
Liabilities:
Commodity Contracts	Current liabilities	(13,946)	12,964	(982)
Commodity Contracts	Non-current liabilities	(10,163)	10,163	—
Total derivatives		$20,998	$—	$20,998

	December 31, 2024
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$14,691	$(10,165)	$4,526
Commodity Contracts	Non-current assets	25,435	(13,738)	11,697
Liabilities:
Commodity Contracts	Current liabilities	(17,868)	10,165	(7,703)
Commodity Contracts	Non-current liabilities	(13,738)	13,738	—
Total derivatives		$8,520	$—	$8,520
By using derivative instruments to economically hedge exposure to changes in commodity prices, we expose ourselves to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. We do not receive collateral from our counterparties.
We minimize the credit risk in derivative instruments by limiting our exposure to any single counterparty. In addition, our 2024 Term Loan and 2024 Revolver prevent us from entering into hedging arrangements that are secured, except with our lenders and their affiliates, or with a non-lender counterparty that does not have an A or A2 credit rating or better from Standard & Poor’s or Moody’s, respectively. In accordance with our standard practice, our commodity derivatives are subject to counterparty netting under agreements governing such derivatives which partially mitigates the counterparty nonperformance risk.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Gains (Losses) on Derivatives

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Realized (losses) on commodity derivatives:
Realized gains (losses) on oil sales derivatives	$164	$(4,682)
Realized (losses) on natural gas purchase derivatives	(1,476)	(4,412)
Total realized (losses) on derivatives	$(1,312)	$(9,094)

Unrealized gains (losses) on commodity derivatives:
Unrealized gains (losses) on oil sales derivatives	$5,311	$(66,518)
Unrealized gains (losses) on natural gas purchase derivatives	7,167	(69)
Total unrealized gains (losses) on derivatives	$12,478	$(66,587)
Total gains (losses) on derivatives	$11,166	$(75,681)

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
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at March 31, 2025 and December 31, 2024. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of March 31, 2025, we are not aware of material indemnity claims pending or threatened against us.
Securities Litigation Matters
There have been no material updates to the securities litigation matters described in our Annual Report. See “Note 5, Commitments and Contingencies” in the notes to the consolidated financial statements in Part II—Item 8. “Financial Statements and Supplementary Data” in our Annual Report for details.

Commitments

We have entered into contracts to purchase GHG compliance instruments totaling $22 million, of which $11 million was delivered and paid in April 2025. The remaining amount of $11 million of these instruments will be delivered and paid in the third and fourth quarters of 2025.
Note 5—Stockholders’Equity
Cash Dividends
In the first quarter of 2025, our Board of Directors declared a cash dividend of $0.03 per share, which we paid in April 2025. On May 7, 2025, the Board of Directors declared a cash dividend of $0.03 per share, which is expected to be paid in May 2025.
The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company’s future earnings, financial condition, capital requirements, and other factors.
Stock Repurchase Program
The manner, timing and amount of any purchases of the Company’s common stock will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors. Purchases may be commenced or suspended at any time without notice and the share repurchase program does not obligate the Company to purchase shares during any period or at all. Any shares repurchased are reflected as treasury stock and any shares acquired will be available for general corporate purposes.
As of March 31, 2025, the Company’s remaining total share repurchase authority approved by the Board of Directors was $190 million. The Board of Directors’ authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions or by other means,

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
subject to market conditions and other factors, up to the aggregate amount authorized by the Board of Directors. The Board of Directors’ authorization has no expiration date.
The Company did not repurchase any shares during the three months ended March 31, 2025. As of March 31, 2025, the Company had repurchased a total of 11.9 million shares, cumulatively, under the stock repurchase program for approximately $114 million in aggregate.
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
Net proceeds from the ATM Program can be used for general corporate purposes, which may include, among other things, paying or refinancing indebtedness, and funding acquisitions, capital expenditures and working capital.
During the three months ended March 31, 2025, the Company did not sell any shares of common stock under the ATM Program.
Stock-Based Compensation
In March 2025, pursuant to the Company’s 2022 Omnibus Incentive Plan, the Company granted (i) approximately 1,386,000 restricted stock units (“RSUs”), which are scheduled to vest ratably on the first, second, and third anniversary of the grant date or, in the case of RSUs issued to the Company’s non-employee directors, in full on the first anniversary of the grant date, and (ii) a target number of approximately 414,000 performance-based restricted stock units (“PSUs”), which are scheduled to vest in full on the third anniversary of the grant date, and earned based on performance during the three-year performance period. The fair value of these RSU and PSU awards was approximately $7 million.

The RSUs awarded in March 2025 are solely time-based awards. The PSUs awarded in March 2025 are subject to both time and performance-based conditions, with performance based on on the Company’s absolute total stockholder return (“TSR”), defined as the capital gains per share of stock plus cumulative dividends, over a three year performance period. Depending on the results achieved during the three-year performance period, the actual number of shares of common stock that a grant recipient earns at the end of the performance period may range from 0% to 200% of the target number of PSUs granted.
The fair value of the RSUs was determined using the grant date stock price. The grant date fair value of the PSUs was determined using a Monte Carlo simulation to estimate the TSR ranking of the Company for the value of the absolute TSR award. The historical volatility was determined at the date of grant for the Company. The dividend yield assumption was based on the then-current annualized declared dividend. The risk-free interest rate assumption was based on observed interest rates consistent with the three-year performance measurement period.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 6—Supplemental Disclosures to the Financial Statements
Supplemental Information on Balance Sheet
Other current assets reported on the condensed consolidated balance sheets included the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Prepaid expenses	$13,308	$12,183
Materials and supplies	11,375	12,109
Deposits	6,399	8,701
Oil inventories	4,063	4,232
Other	226	226
Total other current assets	$35,371	$37,451
Noncurrent assets
Other noncurrent assets at March 31, 2025 was approximately $11 million, which included $5 million of operating lease right-of-use assets, net of amortization, $4 million of deferred financing costs, net of amortization and $2 million of collateral deposits. At December 31, 2024, other non-current assets was approximately $9 million, which included $5 million of operating lease right-of-use assets, net of amortization and $4 million of deferred financing costs, net of amortization.
Accounts payable and accrued expenses on the condensed consolidated balance sheets included the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Accounts payable - trade	$24,230	$18,990
Accrued expenses	54,511	53,925
Royalties payable	17,369	26,256
Greenhouse gas liability - current portion	4,114	8,068
Taxes other than income tax liability	10,660	6,374
Accrued interest	1,536	1,160
Asset retirement obligations - current portion	17,000	17,000
Operating lease liability	1,928	2,036
Total accounts payable and accrued expenses	$131,348	$133,809

Noncurrent liabilities
The decrease of approximately $1 million in the long-term portion of the asset retirement obligations from $185 million at December 31, 2024 to $184 million at March 31, 2025 was due to $3 million of accretion expense, offset by $4 million of liabilities settled during the period.
Other noncurrent liabilities at March 31, 2025 was approximately $31 million, which included approximately $28 million of greenhouse gas liability, and $3 million of operating lease noncurrent liability. At December 31, 2024, other noncurrent liabilities was approximately $28 million and included approximately $24 million of greenhouse gas liability and $4 million of non-current operating lease liability.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Supplemental Disclosures of Significant Non-Cash Operating Activities:
Greenhouse gas liability - reclassification from current to long-term liability	$3,954	$—
Supplemental Disclosures of Significant Non-Cash Investing Activities:
Deferred consideration payable for acquisition	$—	$19,500
Material inventory transfers to oil and natural gas properties	$405	$781
Supplemental Disclosures of Cash Payments:
Interest, net of amounts capitalized	$13,459	$15,256
Income taxes payments	$66	$—
Note 7—Acquisitions and Divestitures
In April 2024, we purchased a 21% working interest in four, two-to-three mile lateral wellbores that have been drilled and completed and were placed into production in the second quarter of 2024. These are adjacent to our existing operations in Utah, and the results from these wells are used to evaluate opportunities on our own acreage. The total purchase price was approximately $10 million, subject to customary purchase price adjustments, which was reported as capital expenditures.
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
The RSUs and PSUs are not a participating security as the dividends are forfeitable. For the three months ended March 31, 2025 and 2024, no RSU or PSU shares were included in the diluted EPS calculation as their effect was anti-dilutive under the “if converted” method.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands except per share amounts)
Basic EPS calculation
Net loss	$(96,680)	$(40,084)
Weighted-average shares of common stock outstanding	77,196	76,254
Basic loss per share	$(1.25)	$(0.53)
Diluted EPS calculation
Net loss	$(96,680)	$(40,084)
Weighted-average shares of common stock outstanding	77,196	76,254
Dilutive effect of potentially dilutive securities(1)	—	—
Weighted-average common shares outstanding - diluted	77,196	76,254
Diluted loss per share	$(1.25)	$(0.53)
__________
(1)    We excluded approximately 0.2 million and 1.1 million of combined RSUs and PSUs from the dilutive weighted-average common shares outstanding for each of the three months ended March 31, 2025 and 2024, respectively, because their effect was anti-dilutive.
Note 9—Revenue Recognition
We derive revenue from sales of oil, natural gas and natural gas liquids (“NGL”), with additional revenue generated from sales of electricity. Revenue from CJWS is generated from well servicing and abandonment services business.
The following table provides disaggregated revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Oil sales	$143,990	$162,752
Natural gas sales	2,820	2,719
Natural gas liquids sales	1,052	847
Service revenue(1)	23,664	31,683
Electricity sales	4,967	4,243
Marketing and other revenues	683	5,036
Revenues from contracts with customers	177,176	207,280
Gains (losses) gains on oil and gas sales derivatives	5,475	(71,200)
Total revenues and other	$182,651	$136,080
__________
(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $30 million and $35 million and the intercompany elimination was $6 million and $4 million for the three months ended March 31, 2025 and 2024, respectively.

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

For our unproved oil and gas properties, if exploration and development work were to be unsuccessful, or management decided not to pursue development of these properties as a result of lower commodity prices, higher development and operating costs, contractual conditions, regulatory constraints or other factors, the capitalized costs of such properties would be expensed. The timing of any write-downs of unproved properties, if warranted, depends upon management’s plans, the nature, timing and extent of future exploration and development activities and their results.
At March 31, 2025, we identified an impairment indicator with respect to certain of our proved oil and gas properties as a result of changes in estimates of future reserve recoverability and the volatility in oil and gas prices. U.S. domestic policy shifts under the current administration have contributed to commodity price uncertainty. Recent executive actions aimed at expanding domestic drilling, rolling back environmental regulations, and renegotiating trade agreements have introduced mixed signals to the market. While these measures are intended to boost U.S. energy independence, they have also raised concerns about oversupply, regulatory instability, and global response. Futures forward curves for crude oil reflect this ongoing uncertainty, suggesting that price volatility may persist and affect our operations and financial outlook. Further, natural gas is a key cost of our oil production in California, and gas futures prices increased in the first quarter of 2025, impacting the expected margins. Additionally, lower than expected production data from the first quarter of 2025 resulted in negative revisions to our reserve estimates in one of our non-thermal diatomite California fields.
As a result of operating evaluations, market volatility and price declines we recorded a non-cash pre-tax asset impairment charge of $158 million ($113 million after-tax) on one of our non-thermal diatomite proved properties in California for the three months ended March 31, 2025. We believe our current plans and exploration and development efforts will allow us to realize the carrying value of our unproved property balance at March 31, 2025.
The fair value measurements used in this analysis were determined using inputs classified as Level 3 in the fair value hierarchy.
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
The well servicing and abandonment services segment occasionally provides services to our E&P segment, as such, we recorded an intercompany elimination in revenue and expense during consolidation for the three months ended March 31, 2025 and 2024, respectively.

The following table represents selected financial information for the periods presented regarding the Company’s business segments on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the financial information for the Company on a consolidated basis.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2025
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquid sales	$147,862	$—	$147,862	$—	$147,862
Service revenue	$—	$29,747	$29,747	$(6,083)	$23,664
Gains on oil and gas derivatives	$5,475	$—	$5,475	$—	$5,475
Other revenue (1)	$5,650	$—	$5,650	$—	$5,650
Total revenues and other	$158,987	$29,747	$188,734	$(6,083)	$182,651
__________
(1)    Other revenue generally consists of revenues related to electricity sales and marketing activities.

	Three Months Ended March 31, 2025
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Segment Operating Revenues	$158,987	$29,747	$188,734	$(6,083)	$182,651
Less:
Lease operating expenses	57,282	—	57,282	—	57,282
(Gains) on natural gas purchase derivatives	(5,691)	—	(5,691)	—	(5,691)
Cost of services	—	26,908	26,908	(6,083)	20,825
Other operating expenses (1)	2,440	—	2,440	—	2,440
Taxes, other than income taxes	9,240	—	9,240	—	9,240
Other expenses (2)	197,133	4,550	201,683	17,325	219,008
Interest expense and other, net	—	—	—	14,900	14,900
Segment loss	(101,417)	(1,711)	(103,128)

Loss before income taxes					(135,353)

Capital expenditures	$27,618	$56	$27,674	$715	$28,389
Total assets	$1,385,674	$52,392	$1,438,066	$(33,728)	$1,404,338
__________
(1)    Amounts for our E&P segment include electricity, transportation, and marketing costs.
(2)    Amounts primarily include general and administrative expenses, depreciation, depletion, and amortization costs, E&P impairment, and other operating income (expenses).

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2024
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquid sales	$166,318	$—	$166,318	$—	$166,318
Service revenue	—	35,468	35,468	(3,785)	31,683
(Losses) on oil and gas derivatives	(71,200)	—	(71,200)	—	(71,200)
Other revenue (1)	9,279	—	9,279	—	9,279
Total revenues and other	$104,397	$35,468	$139,865	$(3,785)	$136,080
__________
(1)    Other revenue generally consists of revenues related to electricity sales and marketing activities.

	Three Months Ended March 31, 2024
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Segment Operating Revenues	$104,397	$35,468	$139,865	$(3,785)	$136,080
Less:
Lease operating expenses	61,276	—	61,276	—	61,276
Losses on natural gas purchase derivatives	4,481	—	4,481	—	4,481
Cost of services	—	31,089	31,089	(3,785)	27,304
Other operating expenses (1)	6,542	—	6,542	—	6,542
Taxes, other than income taxes	15,689	—	15,689	—	15,689
Other expenses (2)	41,245	5,620	46,865	18,684	65,549
Interest expense and other, net	—	—	—	9,223	9,223
Segment loss	(24,836)	(1,241)	(26,077)

Loss before income taxes					$(53,984)

Capital expenditures	$15,417	$1,332	$16,749	$187	$16,936
Total assets	$1,625,178	$65,948	$1,691,126	$(115,610)	$1,575,516
__________
(1)    Amounts for our E&P segment include electricity, transportation, and marketing costs.
(2)    Amounts primarily include general and administrative expenses, depreciation, depletion, and amortization costs, acquisition costs, and other operating income (expenses).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim unaudited condensed consolidated financial statements and the related notes thereto presented in this Quarterly Report on Form 10-Q (this “Quarterly Report”), as well as our audited consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”). When we use the terms “we,” “us,” “our,” “Berry,” the “Company” or similar words in this report, we are referring to, as the context may require, Berry Corp., together with its subsidiaries, Berry LLC, C&J Management, and C&J.
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
Our 2025 capital program in California is comprised of drilling and completing sidetrack wells, the majority of which is expected to target our thermal diatomite assets. During the first quarter of 2025, we drilled 12 wells in California, 10 of which were thermal diatomite sidetracks. We expect to have incurred the substantial majority of our California capital expenditures by the end of the third quarter. Given the planned downtime incorporated into our schedule to complete these wells, we anticipate an increase in production in the second half of the year compared to the first half as these wells are brought online.
With respect to our E&P operations in Utah, we have historically focused on vertical well development from five reservoirs that produce oil and natural gas at depths ranging from 4,000 feet to 8,000 feet. As of March 31, 2025, we held approximately 100,000 net acres in the Uinta Basin, and with a high working interest and the majority of acreage held by production, we have high operational control of our existing acreage, which provides significant upside for additional development and recompletions.
Over the last year, the Uinta Basin has experienced an increase in activity by new and existing operators, driven by successful results from horizontal drilling across the basin, which we believe indicates significant new development potential for our existing acreage. In April 2024, we acquired a 21% working interest in four, two-to-three mile lateral wells in the Uteland Butte reservoir, adjacent to our existing operations, which were put on production in the second quarter of 2024. The initial production rates from those four wells exceeded our initial expectations. In November 2024, we executed an agreement to exchange, on an equal value basis, certain of our oil, gas, and mineral leasehold interests in Duchesne County, Utah, for that of another operator’s, also located in Duchesne County, Utah. We received an approximately 17% working interest in three, three-mile Drilling Spacing Units (DSUs) in exchange for an approximately 75% working interest in one, two-mile DSU. Like the first four horizontal wells that we farmed-in, these wells are adjacent to our existing operations, and the results from all of these farmed-in horizontal wells will be useful to evaluating opportunities on our own acreage. We believe horizontal well development of our own acreage could yield substantial returns, with low break-even economics and a potentially significant runway of future development opportunities.
Our 2025 capital program includes the drilling and completion of an operated, four-well horizontal pad in the Uteland Butte reservoir of the Uinta Basin with depths ranging from 6,000 to 6,500 feet. In the first quarter of 2025, we drilled the first two horizontal wells and commenced drilling the third well. In the second quarter, we finished drilling the third and fourth wells and we currently expect all four wells to be brought online in the third quarter of 2025. This activity marks our first operated horizontal pad on our Uinta Basin acreage, and the results will inform our plans for further horizontal development across our acreage. Similar to our 2025 capital program in California, we expect that a substantial majority of our capital expenditures for our Utah program will be incurred by the end of the third quarter.

C&J Well Services is one of the largest upstream well servicing and abandonment services businesses in California, providing a suite of services to third-party oil and natural gas production companies and to our E&P operations, including well servicing and workover, water logistics, and plugging and abandonment (P&A) services on wells at the end of their productive life. We believe CJWS has upside opportunity based on the significant inventory of idle wells within California, coupled with existing and new regulations that will increase the annual idle well management obligations of operators. With extensive experience operating in California and a best-in-class safety record, CJWS provides a competitive advantage to Berry by providing access and control over an important part of our supply chain. Additionally, CJWS supports our commitment to be a responsible operator and reduce fugitive GHG emissions —including methane and carbon dioxide—through the plugging and abandonment of idle wells.
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
Adjusted EBITDA
Adjusted EBITDA is the primary financial and operating measurement that our management uses to analyze and monitor our operating performance. We also use Adjusted EBITDA in planning our capital expenditure allocation to maintain production levels year-over-year and determining our strategic hedging needs aside from the hedging requirements of the 2024 Term Loan and the 2024 Revolver. Adjusted EBITDA is a non-GAAP financial measure that we define as earnings before interest expense; income taxes; depreciation, depletion, and amortization (“DD&A”); derivative gains or losses net of cash received or paid for scheduled derivative settlements; impairments; stock compensation expense; and unusual and infrequent items. See “—Non-GAAP Financial Measures” for a reconciliation of net income (loss) and net cash provided (used) by operating activities, our most directly comparable financial measures calculated and presented in accordance with GAAP, to the non-GAAP financial measure of Adjusted EBITDA. This supplemental non-GAAP financial measure is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies.
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
Well Servicing and Abandonment Services Operational Performance
We monitor our well servicing and abandonment services’ operational performance by analyzing the pre-tax income, revenue and cost by customer, and Adjusted EBITDA generated by this business.

Business Environment, Market Conditions and Outlook
Our operating and financial results, and those of the oil and gas industry as a whole, are heavily influenced by commodity prices, including differentials, which have and may continue to fluctuate significantly as a result of numerous market-related variables, including global geopolitical and economic conditions, and local and regional market factors and dislocations. Average oil prices were relatively flat for the first quarter of 2025 compared to fourth quarter of 2024; however, they have subsequently declined in the second quarter of 2025 due to the circumstances described below, extending the downward trend that began in the second half of 2024. Natural gas prices for the first quarter of 2025 increased slightly relative to the fourth quarter of 2024, but declined in early second quarter of 2025. Oil and natural gas prices have been, and may remain, volatile. As a net gas purchaser, our operating costs are generally expected to be more impacted by the volatility of natural gas prices than our gas sales. To reduce our exposure to oil and gas price volatility and in accordance with the covenants of our debt agreements, our strategy includes maintaining an active hedging program covering a significant portion of our forecasted production to help us achieve more predictable cash flows. For more information regarding our hedging program, see “Liquidity and Capital Resources—Hedging.”
Our well servicing and abandonment services business is dependent on expenditures of oil and gas companies, which can in part reflect the volatility of commodity prices, as well as the impact from changes in the regulatory environment. Existing oil and natural gas wells require ongoing spending to maintain production, necessitating expenditures by oil and gas companies for the maintenance of existing wells, which can moderate the impact of a volatile price environment. Additionally, our customers’ requirements to plug and abandon wells are largely driven by regulatory requirements that are less dependent on commodity prices.
The price of oil is impacted by the actions of OPEC+ and since 2022 they have implemented production cuts to address imbalances in global supply levels. In December 2024, OPEC+ extended the reduced production quotas of 3.65 mmbbl/d through the end of 2026 and extended the 2.2 mmbbl/d voluntary cuts through the end of March 2025. In April and May 2025, OPEC+ began a phased rollback of the 2.2 million voluntary cuts initially announced in November 2023, and the broader 22-member OPEC+ alliance has 3.65 mmbbl/d of separate cuts that are scheduled to remain in place until the end of 2026.
In addition, since being sworn into office, President Trump has issued numerous executive orders aimed at increasing oil production and decreasing commodity prices, among other matters, and has separately instituted tariffs that could cause inflation, slow economic growth, and intensify trade disputes. Collectively, these actions have created uncertainty in the market which has contributed to recent oil price declines. In early April 2025, the administration announced a substantial number of trade tariffs, including a new universal baseline tariff of 10%, plus additional country-specific tariffs for select trading partners, on almost all U.S. imports. The additional country-specific tariffs have been paused for 90 days (until July 8, 2025), other than China, which was further increased. While imports of oil, gas and refined products were given exemptions from the tariffs, concerns that the measures could cause inflation, slow economic growth and intensify trade disputes has also placed downward pressure on oil prices. With negotiations and countermeasures ongoing, the situation is fluid, and we cannot predict when prices will stabilize or improve. In addition, tariffs have the potential to significantly increase our operating and capital costs; however, we do not expect any material impact through at least 2025 based on current inventory levels and purchasing needs. We continue to monitor the economic effects of U.S. trade policy as well as opportunities to mitigate their impacts on costs and prices, though the ultimate policy and its effect remains uncertain.
Futures forward curves for crude oil reflect this ongoing uncertainty, suggesting that price volatility may persist and affect our operations and financial outlook. As a result of operating evaluations, market volatility and price declines we recorded a non-cash pre-tax asset impairment charge of $158 million ($113 million after-tax) on one of our non-thermal diatomite proved properties in California in the first quarter of 2025.
Oil and natural gas prices could fluctuate further with any changes in demand due to, among other things, the ongoing conflict in Ukraine, the ongoing conflict in the Middle East, international sanctions, speculation as to future actions by OPEC+, higher gas prices, high interest rates, tariffs, inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including increased volatility in financial and credit markets or a prolonged recession.
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

	Three Months Ended
	March 31, 2025		December 31, 2024		March 31, 2024
	Average Price	Realization(1)	Average Price	Realization(1)	Average Price	Realization(1)
Sales of Crude Oil (per bbl):
Brent	$74.98		$74.01		$81.76
Realized price without derivative settlements	$69.48	93%	$69.08	93%	$75.31	92%
Effects of derivative settlements	0.08		1.64		(2.17)
Realized price with derivative settlements	$69.56	93%	$70.72	96%	$73.14	89%

WTI	$71.51		$70.33		$77.02
Realized price without derivative settlements	$69.48	97%	$69.08	98%	$75.31	98%

Purchased Natural Gas (per mmbtu)
Average Monthly Settled Price - NWPL	$3.88		$3.09		$3.41
Realized price without derivative settlements	$4.35	112%	$3.76	122%	$4.11	121%
Effects of derivative settlements	0.35		0.62		0.92
Realized price with derivative settlements	$4.70	121%	$4.38	142%	$5.03	148%
__________
(1)    Represents the percentage of our realized prices compared to the indicated index.

Oil Prices
California oil prices are Brent-influenced as California refiners import approximately 77% of the state’s demand from OPEC+ countries and other waterborne sources. We believe that receiving Brent-influenced pricing contributes to our ability to continue realizing strong cash margins in California. Though the California market generally receives Brent-influenced pricing, California oil prices are also determined by local supply and demand dynamics, including third-party transportation and infrastructure capacity. In the first quarter of 2025, the average oil price was generally flat relative to the fourth quarter of 2024 and decreased relative to the first quarter of 2024. Oil prices (at spot) declined towards the end of the first quarter of 2025, with further declines into the second quarter of 2025. Spot oil price declines in the latter part of the first quarter also drove deterioration in the oil forward prices at March 31, 2025.
In October 2024, Phillips 66 announced plans to close its Wilmington refinery in Los Angeles in late 2025. Additionally, in April 2025, Valero announced plans to close its Benicia refinery in the San Francisco Bay Area by April 2026. Following the closure of these refineries, we expect California to have approximately 1.3 million barrels per day of remaining refining capacity, which is over four times the amount of crude oil produced in California in 2024. As a result, we do not currently expect the pending refinery closures to negatively impact our price realizations; however, additional refinery closures may could have an adverse impact on our ability to market our crude production in California.
Utah oil prices have historically traded at a discount to WTI. The oil is sold to local refineries that are designed for the oil's unique characteristics and transported via rail to other refiners, primarily in the Gulf Coast. We have high operational control of our existing acreage, which provides significant upside for additional vertical and/or horizontal development wells and recompletions. For the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, Utah had an average realized oil price of $56.20, $57.25 and $65.79, respectively, compared to an average Brent oil price of $74.98, $74.01 and $81.76 for the same periods.
Gas Prices
For our California steam operations, the price we pay for fuel gas purchases is generally based on the Northwest, Rocky Mountains index for purchases made in the Rockies and the SoCal Gas city-gate index for purchases made in California. We currently buy most of our gas in the Rockies. Now that we are purchasing a majority of our fuel gas in the Rockies, most of the purchases made in California use the SoCal Gas city-gate index, whereas prior to this shift the predominant index for California purchases was Kern, Delivered. The price from the Northwest, Rocky Mountain index was as high as $4.42 per mmbtu and as low as $3.36 per mmbtu in the first quarter of 2025. The price from the SoCal Gas city-gate index was as high as $4.96 per mmbtu and as low as $4.09 per mmbtu in the first quarter of 2025. Overall, on an unhedged basis, we paid an average of $4.35 per mmbtu in the first quarter of 2025 for our gas purchases which includes transportation costs. When including the hedging effects in our gas purchases, we paid $4.70, $4.38 and $5.03 per mmbtu in the first quarter of 2025, the fourth quarter of 2024, and the first quarter of 2024, respectively.

The price of our gas sales is generally based on the Northwest, Rocky Mountains index, as selling at the same index as fuel gas purchases provides a natural hedge for gas purchases. In the first quarter of 2025, our Utah operations had an average realized gas price of $3.95, compared to an average Northwest, Rocky Mountains gas price of $3.88, which was a 102% realization. In the three months ended December 31, 2024 and March 31, 2024, Utah had an average realized gas price of $3.47, and $3.76, compared to an average Northwest, Rocky Mountains gas price of $3.09, or 112% realization, and $3.41, or 110% realization, respectively.

Natural gas prices and differentials are strongly affected by local market fundamentals, availability of transportation capacity from producing areas and seasonal impacts. Our key exposure to gas prices is in our costs. We purchase substantially more natural gas for our California steamfloods and cogeneration facilities than we produce and sell in the Rockies. We purchase most of our gas in the Rockies and transport it to our California operations using our Kern River pipeline capacity. Beginning in 2025, we purchased approximately 43,000 mmbtu/d in the Rockies (48,000 mmbtu/d prior to this change), with the remaining volumes purchased in California markets. Gas volumes purchased in California fluctuate and averaged 4,000 mmbtu/d in the first quarter of 2025, 3,000 mmbtu/d in the fourth quarter of 2024 and 5,000 mmbtu/d in the first quarter of 2024. The natural gas we purchase in the Rockies is shipped to our operations in California to help limit our exposure to California fuel gas purchase price fluctuations. We strive to further minimize the variability of our fuel gas costs for our steam operations by hedging a significant portion of our gas purchases. Additionally, the negative impact of higher gas prices on our California operating expenses is partially offset by higher gas sales for the gas we produce and sell in the Rockies. The Kern River pipeline capacity allows us to purchase and sell natural gas at the same pricing indices.

We seek to mitigate a substantial portion of the gas purchase price exposure for our cogeneration plants by selling excess electricity from our cogeneration operations to third parties at prices linked to the price of natural gas. Aside from the impact gas prices have on electricity prices, these sales are generally higher in the summer months as they include seasonal capacity amounts. Gas prices increased in the first quarter of 2025 compared to the fourth quarter of 2024. Our hedging strategy coupled with our midstream access to gas from the Rockies helps us mitigate the impact of high natural gas prices on our cost structure.

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
Regulatory Matters
Like other companies in the oil and gas industry, our business is subject to complex and stringent federal, state and local laws and regulations, and California, where most of our operations and assets are located, is one of the most heavily regulated states in the United States with respect to oil and gas operations. Federal, state and local agencies may assert overlapping authority to regulate in these areas. For additional information about the potential impact that government regulations, including those regarding environmental matters, may have upon our business, operations, capital expenditures, earnings and competitive position, please see Part I, Item 1 “Regulatory Matters,” as well as Part I, Item 1A. “Risk Factors” in our Annual Report.
Permitting Update
Over the last few years, a number of developments at both the California state and local levels have resulted in significant delays in the issuance of permits to drill new oil and gas wells in Kern County, where all of our California assets are located. We have secured all of the permits necessary to execute our 2025 operating plan, as well as to support drilling and workover activity into 2026. It is possible that future permitting delays could adversely impact our plans in 2026 and beyond, and the inability to secure the permits and other approvals (on a timely basis or at all) required to develop our assets could adversely impact our business and results of operations. For additional information regarding well permitting with respect to our California operations, see Part I, Item 1 “Regulatory Matters” in our Annual Report.

Executive Orders Relating to Energy Production
Since being sworn into office, President Trump has issued numerous Executive Orders aimed to increase oil production and decrease commodity prices. For example, President Trump declared a “national energy emergency” in early January 2025, and gave the executive branch more power to expedite approvals for energy resource infrastructure (including oil and gas). Additionally, President Trump’s “Unleashing American Energy” Executive Order incorporated numerous provisions aimed at unburdening and removing impediments to the development of various domestic energy resources, such as oil and gas. More recently, in April 2025, President Trump signed an Executive Order that, among other matters, directed the U.S. Attorney General to investigate certain state laws that may adversely impact the development of energy resources, including state laws relating to climate change, environmental, social and governance initiatives, and funds collecting carbon penalties and/or taxes. We cannot predict what impact this Executive Order or others may ultimately have on our operations or state and local laws and regulations relating to oil and gas and climate change.
Inflation
The Company, similar to other companies in our industry, has experienced inflationary pressures on our costs over the past few years which has resulted in increases to the costs of our goods, services and personnel, which in turn, have caused our capital expenditures and operating costs to rise since 2021. During the first quarter of 2025, inflation rates continued to stabilize and decrease following a trend of increasing inflation that began in the middle of 2023; however, there are concerns that the implementation of tariffs, if sustained, may cause additional inflationary pressure. We are unable to predict if such inflationary pressures and contributing factors will continue through the remainder of 2025. We will continue to monitor cost trends that could have an impact on our capital expenditures and operating costs.

Our Capital Program
For the three months ended March 31, 2025, our total capital expenditures were approximately $28 million, including capitalized overhead and interest and excluding acquisitions and asset retirement spending. E&P and corporate expenditures were approximately $28 million and for the three months ended March 31, 2025 (which excludes well servicing and abandonment services capital of less than $1 million). Approximately 60% and 40% of these capital expenditures were directed to California and Utah operations, respectively. During the first three months of 2025 we drilled 12 wells in California and two horizontal wells in Utah, and commenced drilling a third horizontal well in Utah. We completed drilling the third and a fourth horizontal well in Utah during the second quarter of 2025, and all four horizontal wells are expected to be brought online in the third quarter of 2025.
Our 2025 capital expenditure budget for E&P operations, CJWS and corporate activities is expected to be between $110 to $120 million. Total capital expenditures were approximately $102 million in 2024. We intend for our total 2025 production volume to be generally consistent with 2024, and we currently anticipate approximately 93% of our production will be oil, consistent with 2024. Our 2025 E&P capital program proportionally allocates more capital to our Utah development opportunities than in prior years, as we are investing in opportunities to de-risk increased horizontal development in our Uinta Basin assets. We currently plan to direct approximately 40% of our 2025 planned capital expenditures (excluding CJWS) to Utah, compared to 25% in 2024. Our 2025 California drilling campaign is expected to be comprised of sidetracks (primarily in our thermal diatomite assets), and in Utah our plans are focused on drilling a four-well horizontal pad (the drilling of which was completed in the second quarter of 2025, with first production expected in the third quarter of 2025). We also may participate in non-operated horizontal wells on properties adjacent to ours. Based on current commodity prices and our drilling success rate to date, we expect to be able to fund the remainder of our 2025 capital program from cash flow from operations. Please see “—Regulatory Matters” in this Quarterly Report, as well as in our Annual Report, for additional discussion of the laws and regulations that impact our ability to drill and develop our assets.
Exclusive of the capital expenditures noted above, for the full year 2025, we currently expect to spend approximately $14 million to $20 million on plugging and abandonment activities, most of which is planned to meet our annual requirements under California’s idle well regulations. In 2024, we spent approximately $15 million on plugging and abandonment activities, most of which was to meet our annual requirements under California idle well regulations. We spent approximately $5 million for plugging and abandonment activities in the three months ended March 31, 2025.
For information about the potential risks related to our capital program, see Part I, Item IA. “Risk Factors” in our Annual Report.

Production and Prices
The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Average daily production:(1)
Oil (mbbl/d)	23.0	24.3	23.8
Natural Gas (mmcf/d)	7.9	8.4	7.9
NGL (mbbl/d)	0.4	0.4	0.3
Total (mboe/d)(2)	24.7	26.1	25.4
Total Production:
Oil (mbbl)	2,072	2,230	2,161
Natural gas (mmcf)	713	775	723
NGLs (mbbl)	34	41	28
Total (mboe)(2)	2,225	2,400	2,310
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$69.48	$69.08	$75.31
Effects of scheduled derivative settlements ($/bbl)	$0.08	$1.64	$(2.17)
Oil with hedges ($/bbl)	$69.56	$70.72	$73.14
Natural gas ($/mcf)	$3.95	$3.47	$3.76
NGL ($/bbl)	$30.56	$29.67	$29.60
Average Benchmark prices:
Oil (bbl) – Brent	$74.98	$74.01	$81.76
Oil (bbl) – WTI	$71.51	$70.33	$77.02
Natural gas (mmbtu) – SoCal Gas city-gate(3)	$4.50	$3.57	$4.21
Natural gas (mmbtu) – Northwest, Rocky Mountains(4)	$3.88	$3.09	$3.41
Natural gas (mmbtu) – Henry Hub(4)	$4.14	$2.44	$2.15
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the three months ended March 31, 2025, the average prices of Brent oil and Henry Hub natural gas were $74.98 per bbl and $4.14 per mmbtu.
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

The following table sets forth average daily production by operating area for the periods indicated:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Average daily production (mboe/d):(1)
California	20.4	21.8	21.3
Utah	4.3	4.3	4.1
Total average daily production	24.7	26.1	25.4
__________
(1)    Production represents volumes sold during the period.

Our average daily production decreased 5%, or 1.4 mboe/d, for the three months ended March 31, 2025, compared to the three months ended December 31, 2024. Our California production was 20.4 mboe/d for the first quarter of 2025, a decrease of 6% or 1.4 mboe/d from the fourth quarter of 2024, mostly due to the impact from our sidetrack drilling activity that required temporary production curtailment in certain of our thermal diatomite properties. Utah production was consistent quarter-over-quarter at 4.3 mboe/d.

Our average daily production decreased 3%, or 0.7 mboe/d, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. California production was 20.4 mboe/d for the first quarter of 2025, 0.9 mboe/d lower than the first quarter of 2024 mostly due to the impact from our sidetrack drilling activity as discussed above, and to a lesser extent lower than expected recovery from one of our non-thermal diatomite California fields, partially offset by 0.3 mboe/d higher production from Round Mountain. Utah production increased 0.2 mboe/d with our non-operated horizontal wells higher by 0.5 mboe/d compared to the first quarter in 2024, partially offset by natural decline of our operated Uinta wells.

Results of Operations
Three Months Ended March 31, 2025 compared to Three Months Ended December 31, 2024.

	Three Months Ended
	March 31, 2025	December 31, 2024	$ Change	% Change
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$147,862	$157,957	$(10,095)	(6)%
Service revenue(1)	23,664	23,554	110	—%
Electricity sales	4,967	3,262	1,705	52%
Gains (losses) on oil and gas sales derivatives	5,475	(5,730)	11,205	n/a
Marketing and other revenues	683	36	647	>100%
Total revenues and other	$182,651	$179,079	$3,572	2%
__________
(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $30 million and $29 million and the intercompany elimination was $6 million for the quarters ended March 31, 2025 and December 31, 2024, respectively.
Revenues and Other
Oil, natural gas and NGL sales decreased by $10 million, or 6%, to approximately $148 million for the three months ended March 31, 2025, compared to the three months ended December 31, 2024. The decrease included $11 million lower oil volumes impacted by temporary curtailment in certain of our thermal diatomite properties and was partially offset by a $1 million increase in oil prices during the first half of the first quarter.
Service revenue consisted entirely of revenue from the well servicing and abandonment services business, excluding intercompany amounts. Service revenue was flat at $24 million for the three months ended March 31, 2025, compared to the three months ended December 31, 2024.
Electricity sales represent sales to utilities and increased $2 million to $5 million for the three months ended March 31, 2025, compared to the three months ended December 31, 2024, due to higher operating rates and higher resource adequacy payments for our cogeneration facilities.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement gains for the three months ended March 31, 2025 and December 31, 2024 were less than $1 million and $7 million, respectively. This quarter-over-quarter decrease in settlement gains was primarily due to lower fixed prices relative to settlement prices in the first quarter 2025. The mark-to-market non-cash gain for the three months ended March 31, 2025, was $5 million compared to a loss of $13 million for the three months ended December 31, 2024. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).

	Three Months Ended		$ Change	% Change
	March 31, 2025	December 31, 2024
	(in thousands)
Expenses and other:
Lease operating expenses	$57,282	$55,763	$1,519	3%
Costs of services(1)	20,825	20,907	(82)	—%
Electricity generation expenses	1,209	1,523	(314)	(21)%
Transportation expenses	939	1,122	(183)	(16)%
Marketing expenses	292	—	292	100%
General and administrative expenses	20,305	18,389	1,916	10%
Depreciation, depletion and amortization	40,392	43,579	(3,187)	(7)%
Impairment of oil and gas properties	157,910	—	157,910	100%
Taxes, other than income taxes	9,240	8,498	742	9%
(Gains) losses on natural gas purchase derivatives	(5,691)	7,883	(13,574)	n/a
Other operating expense (income)	401	3,763	(3,362)	89%
Losses on debt retirement	—	7,066	(7,066)	100%
Total expenses and other	303,104	168,493	134,611	80%
Other expenses:
Interest expense	(15,172)	(10,859)	(4,313)	40%
Other, net	272	136	136	100%
Total other expenses	(14,900)	(10,723)	(4,177)	39%
Loss before income taxes	(135,353)	(137)	(135,216)	>100%
Income tax (benefit) expense	(38,673)	1,622	(40,295)	n/a
Net loss	$(96,680)	$(1,759)	$(94,921)	>100%
Adjusted EBITDA(2)	$68,450	$81,780	$(13,330)	(16)%
Adjusted Net Income(2)	$9,370	$16,531	$(7,161)	(43)%
__________
(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, costs of services was $27 million and $26 million and the intercompany elimination was $6 million and $5 million for the three months ended March 31, 2025 and December 31, 2024, respectively.
(2)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.

Expenses
Lease operating expenses, which do not include the effects of gas purchase hedges, increased 3% or $2 million to $57 million in the first quarter of 2025 when compared to the fourth quarter of 2024, primarily due to higher well servicing activity. Natural gas (fuel) costs for our California steam generation facilities were flat compared to the fourth quarter of 2024 as higher prices were offset by fewer volumes purchased.
Costs of services consisted entirely of costs from the well servicing and abandonment services business, excluding intercompany amounts. Cost of services were $21 million in both the first quarter of 2025 and the fourth quarter of 2024.
Electricity generation expenses were lower by less than $1 million in the three months ended March 31, 2025 compared to the three months ended December 31, 2024.

Natural gas purchase derivatives for the three months ended March 31, 2025, resulted in a gain of $6 million, mostly due to $7 million mark-to-market valuation gains, partially offset by $1 million of settlement losses. Natural gas derivatives in the fourth quarter of 2024 resulted in a $8 million loss, which included a $5 million mark-to-market valuation loss and a $3 million settlement loss. Quarter-over-quarter settlement losses decreased due to higher average settlement prices in the March quarter compared to those in the December quarter.
General and administrative expenses were $20 million for the three months ended March 31, 2025, compared to $18 million for the three months ended December 31, 2024. Amounts in each of these periods included $2 million in non-cash stock compensation.
Adjusted General and Administrative Expenses, which exclude non-cash stock compensation expense and non-recurring costs, increased $2 million primarily due to higher employee-related expenses and professional services in the three months ended March 31, 2025, compared to the three months ended December 31, 2024. See “—Non-GAAP Financial Measures” for a reconciliation of general and administrative expenses, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted General and Administrative Expenses.
DD&A decreased $3 million for the three months ended March 31, 2025, compared to the three months ended December 31, 2024 primarily due to lower production.
Impairment of Oil and Gas Properties
As a result of operating evaluations, market volatility and price declines we recorded a non-cash pre-tax asset impairment charge of $158 million ($113 million after-tax) on one of our non-thermal diatomite proved properties in California for the three months ended March 31, 2025. For information regarding Impairment of Oil and Gas Properties, see “Note 10—Oil and Natural Gas Properties” in the notes to condensed consolidated financial statements in Part I, Item 1. “Financial Statements” in this Quarterly Report.
Taxes, Other Than Income Taxes

	Three Months Ended		$ Change	% Change
	March 31, 2025	December 31, 2024
	(per boe)
Severance taxes	$2.13	$1.62	$0.51	31%
Ad valorem and property taxes	2.14	1.15	0.99	86%
Greenhouse gas allowances and other emission costs	(0.12)	0.77	(0.89)	>100%
Total taxes other than income taxes	$4.15	$3.54	$0.61	17%
Taxes, other than income taxes, increased in the three months ended March 31, 2025 by $0.61 per boe, or 17%, to $4.15. The increase included higher ad valorem and severance taxes driven by supplemental taxes, partially offset by lower GHG cost due to lower mark-to-market prices.

Other Operating (Income) Expenses
For the three months ended March 31, 2025, other operating income was less than $1 million and included a sale of assets. For the three months ended December 31, 2024, other operating expense was approximately $4 million and included approximately $3 million of prior period insurance true-ups in the fourth quarter of 2024.
Loss on Debt Retirement
For the three months ended March 31, 2025, we had no loss on debt retirement. For the three months ended December 31, 2024, loss on debt retirement was $7 million and includes expenses related to the retirement of our former debt facilities, as well as financing activities we terminated upon successful completion of the 2024 Term Loan and the 2024 revolver.
Interest Expense
Interest expense increased $4 million for the three months ended March 31, 2025, compared to the three months ended December 31, 2024, due to a higher interest rate associated with our borrowings and increased amortization of deferred financing costs.
Income Taxes
Our effective tax rate was 29% for the three months ended March 31, 2025, compared to approximately 31% for the year ended December 31, 2024. The rate in both periods included the impact of tax credits generated and the impact of nondeductible compensation and other permanent items.
Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024.

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$147,862	$166,318	$(18,456)	(11)%
Service revenue(1)	23,664	31,683	(8,019)	(25)%
Electricity sales	4,967	4,243	724	17%
Gains (losses) on oil and gas sales derivatives	5,475	(71,200)	76,675	n/a
Marketing and other revenues	683	5,036	(4,353)	(86)%
Total revenues and other	$182,651	$136,080	$46,571	34%
__________
(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $30 million and $35 million and the intercompany elimination was $6 million and $4 million for the quarters ended March 31, 2025 and 2024, respectively.
Revenues and Other
Oil, natural gas and NGL sales decreased $18 million, or 11%, to approximately $148 million for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024. The decrease in revenue was driven by $12 million lower oil prices and $6 million lower oil volumes that were impacted by temporary curtailment in certain of our thermal diatomite properties due to our sidetrack drilling activity, and to a less extent lower than expected recovery from one of our non-thermal diatomite California fields.
Service revenue (excluding intercompany amounts) decreased by $8 million, or 25%, to $24 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to decreases in activity and rates in the first quarter of 2025.

Electricity sales represent sales to utilities and were slightly higher at $5 million for the three months ended March 31, 2025, primarily due to higher operating volumes and resource adequacy payments when compared to the three months ended March 31, 2024.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Settlement gains for the three months ended March 31, 2025 were less than $1 million compared to losses of $5 million for the three months ended March 31, 2024. Settlement gains in the first quarter of 2025 were driven by a higher average fixed price relative to average settlement prices. Notional volumes were 15 mbbl/d in the first quarter of 2025 compared to 17 mbbl/d in the first quarter of 2024. The mark-to-market non-cash gains for the three months ended March 31, 2025 were $5 million compared to $67 million losses for the three months ended March 31, 2024. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).
Marketing and other revenues, which typically includes third-party gas marketing and processing revenue as well as revenue from gas we purchased in the Rockies and sold into the California market, was less than $1 million in the three months ended March 31, 2025, $4 million lower than the same period in 2024 due to less gas marketing activity.

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
	(in thousands)
Expenses and other:
Lease operating expenses	$57,282	$61,276	$(3,994)	(7)%
Costs of services(1)	20,825	27,304	(6,479)	(24)%
Electricity generation expenses	1,209	1,093	116	11%
Transportation expenses	939	1,059	(120)	(11)%
Marketing expenses	292	4,390	(4,098)	(93)%
Acquisition costs(2)	—	2,617	(2,617)	(100)%
General and administrative expenses	20,305	20,234	71	—%
Depreciation, depletion and amortization	40,392	42,831	(2,439)	(6)%
Impairment of oil and gas properties	157,910	—	157,910	100%
Taxes, other than income taxes	9,240	15,689	(6,449)	(41)%
(Gains) losses on natural gas purchase derivatives	(5,691)	4,481	(10,172)	n/a
Other operating expense (income)	401	(133)	534	>100%
Total expenses and other	303,104	180,841	122,263	68%
Other expenses:
Interest expense	(15,172)	(9,140)	(6,032)	66%
Other, net	272	(83)	355	>100%
Total other expenses	(14,900)	(9,223)	(5,677)	62%
Loss before income taxes	(135,353)	(53,984)	(81,369)	>100%
Income tax benefit	(38,673)	(13,900)	(24,773)	n/a
Net loss	$(96,680)	$(40,084)	$(56,596)	>100%
Adjusted EBITDA(3)	$68,450	$68,534	$(84)	—%
Adjusted Net Income(3)	$9,370	$10,910	$(1,540)	(14)%
__________

(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, costs of services was $27 million and $31 million and the intercompany elimination was $6 million and $4 million for the quarters ended March 31, 2025 and March 31, 2024, respectively.
(2)    Includes legal and other professional expenses related to various transactions activities.
(3)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.

Expenses
Lease operating expenses, which do not include the effects of gas purchase hedges, decreased 7% or $4 million to $57 million for the first quarter of 2025 when compared to the first quarter of 2024. Non-fuel lease operating expense decreased $2 million in the first quarter of 2025 due to lower outside services and power costs. Additionally, there was a $2 million decrease in natural gas (fuel) costs for our California steam generation facilities, which includes a $6 million dollar decrease in volumes purchased as a result of our cost savings initiatives to reduce steam, partially offset by a $4 million increase in fuel prices.
Cost of services (excluding intercompany amounts) decreased $6 million, or 24%, to $21 million for the first quarter of 2025 compared to the same period in 2024 primarily due to cost savings in response to lower activity.
Natural gas purchase derivatives in the three months ended March 31, 2025, resulted in a gain of $6 million, mostly due to $7 million mark-to-market valuation gains, partially offset by $1 million of settlement losses. Natural gas purchase derivatives in the same period of 2024 consisted primarily of $4 million settlement losses, which resulted from lower average settlement price than the average fixed price of settled positions.
Marketing expenses, which typically includes third-party gas marketing and processing revenue as well as revenue from gas we purchased in the Rockies and sold into the California market, was less than $1 million in the three months ended March 31, 2025, $4 million lower than the same period in 2024 due to less gas marketing activity.
There were no acquisition costs for the three months ended March 31, 2025, compared to $3 million in the three months ended March 31, 2024, which included legal and other professional expenses related to various transaction activities.
General and administrative expenses were $20 million for each of the three months ended March 31, 2025, and 2024. For the three months ended March 31, 2025, general and administrative expenses had $2 million in non-cash stock compensation expense compared to less than $1 million for March 31, 2024. We had no non-recurring costs for the three months ended March 31, 2025, and $1 million in the three months ended March 31, 2024.
Adjusted General and Administrative Expenses, which exclude non-cash stock compensation expense and non-recurring costs were flat for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. See “—Non-GAAP Financial Measures” for a reconciliation of general and administrative expenses, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted General and Administrative Expenses.
DD&A decreased $2 million, or 6%, to $40 million in the three months ended March 31, 2025, primarily due to lower production when compared to the three months ended March 31, 2024.
Impairment of Oil and Gas Properties
As a result of operating evaluations, market volatility and price declines we recorded a non-cash pre-tax asset impairment charge of $158 million ($113 million after-tax) on one of our non-thermal diatomite proved properties in California for the three months ended March 31, 2025. For information regarding Impairment of Oil and Gas Properties, see “Note 10—Oil and Natural Gas Properties” in the notes to condensed consolidated financial statements in Part I, Item 1. “Financial Statements” in this Quarterly Report.

Taxes, Other Than Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
	(per boe)
Severance taxes	$2.13	$1.67	$0.46	28%
Ad valorem and property taxes	2.14	2.51	(0.37)	(15)%
Greenhouse gas allowances and other emission costs	(0.12)	2.61	(2.73)	>100%
Total taxes other than income taxes	$4.15	$6.79	$(2.64)	(39)%

Taxes, other than income taxes decreased in the three months ended March 31, 2025, by 39% to $4.15 per boe primarily due to GHG allowance expense driven by lower mark-to-market prices in the first quarter of 2025 compared to the same period in 2024.
Other Operating (Income) Expenses
Other income was not material for the three months ended March 31, 2025 and 2024.
Interest Expense
Interest expense increased $6 million in the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, to a higher interest rate associated with our borrowings and increased amortization of deferred financing costs.
Income Taxes
Our effective tax rate was approximately 29% for the three months ended March 31, 2025 compared to approximately 26% for the three months ended March 31, 2024. The rate in both periods included the impact of tax credits generated and the impact of nondeductible compensation and other permanent items.

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
We define Adjusted EBITDA as earnings before interest expense; income taxes; depreciation, depletion, and amortization; derivative gains or losses net of cash received or paid for scheduled derivative settlements; impairments; stock compensation expense; and unusual and infrequent items. Our management believes Adjusted EBITDA provides useful information in assessing our financial condition, results of operations and cash flows and is widely used by the industry and the investment community. The measure also allows our management to more effectively evaluate our operating performance and compare the results between periods without regard to our financing methods or capital structure. We also use Adjusted EBITDA in planning our capital expenditure allocation to sustain production levels and to determine our strategic hedging needs aside from the hedging requirements of the 2024 Term Loan and 2024 Revolver.
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

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
	(in thousands)
Adjusted EBITDA reconciliation:
Net loss	$(96,680)	$(1,759)	$(40,084)
Add (Subtract):
Interest expense	15,172	10,859	9,140
Income tax (benefit) expense	(38,673)	1,622	(13,900)
Depreciation, depletion and amortization	40,392	43,579	42,831
Impairment of oil and gas properties	157,910	—	—
(Gains) losses on derivatives	(11,166)	13,613	75,681
Net cash (paid) received for scheduled derivative settlements	(1,312)	722	(9,094)
Other operating expense (income)	401	3,763	(133)
Stock compensation expense	2,406	2,315	385
Acquisition costs(1)	—	—	2,617
Non-recurring costs(2)	—	—	1,091
Losses on debt retirement(3)	—	7,066	—
Adjusted EBITDA	$68,450	$81,780	$68,534
__________
(1)    Includes legal and other professional expenses related to various transaction activities.
(2)    Non-recurring costs included cost savings initiatives.
(3)    Includes expenses related to the retirement of our former debt facilities, as well as financing activities we terminated upon successful completion of the 2024 Term Loan and 2024 Revolver.

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
	(in thousands)
Adjusted EBITDA reconciliation:
Net cash provided by operating activities	$45,872	$41,361	$27,273
Add (Subtract):
Cash interest payments	13,459	14,129	15,256
Cash income tax payments	66	651	—
Acquisition costs(1)	—	—	2,617
Non-recurring costs(2)	—	—	1,091
Changes in operating assets and liabilities - working capital(3)	9,265	13,535	22,543
Other operating (income) expenses - cash portion(4)	(212)	7,664	(246)
Losses on debt retirement - cash portion(5)	—	4,440	—
Adjusted EBITDA	$68,450	$81,780	$68,534
__________
(1)    Includes legal and other professional expenses related to various transaction activities.
(2)    Non-recurring costs included cost savings initiatives.
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

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by operating activities	$45,872	$41,361	$27,273
Capital expenditures	(28,389)	(17,217)	(16,936)
Free Cash Flow	$17,483	$24,144	$10,337

The following table presents a reconciliation of the GAAP financial measures of net income (loss) and net income (loss) per share — diluted to the non-GAAP financial measures of Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per share — diluted for each of the periods indicated.

	Three Months Ended
	March 31, 2025		December 31, 2024		March 31, 2024
	(in thousands)	per share - diluted	(in thousands)	per share - diluted	(in thousands)	per share - diluted
Adjusted Net Income (Loss) reconciliation:
Net loss	$(96,680)	$(1.25)	$(1,759)	$(0.02)	$(40,084)	$(0.52)
Add (Subtract):
(Gains) losses on derivatives	(11,166)	(0.14)	13,613	0.18	75,681	0.98
Net cash (paid) received for scheduled derivative settlements	(1,312)	(0.02)	722	0.01	(9,094)	(0.12)
Other operating expenses (income)	401	—	3,763	0.04	(133)	—
Impairment of oil and gas properties	157,910	2.04	—	—	—	—
Acquisition costs(1)	—	—	—	—	2,617	0.03
Non-recurring costs(2)	—	—	—	—	1,091	0.02
Losses on debt retirement(3)	—	—	7,066	0.09	—	—
Total additions, net	145,833	1.88	25,164	0.32	70,162	0.91
Income tax (expense) of adjustments(4)	(39,783)	(0.51)	(6,874)	(0.09)	(19,168)	(0.25)
Adjusted Net Income	$9,370	$0.12	$16,531	$0.21	$10,910	$0.14

Basic EPS on Adjusted Net Income	$0.12		$0.21		$0.14
Diluted EPS on Adjusted Net Income	$0.12		$0.21		$0.14

Weighted average shares of common stock outstanding - basic	77,196		76,939		76,254
Weighted average shares of common stock outstanding - diluted	77,371		77,213		77,373
__________
(1)    Includes legal and other professional expenses related to various transaction activities.
(2)    Non-recurring costs included cost savings initiatives.
(3)    Includes expenses related to the retirement of our former debt facilities, as well as financing activities we terminated upon successful completion of the 2024 Term Loan and the 2024 Revolver.
(4)    The federal and state statutory rates were utilized for all periods presented.

The following table presents a reconciliation of the GAAP financial measure of general and administrative expenses to the non-GAAP financial measure of Adjusted General and Administrative Expenses for each of the periods indicated.

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
	(in thousands)
Adjusted General and Administrative Expense reconciliation:
General and administrative expenses	$20,305	$18,389	$20,234
Subtract:
Non-cash stock compensation expense (G&A portion)	(2,005)	(2,064)	(200)
Non-recurring costs(1)	—	—	(1,091)
Adjusted general and administrative expenses	$18,300	$16,325	$18,943

Well servicing and abandonment services segment	$2,300	$2,015	$2,929

E&P segment, and corporate	$16,000	$14,310	$16,014
E&P segment, and corporate ($/boe)	$7.19	$5.96	$6.93

Total mboe	2,225	2,400	2,310
__________
(1)    Non-recurring costs included cost savings initiatives.
Overall, management assesses the efficiency of our E&P operations by considering core E&P operating costs. The substantial majority of such costs are our lease operating expenses (“LOE”) which includes fuel gas, purchased power, labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. A core component of our E&P operations in California is steam, which we use to lift heavy oil to the surface. The most significant cost component of generating steam is the fuel gas purchased to operate traditional steam generators and our cogeneration facilities.
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

	Three months ended
	March 31, 2025	December 31, 2024	March 31, 2024
	(in thousands)
Energy LOE - unhedged	$26,323	$27,597	$30,090
Non-energy LOE	30,959	28,166	31,186
Lease operating expenses(1)	57,282	55,763	61,276
Gas purchase hedges - realized	1,476	3,184	4,412
Lease operating expenses - hedged	$58,758	$58,947	$65,688

Energy LOE - unhedged	$26,323	$27,597	$30,090
Gas purchase hedges - realized	1,476	3,184	4,412
Energy LOE - hedged	$27,799	$30,781	$34,502

	Three months ended
	March 31, 2025	December 31, 2024	March 31, 2024
	(per boe)
Energy LOE - unhedged	$11.83	$11.50	$13.03
Non-energy LOE	13.91	11.74	13.50
Lease operating expenses(1)	25.74	23.24	26.53
Gas purchase hedges - realized	0.66	1.33	1.91
Lease operating expenses - hedged	$26.40	$24.57	$28.44

Energy LOE - unhedged	$11.83	$11.50	$13.03
Gas purchase hedges - realized	0.66	1.33	1.91
Energy LOE - hedged	$12.49	$12.83	$14.94
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

Liquidity and Capital Resources
As of March 31, 2025, we had liquidity of $120 million consisting of $39 million of cash, $49 million of available borrowing capacity and no borrowings outstanding under the 2024 Revolver, and approximately $32 million of available commitments with no borrowings outstanding under the Delayed Draw Term Loan (defined below) provided under the 2024 Term Loan (as defined below). We also had $439 million in borrowings outstanding on our 2024 Term Loan at the end of the first quarter 2025.
We review the allocations of our Free Cash Flow from time to time based on then existing conditions and circumstances, including our earnings, financial condition, restrictions in financing agreements, business conditions and other factors. Our capital allocation approach prioritizes debt reduction in alignment with the covenants contained in the 2024 Term Loan and facilitates our operating strategy and business plans while enabling investment in development opportunities.
Free Cash Flow does not represent the total increase or decrease in our cash balance, and it should not be inferred that the entire amount of Free Cash Flow is available for dividends, debt or share repurchases, strategic acquisitions or other growth opportunities, or other discretionary expenditures, since we have non-discretionary expenditures that are not deducted from this measure. Free Cash Flow is a non-GAAP financial measure. See “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for a reconciliation of the GAAP financial measure of operating cash flow, our most directly comparable financial measure calculated and presented in accordance with GAAP, to the non-GAAP financial measure of Free Cash Flow.
We currently believe that our liquidity, capital resources and cash will be sufficient to conduct our business and operations and meet our obligations for at least the next 12 months. Based on current commodity prices and our development success rate to date, we expect to be able to fund the remainder of our 2025 capital program from cash flow from operations. In the longer term, if oil prices were to significantly decline and remain weak, we may not be able to continue to generate the same level of Free Cash Flow we are currently generating and our liquidity and capital resources may not be sufficient to conduct our business and operations until commodity prices recover. Please see Part I, Item 1A. “Risk Factors” in our Annual Report for a discussion of known material risks, many of which are beyond our control, that could adversely impact our business, liquidity, financial condition, and results of operations.
2024 Term Loan
On November 6, 2024, the Company entered into a Senior Secured Term Loan Credit Agreement (the “Original Term Loan Agreement”) among Berry Corp., as borrower, certain subsidiaries of Berry Corp., as guarantors, Breakwall Credit Management LLC, as administrative agent, and the lenders from time to time party thereto. On December 24, 2024, the parties entered into the First Amendment to the Original Term Loan Agreement (the “Term Loan Amendment”), which aligned certain terms with the 2024 Revolver. The Original Term Loan Agreement, as amended by the Term Loan Amendment, is referred to as the “2024 Term Loan.”
The 2024 Term Loan provides for (i) an initial term loan facility in aggregate principal amount of $450 million (the “Initial Term Loan”) and (ii) a delayed draw term loan facility with commitments in aggregate principal amount of up to $32 million (the “Delayed Draw Term Loan”) which is available for borrowing until December 24, 2026, subject to satisfaction of certain customary conditions precedent, as further set forth in the 2024 Term Loan. We borrowed $450 million under the Initial Term Loan on December 24, 2024, in part, to fund the redemption or repayment, as applicable, of $403 million of outstanding debt, to fund a portion of the costs and expenses associated with the execution of the 2024 Revolver and 2024 Term Loan, the termination of our former revolving debt facilities, and for other general corporate purposes. The commitments under the Delayed Draw Term Loan will be reduced, on a dollar-for-dollar basis, by any increase in the commitments under the 2024 Revolver.

As of March 31, 2025, we had $439 million of borrowings outstanding under the 2024 Term Loan and $32 million of available commitments and no borrowings outstanding under the Delayed Draw Term Loan. For additional information regarding the 2024 Term Loan and Delayed Draw Term Loan, see “Note 2—Debt” in the notes to condensed consolidated financial statements in Part I, Item 1. “Financial Statements” in this Quarterly Report.
2024 Revolver
On December 24, 2024, the Company entered into a Senior Secured Revolving Credit Agreement (the “2024 Revolver”) among Berry Corp., certain subsidiaries of Berry Corp., as guarantors, the lenders from time to time party thereto and Texas Capital Bank, as administrative agent. The 2024 Revolver provides for a revolving credit facility of up to the least of (i) the maximum commitments of $500 million, (ii) the then-effective borrowing base, which was equal to $95 million as of March 31, 2025, and (iii) the aggregate elected commitment amount, which was equal to $63 million as of March 31, 2025. The aggregate commitments under the 2024 Revolver include a $30 million sublimit for the issuance of letters of credit (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). The borrowing base will be redetermined by the lenders at least semi-annually on or about May 1 and November 1 of each year, beginning May 2025. We may increase elected commitments under the 2024 Revolver to the amount of our borrowing base with applicable lender approval. Any such increase above the elected commitments in effect as of December 26, 2024 will result in a dollar-for-dollar reduction in commitments under the 2024 Term Loan.
As of March 31, 2025, we had approximately $49 million of available borrowing capacity under the 2024 Revolver with $14 million of letters of credit and no borrowings outstanding. For additional information regarding the 2024 Revolver, see “Note 2—Debt” in the notes to condensed consolidated financial statements in Part I, Item 1. “Financial Statements” in this Quarterly Report..
Hedging
We have protected a significant portion of our anticipated cash flows through our commodity hedging program, including swaps, puts, calls and collars. We hedge crude oil and gas production to protect against oil and gas price decreases and we also hedge gas purchases to protect against price increases. We have also entered into gas transportation contracts in the Rockies to help reduce the price fluctuation exposure; however these do not qualify as hedges.
The 2024 Revolver and 2024 Term Loan each requires us to maintain commodity hedges as described in “Note 3—Derivatives” in the notes to condensed consolidated financial statements in Part I, Item 1. “Financial Statements” in this Quarterly Report.

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

As of May 2, 2025, we had the following crude oil production and gas purchases hedges.

	Q2 2025	Q3 2025	Q4 2025	FY 2026	FY 2027	FY 2028
Brent - Crude Oil production
Swaps
Hedged volume (bbls)	1,637,198	1,613,083	1,518,000	5,247,518	3,483,500	1,505,500
Hedged volume (mbbls) per day	18.0	17.5	16.5	14.4	9.5	4.1
Weighted-average price ($/bbl)	$74.35	$74.48	$75.28	$69.74	$69.72	$68.05
Collars
Hedged volume (bbls)	—	—	—	180,000	182,000	—
Hedged volume (mbbls) per day	—	—	—	0.5	0.5	—
Weighted-average ceiling ($/bbl)	$—	$—	$—	$81.36	$80.00	$—
Weighted-average floor ($/bbl)	$—	$—	$—	$60.00	$65.00	$—
NWPL - Natural Gas purchases(1)
Swaps
Hedged volume (mmbtu)	3,640,000	3,680,000	3,680,000	12,160,000	—	—
Hedged volume (mbbtu) per day	40.0	40.0	40.0	33.3	—	—
Weighted-average price ($/mmbtu)	$4.29	$4.29	$4.15	$3.93	$—	$—
__________
(1)    The term “NWPL” is defined as Northwest Rocky Mountain Pipeline and represents the index used for these gas purchase hedges.

Gains (losses) on Derivatives
A summary of gains and losses on the derivatives included on the statements of operations is presented below:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
	(in thousands)
Realized (losses) gains on commodity derivatives:
Realized gains (losses) on oil sales derivatives	$164	$7,173	$(4,682)
Realized (losses) on natural gas purchase derivatives	(1,476)	(3,184)	(4,412)
Total realized (losses) gains on derivatives	$(1,312)	$3,989	$(9,094)

Unrealized gains (losses) on commodity derivatives:
Unrealized gains (losses) on oil sales derivatives	$5,311	$(12,903)	$(66,518)
Unrealized gains (losses) on natural gas purchase derivatives	7,167	(4,699)	(69)
Total unrealized gains (losses) on derivatives	$12,478	$(17,602)	$(66,587)
Total gains (losses) on derivatives	$11,166	$(13,613)	$(75,681)

The following table summarizes the historical results of our hedging activities.

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Crude Oil (per bbl):
Realized sales price, before the effects of derivative settlements	$69.48	$69.08	$75.31
Effects of derivative settlements	0.08	1.64	(2.17)
Realized sales price, after the effects of derivative settlements	$69.56	$70.72	$73.14
Purchased Natural Gas (per mmbtu):
Purchase price, before the effects of derivative settlements	$4.35	$3.76	$4.11
Effects of derivative settlements	0.35	0.62	0.92
Purchase price, after the effects of derivatives settlements	$4.70	$4.38	$5.03
Cash Dividends
In the first quarter of 2025, our Board of Directors declared a cash dividend of $0.03 per share, which we paid in April 2025. On May 7, 2025, the Board of Directors declared a cash dividend of $0.03 per share, which is expected to be paid in May 2025.
The Company anticipates that it will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company’s future earnings, financial condition, capital requirements, and other factors.
Stock Repurchase Program
The manner, timing and amount of any purchases of the Company’s common stock will be determined based on our evaluation of market conditions, stock price, compliance with outstanding agreements and other factors. Purchases may be commenced or suspended at any time without notice and the share repurchase program does not obligate the Company to purchase shares during any period or at all. Any shares repurchased are reflected as treasury stock and any shares acquired will be available for general corporate purposes.
As of March 31, 2025, the Company’s remaining total share repurchase authority approved by the Board of Directors was $190 million. The Board of Directors’ authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions or by other means, subject to market conditions and other factors, up to the aggregate amount authorized by the Board of Directors. The Board of Directors’ authorization has no expiration date.
The Company did not repurchase any shares during the three months ended March 31, 2025. As of March 31, 2025, the Company had repurchased a total of 11.9 million shares, cumulatively, under the stock repurchase program for approximately $114 million in aggregate.
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

Net proceeds from the ATM Program can be used for general corporate purposes, which may include, among other things, paying or refinancing indebtedness, and funding acquisitions, capital expenditures and working capital.
During the three months ended March 31, 2025, the Company did not sell any shares of common stock under the ATM Program.
Statements of Cash Flows
The following is a comparative cash flow summary:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash:
Provided by operating activities	$45,872	$27,273
Used in investing activities	(19,770)	(18,661)
Used in financing activities	(16,876)	(9,990)
Net increase (decrease) in cash and cash equivalents	$9,226	$(1,378)
Operating Activities
Cash provided by operating activities increased for the three months ended March 31, 2025 by approximately $19 million when compared to the three months ended March 31, 2024. The increase was primarily related to a decrease in derivative settlements paid, lower taxes, other than income taxes (specifically GHG), and a decrease in lease operating expenses, partially offset by a decrease in revenue from lower oil prices and lower volumes, and a decrease in net margin from CJWS.
Investing Activities
The following provides a comparative summary of cash flows from investing activities:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Capital expenditures:
Capital expenditures	$(28,389)	$(16,936)
Changes in capital expenditures accruals	8,099	(957)
Acquisitions, net of cash received	—	(768)
Proceeds from sale of property and equipment and other	520	—
Net cash used in investing activities	$(19,770)	$(18,661)
Cash used in investing activities increased $1 million for the three months ended March 31, 2025 when compared to the same period in 2024, primarily due to increased capital expenditures mainly from drilling activity, partially offset by an increase in capital expenditure accruals.

Financing Activities
Cash used in financing activities increased approximately $7 million for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. Cash used for the three months ended March 31, 2025 included the first quarterly debt service payment on our 2024 Term Loan, fixed dividend payment, and shares withheld for payment of taxes on equity awards. Cash used for the three months ended March 31, 2024 included payments for the fixed and variable dividends and shares withheld for payment of taxes on equity awards, offset by borrowings on our credit facility.
Balance Sheet Analysis
The changes in our balance sheet from December 31, 2024 to March 31, 2025 are discussed below.

	March 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$39,002	$15,336
Restricted Cash	$260	$14,700
Accounts receivable, net	$74,718	$77,630
Derivative instruments assets - current and long-term	$21,980	$16,223
Other current assets	$35,371	$37,451
Property, plant & equipment, net	$1,153,711	$1,320,380
Deferred income taxes asset - long-term	$68,636	$26,779
Other noncurrent assets	$10,660	$9,187
Accounts payable and accrued expenses	$131,348	$133,809
Derivative instruments liabilities - current and long-term	$982	$7,703
Current portion of long-term debt, net	$45,000	$45,000
Income taxes payable	$6,099	$1,368
Long-term debt, net	$374,478	$384,633
Deferred income taxes liability - long-term	$—	$1,612
Asset retirement obligations - long-term	$184,114	$185,283
Other noncurrent liabilities	$30,849	$27,642
Stockholders’ equity	$631,468	$730,636
See “—Liquidity and Capital Resources” for discussions about the changes in cash and cash equivalents.
The $14 million decrease in restricted cash was due to the return of cash collateral for letters of credit which were replaced during the first quarter of 2025.
The $3 million decrease in accounts receivable was primarily due to decreased oil and gas sales between the two ending periods.
The $12 million increase in net derivative assets, which includes the derivative liability, is due to change in the derivative values and positions at the end of each period. Changes to mark-to-market derivative values at the end of each period result from differences in the forward curve prices relative to the contract fixed prices, changes in positions held and settlements received and paid throughout the periods.
The $2 million decrease in other current assets was primarily due to $2 million of collateral reclassified to other non-current assets and $1 million in material inventory reductions, offset by $1 million increase in prepaid expenses.
The $167 million decrease in property, plant and equipment was primarily due to $158 million in impairment, and year-to-date changes in accumulated depreciation of $38 million, offset by $28 million in capital investments.

The $43 million increase in net deferred income taxes assets - long term, which includes the deferred tax liability, was primarily due to the tax effect of the year-to-date book loss and the utilization of credit carryforwards.
The $2 million decrease in accounts payable and accrued expenses includes an annual royalty payment of $9 million and a $4 million reclass of GHG purchase obligations to noncurrent liabilities offset by an increase of $6 million in trade payables and accrued expenses compared to year end as well as an increase of $4 million in payables for taxes, other than income taxes.
The $5 million increase in income taxes payable was primarily due to the tax effect of the year-to-date taxable income for federal and state purposes.
The $10 million decrease in long-term debt, net largely reflects the payment of $11 million on our 2024 term loan offset by $1 million in amortization of the debt issuance costs.
The $1 million decrease in the long-term portion of the asset retirement obligations from $185 million at December 31, 2024 to $184 million at March 31, 2025 was due to $4 million of liabilities settled during the period offset by $3 million of accretion expense.
The $3 million increase in other noncurrent liabilities is mainly the reclassification of GHG purchase obligations from accounts payable and accrued expenses due to the timing of when these are due.
The $99 million decrease in stockholders’ equity was due to a net loss of $97 million, $4 million of common stock dividends, and $1 million of shares withheld for payment of taxes on equity awards, offset by $3 million of stock-based compensation.
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
We accrue for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. We have not recorded any reserve balances at March 31, 2025 and December 31, 2024. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of March 31, 2025, we are not aware of material indemnity claims pending or threatened against us.
Securities Litigation Matters
There have been no material updates to the securities litigation matters described in our Annual Report. See “Note 5, Commitments and Contingencies” in the notes to the consolidated financial statements in Part II—Item 8. “Financial Statements and Supplementary Data” in our Annual Report for details.

Contractual Obligations
The following is a summary of our commitments and contractual obligations as of March 31, 2025:

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Debt obligations:
2024 Revolver	$—	$—	$—	$—	$—
2024 Term Loan(1)	438,750	45,000	393,750	—	—
2024 Term Loan Interest(2)	132,336	49,210	83,126	—	—
Other:
Leases	5,420	2,184	2,947	289	—
Asset retirement obligations(3)	201,114	17,000	—	—	184,114
Off-Balance Sheet arrangements:(4)
Transportation and processing contracts(5)	76,557	12,090	21,473	17,631	25,363
GHG compliance purchase contracts(6)	21,843	21,843	—	—	—
Other purchase obligations(7)	17,100	8,400	8,700	—	—
Total contractual obligations	$893,120	$155,727	$509,996	$17,920	$209,477
__________
(1)    Represents principal repayments on the 2024 Term Loan.
(2)    Represents estimated interest related to the 2024 Term Loan, assuming the same interest rate as of March 31, 2025 and expected outstanding balance throughout the term.
(3)    Represents the estimated future asset retirement obligations on a discounted basis. We do not show the long-term asset retirement obligations by year as we are not able to precisely predict the timing of these amounts. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgements that are subject to revisions based on numerous factors, including the rate of inflation, changing technology, and changes to federal, state and local laws and regulations. See “Note 1—Basis of Presentation” in the notes to consolidated financial statements in Part II—Item 8. “Financial Statements and Supplementary Data” in our Annual Report for more information.
(4)    These commitments and contractual obligations are expected to be funded by our cash flow from operations.
(5)    Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure pipeline transportation of natural gas to market and between markets. Processing contracts consist of $1.6 million due over the course of the next year, with $0.3 million due in the subsequent one to three year period.
(6)    We have entered into contracts to purchase GHG compliance instruments totaling $22 million.
(7)    As of March 31, 2025, we have a total drilling commitment in California of $17.1 million. We are required to drill 57 wells consisting of 28 wells by December 2025 and the remaining 29 wells by December 2026.
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

Cautionary Note Regarding Forward-Looking Statements
The information in this Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can typically identify forward-looking statements by words such as “aim,” “anticipate,” “achievable,” “believe,” “budget,” “continue,” “could,” “effort,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar words that reflect the prospective nature of events or outcomes. All statements other than statements of historical fact included in this Quarterly Report that address plans, activities, events, objectives, goals, strategies or developments that we expect, believe or anticipate will or may occur in the future, such as those regarding our financial position, liquidity, cash flows, financial and operating results, capital program and development and production plans, operations and business strategy, potential acquisition and other strategic opportunities, reserves, hedging activities, capital expenditures, return of capital, future repurchases of stock or debt, capital investments, our ESG strategy and the initiation of new projects or business in connection therewith, recovery factors and other guidance, are forward-looking statements. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. For any such forward-looking statement that includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, sometimes materially. Material risks that may affect us are discussed in Part I, Item 1A. “Risk Factors” in our Annual Report and other filings with the Securities and Exchange Commission.
Factors that could cause actual results to differ from those expressed or implied in our forward-looking statements include, among others:
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
•volatility of oil, natural gas and NGL prices, including as a result of global tariffs, political instability, armed conflicts or economic sanctions;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2025, there have been no material changes in the information required to be provided under Item 305 of Regulation S-K included in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, except as discussed below.
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
At March 31, 2025, the fair value of our hedge positions was a net asset of approximately $21 million. A 10% increase in the oil and natural gas index prices above the March 31, 2025 prices would result in a net liability of approximately $66 million; conversely, a 10% decrease in the oil and natural gas index prices below the March 31, 2025 prices would result in a net asset of approximately $108 million. For additional information about derivative activity, see “Note 3—Derivatives” in the notes to the condensed consolidated financial statements in Part I, Item 1. “Financial Statements” of this Quarterly Report.
At March 31, 2025, the fair value of our emission allowances required by California’s cap-and-trade program was $5 million. A 10% increase or decrease in the market price would result in a change in expense by less than $1 million.
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

Item 4. Controls and Procedures
Our Chief Executive Officer and our Vice President, Chief Financial Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, they each concluded that our disclosure controls and procedures were effective as of March 31, 2025.
The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Vice President, Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2025 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings
We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.
Securities Litigation Matter
There have been no material changes in the information required to be provided under Item 103 of Regulation S-K included in Part I, Item 3. “Legal Proceedings” in our Annual Report.
Other Matters
On August 5, 2024, the Company received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency (“EPA”) and the Utah Department of Environmental Quality’s Division of Air Quality (“UDAQ”) alleging violations of the U.S. Clean Air Act and the Utah Air Conservation Act with respect to the standards of performance for stationary spark ignition internal combustion engines. We have engaged with the EPA and the UDAQ regarding this matter, and we are currently negotiating a Consent Agreement and Final Order to settle the matter. At this time, the Company is unable to reasonably estimate the amount of any civil penalty or the timing of the resolution of this matter, but we do not believe any civil penalty will have a material impact on our results of operations, financial position or cash flows.
For additional information regarding legal proceedings, see “Note 4—Commitments and Contingencies” in the notes to condensed consolidated financial statements in Part I, Item 1. “Financial Statements” in this Quarterly Report and “Note 5—Commitments and Contingencies” in the notes to consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our Annual Report.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading “Item 1A. Risk Factors” in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
The Company did not repurchase any shares during the three months ended March 31, 2025. As of March 31, 2025, the Company had repurchased a total of 11.9 million shares, cumulatively, under the stock repurchase program for approximately $114 million in aggregate, which is 15% of outstanding shares as of March 31, 2025.
As of March 31, 2025, the Company’s remaining total share repurchase authority approved by the Board of Directors was $190 million. The Board of Directors’ authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions or by other means, subject to market conditions and other factors, up to the aggregate amount authorized by the Board of Directors. The Board of Directors authorization has no expiration date.
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

Item 5. Other Information
During the quarter ended March 31, 2025, no director or Section 16 officer adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Exhibit Number	Description
1.1
Open Market Sales Agreement, dated as of March 13, 2025 by and among Berry Corporation (bry) and Jefferies LLC and Johnson Rice & Company L.L.C., as sales agents and/or principals (incorporated by reference to Exhibit 1.1 to the Company’s Annual Report on Form 10-K filed March 13, 2025)

3.1	Second Amended and Restated Certificate of Incorporation of Berry Petroleum Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 19, 2020)
3.2	Fourth Amended and Restated Bylaws of Berry Corporation (bry) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 31, 2023)
10.1†
Key Employee Agreement by and between Berry Corporation (bry) and Jeff Magids, effective January 21, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2025)

10.2†*	Berry Corporation (bry) 2022 Omnibus Incentive Plan - Form of Restricted Stock Unit Award Agreement for Non-Employee Directors
10.3†*	Berry Corporation (bry) 2022 Omnibus Incentive Plan - Form of Restricted Stock Unit Award Agreement for Executives (2025 and later)
10.4†*	Berry Corporation (bry) 2022 Omnibus Incentive Plan - Form of Performance-Based Restricted Stock Unit Award Agreement for Executives (2025 and later)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Data Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Berry Corporation (bry)
(Registrant)

Date:	May 8, 2025	/s/ Michael S. Helm
Michael S. Helm
Vice President, Chief Accounting Officer
(Principal Accounting Officer)