Form 10-Q
period 2025-06-30
Berry Corp (bry)
filed 2025-08-07
CIK 1705873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Shares of common stock outstanding as of July 31, 2025          77,601,401

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(in thousands, except share amounts)
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$19,728	$15,336
Restricted cash	250	14,700
Accounts receivable, net of allowance for doubtful accounts of $655 at June 30, 2025 and December 31, 2024	70,850	77,630
Derivative instruments	40,059	4,526
Other current assets	27,161	37,451
Total current assets	158,048	149,643
Noncurrent assets:
Oil and natural gas properties	2,057,912	1,975,456
Accumulated depletion and amortization	(947,312)	(735,304)
Total oil and natural gas properties, net	1,110,600	1,240,152
Other property and equipment	172,350	171,303
Accumulated depreciation	(106,872)	(91,075)
Total other property and equipment, net	65,478	80,228
Deferred income taxes	54,793	26,779
Derivative instruments	29,324	11,697
Other noncurrent assets	9,872	9,187
Total assets	$1,428,115	$1,517,686
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$145,393	$133,809
Derivative instruments	—	7,703
Current portion of long-term debt, net	45,000	45,000
Income taxes payable	534	1,368
Total current liabilities	190,927	187,880
Noncurrent liabilities:
Long-term debt, net	364,602	384,633
Deferred income taxes	—	1,612
Asset retirement obligations	179,976	185,283
Other noncurrent liabilities	27,669	27,642
Commitments and Contingencies - Note 4
Stockholders' equity:
Common stock ($0.001 par value; 750,000,000 shares authorized; 89,600,013 and 88,942,805 shares issued; and 77,596,202 and 76,938,994 shares outstanding, at June 30, 2025 and December 31, 2024, respectively)	90	89
Additional paid-in-capital	785,333	787,953
Treasury stock, at cost (12,003,811 shares at June 30, 2025 and December 31, 2024, respectively)	(113,768)	(113,768)
(Accumulated deficit) retained earnings	(6,714)	56,362
Total stockholders' equity	664,941	730,636
Total liabilities and stockholders' equity	$1,428,115	$1,517,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$125,637	$168,781	$273,499	$335,099
Services revenue	22,824	31,155	46,488	62,838
Electricity sales	4,886	3,691	9,853	7,934
Gains (losses) on oil and gas sales derivatives	56,423	(5,844)	61,898	(77,044)
Marketing and other revenues	308	1,851	991	6,887
Total revenues and other	210,078	199,634	392,729	335,714
Expenses and other:
Lease operating expenses	53,193	53,885	110,475	115,161
Costs of services	19,001	25,021	39,826	52,325
Electricity generation expenses	624	586	1,833	1,679
Transportation expenses	1,225	1,039	2,164	2,098
Marketing expenses	345	1,885	637	6,275
Acquisition costs	310	1,394	310	4,011
General and administrative expenses	20,270	18,881	40,575	39,115
Depreciation, depletion, and amortization	35,294	42,843	75,686	85,674
Impairment of oil and gas properties	—	43,980	157,910	43,980
Taxes, other than income taxes	12,957	12,674	22,197	28,363
Losses (gains) on natural gas purchase derivatives	3,130	2,642	(2,561)	7,123
Other operating expense (income)	1,365	(3,204)	1,766	(3,337)
Total expenses and other	147,714	201,626	450,818	382,467
Other (expenses) income:
Interest expense	(15,513)	(10,050)	(30,685)	(19,190)
Other, net	(59)	(53)	213	(136)
Total other expenses	(15,572)	(10,103)	(30,472)	(19,326)
Income (loss) before income taxes	46,792	(12,095)	(88,561)	(66,079)
Income tax expense (benefit)	13,188	(3,326)	(25,485)	(17,226)
Net income (loss)	$33,604	$(8,769)	$(63,076)	$(48,853)

Net income (loss) per share:
Basic	$0.43	$(0.11)	$(0.81)	$(0.64)
Diluted	$0.43	$(0.11)	$(0.81)	$(0.64)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Six-Month Period Ended June 30, 2024
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	(in thousands)
December 31, 2023	$88	$819,157	$(113,768)	$52,499	$757,976
Shares withheld for payment of taxes on equity awards and other	—	(5,257)	—	—	(5,257)
Stock-based compensation	—	616	—	—	616
Issuance of common stock	1	—	—	—	1
Dividends declared on common stock, $0.26/share	—	(24,408)	—	—	(24,408)
Net loss	—	—	—	(40,084)	(40,084)
March 31, 2024	$89	$790,108	$(113,768)	$12,415	$688,844
Stock-based compensation	—	2,118	—	—	2,118
Dividends declared on common stock, $0.12/share	—	(9,233)	—	—	(9,233)
Net loss	—	—	—	(8,769)	(8,769)
June 30, 2024	$89	$782,993	$(113,768)	$3,646	$672,960

	Six-Month Period Ended June 30, 2025
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	(in thousands)
December 31, 2024	$89	$787,953	$(113,768)	$56,362	$730,636
Shares withheld for payment of taxes on equity awards and other	—	(1,322)	—	—	(1,322)
Stock-based compensation	—	2,571	—	—	2,571
Issuance of common stock	1	—	—	—	1
Dividends declared on common stock, $0.03/share	—	(3,738)	—	—	(3,738)
Net loss	—	—	—	(96,680)	(96,680)
March 31, 2025	$90	$785,464	$(113,768)	$(40,318)	$631,468
Stock-based compensation	—	2,197	—	—	2,197
Dividends declared on common stock, $0.03/share	—	(2,328)	—	—	(2,328)
Net income	—	—	—	33,604	33,604
June 30, 2025	90	785,333	(113,768)	(6,714)	664,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash flows from operating activities:
Net loss	$(63,076)	$(48,853)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	75,686	85,674
Amortization of debt issuance costs	3,614	1,393
Impairment of oil and gas properties	157,910	43,980
Stock-based compensation expense	4,432	2,375
Deferred income taxes	(29,627)	(17,951)
Other operating expenses	1,589	44
Derivative activities:
Total (gains) losses	(64,459)	84,167
Cash settlements received (paid) on derivatives	3,596	(28,209)
Changes in assets and liabilities:
Decrease in accounts receivable	6,803	4,927
Decrease in other assets	8,691	5,849
Decrease in accounts payable and accrued expenses	(13,420)	(47,898)
(Decrease) increase in other liabilities	(17,229)	12,666
Net cash provided by operating activities	74,510	98,164
Cash flows from investing activities:
Capital expenditures:
Capital expenditures	(82,638)	(59,261)
Changes in capital expenditures accruals	28,186	4,147
Acquisitions, net of cash received	—	(6,033)
Proceeds from sale of property and equipment and other	520	—
Net cash used in investing activities	(53,932)	(61,147)
Cash flows from financing activities:
Repayments on 2024 term loan	(22,500)	—
Borrowings under 2024 revolver	70,000	—
Repayments on 2024 revolver	(70,000)	—
Borrowings under former revolving credit facility	—	342,500
Repayments on former revolving credit facility	—	(337,500)
Dividends paid on common stock	(6,066)	(33,641)
Shares withheld for payment of taxes on equity awards and other	(1,322)	(5,257)
Debt issuance cost	(748)	(1,266)
Net cash used in financing activities	(30,636)	(35,164)
Net (decrease) increase in cash and cash equivalents	(10,058)	1,853
Cash, cash equivalents and restricted cash:
Beginning	30,036	4,835
Ending	$19,978	$6,688
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes significant provisions, including favorable changes to bonus depreciation and the business interest limitation. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on our 2025 results of operations.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform with current period presentation. These reclassifications had no effect on the previously reported net income (loss), net income (loss) per share, operating cash flows, or statement of financial position.
Note 2—Debt
The following table summarizes our outstanding debt:

	June 30, 2025	December 31, 2024	Interest Rate	Maturity	Security
	(in thousands)
2024 Revolver	$—	$—	8.82% (2025)(1) 9.03% (2024)(1)	December 24, 2027	Mortgage on 90% of Present Value of proven oil and gas reserves and lien on certain other assets
2024 Term Loan	427,500	450,000	11.82% (2025) 11.84% (2024)	December 24, 2027	Mortgage on 90% of Present Value of proven oil and gas reserves and lien on certain other assets
Less: Debt Issuance/Original Issue Discount Costs	(17,898)	(20,367)
Current Portion of Debt	(45,000)	(45,000)
Long-Term Debt, net	$364,602	$384,633
__________
(1)    Rates at June 30, 2025 and December 31, 2024 represent borrowing rates using the SOFR one-month option.
Deferred Financing Costs
We incurred legal and bank fees related to the issuance of debt. At June 30, 2025 and December 31, 2024, debt issuance costs, net of amortization, for the 2024 Revolver (defined below) reported in “other noncurrent assets” on the balance sheet were approximately $3 million and $4 million, respectively. At June 30, 2025 and December 31, 2024, debt issuance costs, net of amortization, for the 2024 Term Loan (defined below) reported in “Long-Term Debt, net” on the balance sheet were approximately $18 million and $20 million, respectively.
For the three month periods ended June 30, 2025 and 2024, the amortization expense was approximately $2 million and $1 million, respectively. For the six month periods ended June 30, 2025 and 2024, the amortization expense was approximately $4 million and $1 million, respectively. The amortization of debt issuance costs is presented in “interest expense” on the condensed consolidated statements of operations.
Fair Value
Our debt is recorded at the carrying amount on the balance sheets. The carrying amount of the 2024 Revolver approximates fair value because the interest rates are variable and reflect market rates. The fair value of the 2024 Term Loan was approximately $428 million and $450 million at June 30, 2025 and December 31, 2024, respectively. The 2024 Revolver and 2024 Term Loan are Level 2 in the fair value hierarchy.
2024 Term Loan
On November 6, 2024, the Company entered into a Senior Secured Term Loan Credit Agreement (the “Original Term Loan Agreement”) among Berry Corp., as borrower, certain subsidiaries of Berry Corp., as guarantors, Breakwall Credit Management LLC, as administrative agent, and the lenders from time to time party thereto. On December 24, 2024, the Company entered into the First Amendment to the Credit Agreement, (the “Term Loan Amendment”) among the Company, as borrower, certain of the Company’s direct and indirect subsidiaries, as guarantors, the lenders party thereto and Breakwall Credit Management LLC, as administrative agent, which amended the Original Term Loan Agreement (the Original Term Loan Agreement, as amended by the Term Loan Amendment, the “2024 Term Loan”).
The 2024 Term Loan provides for (i) an initial term loan facility in the aggregate principal amount of $450 million (the “Initial Term Loan”) and (ii) a delayed draw term loan facility with commitments in an aggregate principal amount of up to $32 million (the “Delayed Draw Term Loan”) which is available for borrowing until December 24, 2026, subject to satisfaction of certain customary conditions precedent, as further set forth in the 2024 Term Loan. We borrowed $450 million under the Initial Term Loan on December 24, 2024 to fund the redemption or repayment, as applicable, of $403 million of outstanding debt; to fund a portion of the costs and expenses associated with the execution of the 2024 Revolver, 2024 Term Loan, and the termination of our former revolving debt facilities; and for other general corporate purposes. The commitments under the Delayed Draw Term Loan will be reduced, on a dollar-for-dollar basis, by any increase in the commitments under the 2024 Revolver. We had not borrowed any amounts under the Delayed Draw Term Loan as of June 30, 2025.
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
Loans under the 2024 Term Loan bear interest at a rate per annum equal to, at our option, either (a) a customary base rate (subject to a floor of 4.00%) plus an applicable margin of 6.50% or (b) a term SOFR reference rate (subject to a floor of 3.00%) plus an applicable margin of 7.50%. Interest on base rate borrowings is payable quarterly in arrears and interest on term SOFR borrowings accrues in respect of interest periods of one, three or six months, at the election of the borrower, and is payable on the last day of such interest period (or, for interest periods of six months, three months after the commencement of such interest period and at the end of such interest period). If an Event of Default (as defined in the 2024 Term Loan) exists and is continuing, upon the election of the Majority Lenders (as defined in the 2024 Term Loan) under the 2024 Term Loan, or automatically without such election, in the case of a bankruptcy, insolvency, or payment Event of Default, all amounts outstanding under the 2024 Term Loan will bear interest at 2.00% per annum above the rate and margin otherwise applicable thereto (it being understood that such Majority Lenders may elect for the application of default interest to commence on any date that is on or after the occurrence of such Event of Default while such Event of Default is continuing). Quarterly debt service payments of an amount equal to the sum of 2.50% of the sum of (a) the face value of the Initial Term Loan and (b) the aggregate amount of delayed draws made from the Delayed Draw Term Loan, which quarterly debt service payments began in March 2025. We have the right to repay any amounts borrowed prior to the maturity date of the 2024 Term Loan (i) without any premium for any optional prepayment made on or prior to December 24, 2026 and (ii) thereafter, subject to a concurrent premium payment of 2.75% of the principal amount being repaid.
The 2024 Term Loan contains certain financial covenants, including (a) a minimum liquidity of $25 million as of the last day of any calendar month, (b) a total net leverage ratio that may not exceed 2.5 to 1.0 as of the last day of any fiscal quarter and (c) an asset coverage ratio that may not be less than 1.3 to 1.0 as of the last day of any fiscal quarter, in each case, as more fully described in the 2024 Term Loan. We were in compliance with all applicable financial covenants under the 2024 Term Loan as of June 30, 2025.
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
As of June 30, 2025, we had approximately $428 million of borrowings outstanding under the 2024 Term Loan and $32 million of available commitments, but no borrowings outstanding, under the Delayed Draw Term Loan.
2024 Revolver
On December 24, 2024, the Company entered into a Senior Secured Revolving Credit Agreement (the “2024 Revolver”) among Berry Corp., certain subsidiaries of Berry Corp., as guarantors, the lenders from time to time party thereto and Texas Capital Bank, as administrative agent. The 2024 Revolver provides for a revolving credit facility of up to the least of (i) the maximum commitments of $500 million, (ii) the then-effective borrowing base, which was equal to $95 million as of June 30, 2025, and (iii) the aggregate elected commitment amount, which was equal to $63 million as of June 30, 2025. The aggregate commitments under the 2024 Revolver include a $30 million sublimit for the issuance of letters of credit (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). The borrowing base will be redetermined by the lenders at least semi-annually on or about May 1 and November 1 of each year, beginning May 2025. We may increase elected commitments under the 2024 Revolver to the amount of our borrowing base with applicable lender approval. Any such increase above the elected commitments in effect as of December 26, 2024 will result in a dollar-for-dollar reduction in commitments under the 2024 Term Loan.
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
The 2024 Revolver contains certain financial covenants, including (a) minimum liquidity of $25 million as of the last day of any calendar month, (b) a total net leverage ratio that may not exceed 2.5 to 1.0 as of the last day of any fiscal quarter and (c) an asset coverage ratio that may not be less than 1.3 to 1.0 as of the last day of any fiscal quarter, in each case, as more fully described in the 2024 Revolver. We were in compliance with all applicable financial covenants under the 2024 Revolver as of June 30, 2025.
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
As of June 30, 2025, we had no borrowings outstanding, $14 million of letters of credit outstanding, and approximately $49 million of available borrowing capacity under the 2024 Revolver.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 3—Derivatives
We utilize derivatives, such as swaps, puts, calls and collars, to hedge a portion of our forecasted oil and gas production and gas purchases to reduce exposure to fluctuations in oil and natural gas prices, which addresses our market risk. In addition to satisfying the oil sales and gas purchase hedging requirements of the 2024 Term Loan and the 2024 Revolver, which specifies the volume and types of our hedges, we target covering a significant portion of our anticipated costs, with the oil sales hedges generally for a period of at least three years out and gas purchase hedges for a period of at least 18 months out. At times, we will hedge beyond these periods when strike prices appear to satisfy anticipated costs in those years. We have also entered into gas transportation contracts to help reduce the price fluctuation exposure of our gas purchases used in our steam operations; however these do not qualify as hedges. We also, from time to time, have entered into agreements to purchase a portion of the natural gas we require for our operations, which we do not record at fair value as derivatives because they qualify for normal purchases and normal sales exclusions. We had no such transactions in the periods presented.
The 2024 Revolver and 2024 Term Loan each requires us to maintain commodity hedges which are Existing Swaps (as defined in the 2024 Term Loan), or are otherwise in the form of fixed price swaps (at market prices) or costless collars, on minimum notional volumes of (i) at least 75% of our reasonably projected production of crude oil from our PDP reserves, for each month during the twenty-four calendar month period immediately following December 24, 2024, and (ii) at least 50% of our reasonably projected production of crude oil from our PDP reserves, for each month during the twenty-fifth through thirty-sixth calendar month period following December 24, 2024. The 2024 Revolver and 2024 Term Loan each also requires us to maintain commodity hedges in the form of fixed price swaps (at market prices), costless collars, certain other collars or put options meeting conditions described in the 2024 Revolver and 2024 Term Loan, or, with respect to the Existing Swaps, in the form of the Existing Swaps as of the effective date of the 2024 Term Loan, on minimum notional volumes, of (i) at least 75% of our reasonably projected production of crude oil from our PDP reserves, for each month during a rolling period of twenty-four calendar months commencing with the end of the then next upcoming month from the relevant minimum hedging test date, and (ii) at least 50% of our reasonably projected production of crude oil from our PDP reserves, for each month during a rolling period of twelve months commencing with the end of the twenty-fifth month from the relevant minimum hedging test date. In addition, the 2024 Revolver and 2024 Term Loan each requires us to maintain hedges in respect of purchases of natural gas for fuel in respect of 40,000 mmbtu of natural gas for fuel for each day (a) during the 18 calendar month period immediately following December 24, 2024 and (b) during the 18 calendar month period commencing with the end of the next upcoming month after the applicable minimum hedging test date.
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
Other Hedge Information
For some of our options we paid or received a premium at the time the positions were created and for others, the premium payment or receipt is deferred until the time of settlement. As of June 30, 2025, we have no net premium assets.
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
As of June 30, 2025, we had the following crude oil production and gas purchase hedges.

	Q3 2025	Q4 2025	FY 2026	FY 2027	FY 2028
Brent - Crude Oil production
Swaps
Hedged volume (bbls)	1,613,083	1,610,000	5,382,518	3,718,000	1,930,500
Hedged volume (mbbls) per day	17.5	17.5	14.7	10.2	5.3
Weighted-average price ($/bbl)	$74.48	$74.69	$69.71	$69.48	$67.69
Collars
Hedged volume (bbls)	—	—	90,000	364,000	106,000
Hedged volume (mbbls) per day	—	—	0.2	1.0	0.3
Weighted-average ceiling ($/bbl)	$—	$—	$82.25	$72.58	$67.67
Weighted-average floor ($/bbl)	$—	$—	$60.00	$62.50	$60.00
NWPL - Natural Gas purchases(1)
Swaps
Hedged volume (mmbtu)	3,680,000	3,680,000	14,600,000	12,160,000	—
Hedged volume (mmbtu) per day	40.0	40.0	40.0	33.3	—
Weighted-average price ($/mmbtu)	$4.29	$4.15	$3.97	$4.18	$—
__________
(1)    The term “NWPL” is defined as Northwest Rocky Mountain Pipeline and represents the index used for these gas purchase hedges.
In addition to the table above, in July 2025, we added the following sold oil swaps (Brent) for each of the following years: approximately 500 bbl/d at $65.50 for 2027 and approximately 300 bbl/d at $65.83 for 2028.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Our commodity derivatives are measured at fair value using industry-standard models with various inputs including publicly available underlying commodity prices and forward curves, and all are classified as Level 2 in the required fair value hierarchy for the periods presented. These commodity derivatives are subject to counterparty netting. The following tables present the fair values (gross and net) of our outstanding derivatives as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$49,765	$(9,706)	$40,059
Commodity Contracts	Non-current assets	40,218	(10,894)	29,324
Liabilities:
Commodity Contracts	Current liabilities	(9,706)	9,706	—
Commodity Contracts	Non-current liabilities	(10,894)	10,894	—
Total derivatives		$69,383	$—	$69,383

	December 31, 2024
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$14,691	$(10,165)	$4,526
Commodity Contracts	Non-current assets	25,435	(13,738)	11,697
Liabilities:
Commodity Contracts	Current liabilities	(17,868)	10,165	(7,703)
Commodity Contracts	Non-current liabilities	(13,738)	13,738	—
Total derivatives		$8,520	$—	$8,520
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Gains (Losses) on Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Realized gains (losses) on commodity derivatives:
Realized gains (losses) on oil sales derivatives	$8,593	$(9,801)	$8,757	$(14,483)
Realized losses on natural gas purchase derivatives	(7,698)	(9,314)	(9,174)	(13,726)
Total realized gains (losses) on derivatives	$895	$(19,115)	$(417)	$(28,209)

Unrealized gains (losses) on commodity derivatives:
Unrealized gains (losses) on oil sales derivatives	$47,830	$3,957	$53,141	$(62,561)
Unrealized gains on natural gas purchase derivatives	4,568	6,672	11,735	6,603
Total unrealized gains (losses) on derivatives	$52,398	$10,629	$64,876	$(55,958)
Total gains (losses) on derivatives	$53,293	$(8,486)	$64,459	$(84,167)

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
We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances for these items at June 30, 2025 and December 31, 2024 were not material to our consolidated financial position or results of operations as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of June 30, 2025, we are not aware of material indemnity claims pending or threatened against us.
Securities Litigation Matters
There have been no material updates to the securities litigation matters described in our Annual Report. See “Note 5, Commitments and Contingencies” in the notes to the consolidated financial statements in Part II—Item 8. “Financial Statements and Supplementary Data” in our Annual Report for details. As of June 30, 2025, we are currently unable to estimate the probability of the outcome of these matters or the range of reasonably possible loss that may be related to these matters.

Commitments

As of June 30, 2025, we have entered into contracts to purchase GHG compliance instruments totaling $11 million, of which $8 million was delivered and paid in July 2025. The remaining amount of $3 million will be delivered and paid in the fourth quarter of 2025.
Note 5—Stockholders’ Equity
Cash Dividends
In March 2025, our Board of Directors declared a cash dividend of $0.03 per share, which was paid in April 2025. In May 2025, the Board of Directors declared a cash dividend of $0.03 per share, which was paid in May 2025. In August 2025, the Board of Directors approved a cash dividend of $0.03 per share, which is expected to be paid in August 2025.
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
As of June 30, 2025, the Company’s remaining total share repurchase authority approved by the Board of Directors was $190 million. The Board of Directors’ authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions or by other means,

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
subject to market conditions and other factors, up to the aggregate amount authorized by the Board of Directors. The Board of Directors’ authorization has no expiration date.
The Company did not repurchase any shares during the six months ended June 30, 2025. As of June 30, 2025, the Company had repurchased a total of 11.9 million shares, cumulatively, under the stock repurchase program for approximately $114 million in aggregate.
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
During the six months ended June 30, 2025, the Company did not sell any shares of common stock under the ATM Program.
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

The RSUs awarded in March 2025 are solely time-based awards. The PSUs awarded in March 2025 are subject to both time and performance-based conditions, with performance based on the Company’s absolute total stockholder return (“TSR”), defined as the capital gains per share of stock plus cumulative dividends, over a three year performance period. Depending on the results achieved during the three-year performance period, the actual number of shares of common stock that a grant recipient earns at the end of the performance period may range from 0% to 200% of the target number of PSUs granted.
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
Other current assets reported on the condensed consolidated balance sheets included the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Prepaid expenses	$6,862	$12,183
Materials and supplies	12,239	12,109
Deposits	3,373	8,701
Oil inventories	4,132	4,232
Other	555	226
Total other current assets	$27,161	$37,451
Noncurrent assets
Other noncurrent assets at June 30, 2025 was approximately $10 million, which included $4 million of operating lease right-of-use assets, net of amortization, approximately $4 million of deferred financing costs, net of amortization and $2 million of collateral deposits. At December 31, 2024, other non-current assets was approximately $9 million, which included $5 million of operating lease right-of-use assets, net of amortization and $4 million of deferred financing costs, net of amortization.
Accounts payable and accrued expenses on the condensed consolidated balance sheets included the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Accounts payable - trade	$21,309	$18,990
Accrued expenses	80,850	53,925
Royalties payable	16,363	26,256
Greenhouse gas liability - current portion	—	8,068
Taxes other than income tax liability	6,386	6,374
Accrued interest	1,572	1,160
Asset retirement obligations - current portion	17,000	17,000
Operating lease liability	1,913	2,036
Total accounts payable and accrued expenses	$145,393	$133,809

Noncurrent liabilities
The decrease of approximately $5 million in the long-term portion of the asset retirement obligations from $185 million at December 31, 2024 to $180 million at June 30, 2025 was due to $12 million of liabilities settled during the period, offset by $6 million of accretion expense and $1 million of liabilities incurred.
Other noncurrent liabilities at June 30, 2025 was approximately $28 million, which included approximately $25 million of greenhouse gas liability and $3 million of operating lease noncurrent liability. At December 31, 2024, other noncurrent liabilities was approximately $28 million and included approximately $24 million of greenhouse gas liability and $4 million of non-current operating lease liability.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental Information on the Statement of Operations
For the three months ended June 30, 2025, other operating expense was $1 million and included settlements related to royalties. For the three months ended June 30, 2024, other operating income was $3 million and mainly consisted of prior period royalty receipts and property tax refunds.
For the six months ended June 30, 2025, other operating expense was $2 million and included settlements related to royalties. For the six months ended June 30, 2024, other operating income was $3 million and mainly consisted of prior period royalty receipts and property tax refunds.
Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Supplemental Disclosures of Significant Non-Cash Investing Activities:
Material inventory transfers to oil and natural gas properties	$697	$1,873
Supplemental Disclosures of Cash Payments:
Interest, net of amounts capitalized	$27,946	$16,651
Income taxes payments	$5,305	$491
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
The RSUs and PSUs are not a participating security as the dividends are forfeitable. For the three months ended June 30, 2025, 101,000 incremental RSU and PSU shares were included in the diluted EPS calculation. For the six months ended June 30, 2025 and the three and six months ended June 30, 2024, no RSU or PSU shares were included in the diluted EPS calculation as their effect was anti-dilutive under the “if converted” method.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands except per share amounts)
Basic EPS calculation
Net income (loss)	$33,604	$(8,769)	$(63,076)	$(48,853)
Weighted-average shares of common stock outstanding	77,596	76,939	77,397	76,597
Basic earnings (loss) per share	$0.43	$(0.11)	$(0.81)	$(0.64)
Diluted EPS calculation
Net income (loss)	$33,604	$(8,769)	$(63,076)	$(48,853)
Weighted-average shares of common stock outstanding	77,596	76,939	77,397	76,597
Dilutive effect of potentially dilutive securities(1)	101	—	—	—
Weighted-average common shares outstanding - diluted	77,697	76,939	77,397	76,597
Diluted earnings (loss) per share	$0.43	$(0.11)	$(0.81)	$(0.64)
__________
(1)    We excluded approximately 0.1 million of combined RSUs and PSUs from the dilutive weighted-average common shares outstanding for the six months ended June 30, 2025, because their effect was anti-dilutive. We excluded approximately 0.2 million and 0.3 million of combined RSUs and PSUs from the dilutive weighted-average common shares outstanding for each of the three and six months ended June 30, 2024, respectively, because their effect was anti-dilutive.
Note 9—Revenue Recognition
We derive revenue from sales of oil, natural gas and natural gas liquids (“NGL”), with additional revenue generated from sales of electricity and commodity marketing activity. Revenue from CJWS is generated from well servicing and abandonment services business.
The following table provides disaggregated revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Oil sales	$122,883	$166,466	$266,873	$329,218
Natural gas sales	1,897	1,440	4,717	4,159
Natural gas liquids sales	857	875	1,909	1,722
Service revenue(1)	22,824	31,155	46,488	62,838
Electricity sales	4,886	3,691	9,853	7,934
Marketing and other revenues	308	1,851	991	6,887
Revenues from contracts with customers	153,655	205,478	330,831	412,758
Gains (losses) on oil and gas sales derivatives	56,423	(5,844)	61,898	(77,044)
Total revenues and other	$210,078	$199,634	$392,729	$335,714
__________
(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $31 million and $37 million and the intercompany elimination was $8 million and $6 million for the three months ended June 30, 2025 and 2024, respectively. Prior to the intercompany elimination, service revenue was approximately $61 million and $72 million and the intercompany elimination was $14 million and $9 million for the six months ended June 30, 2025 and 2024, respectively.

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
In the first quarter of 2025, we identified an impairment indicator with respect to certain of our proved oil and gas properties as a result of changes in estimates of future reserve recoverability and the volatility in oil and gas prices. U.S. domestic policy shifts under the current administration have contributed to commodity price uncertainty. Recent executive actions aimed at expanding domestic drilling, rolling back environmental regulations, and renegotiating trade agreements have introduced mixed signals to the market. While these measures are intended to boost U.S. energy independence, they have also raised concerns about oversupply, regulatory instability, and global response. Futures forward curves for crude oil reflect this ongoing uncertainty, suggesting that price volatility may persist and affect our operations and financial outlook. Further, natural gas is a key cost of our oil production in California, and gas futures prices increased in the first quarter of 2025, impacting the expected margins. Additionally, lower than expected production data from the first quarter of 2025 resulted in negative revisions to our reserve estimates in one of our non-thermal diatomite California fields.
During the first quarter of 2025, as a result of operating evaluations, market volatility and price declines, we recorded a non-cash pre-tax asset impairment charge of $158 million ($113 million after-tax) on one of our non-thermal diatomite proved properties in California.
The fair value measurements used in this analysis were determined using inputs classified as Level 3 in the fair value hierarchy.
As of June 30, 2025, there was a decline in operating margins driven by commodity price decreases in one of our depletion units. We determined that no impairment existed as the estimated cash flows exceeded the carrying value. However, impairment charges may be required in the future if oil and natural gas prices remain low or decline further, unproved property values decrease, estimated proved reserve volumes are revised downward or the net capitalized cost of proved oil and natural gas properties otherwise exceeds the present value of estimated future net cash flows.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
measure allows our management to effectively evaluate our operating performance by segment and compare the results between periods. The CODM is our Chief Executive Officer.
The well servicing and abandonment services segment provides services to our E&P segment, as such, we recorded an intercompany elimination in revenue and expense during consolidation for the three and six months ended June 30, 2025 and 2024, respectively.

The following table represents selected financial information for the periods presented regarding the Company’s business segments on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the financial information for the Company on a consolidated basis.

	Three Months Ended June 30, 2025
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquid sales	$125,637	$—	$125,637	$—	$125,637
Service revenue	$—	$31,082	$31,082	$(8,258)	$22,824
Gains on oil and gas derivatives	$56,423	$—	$56,423	$—	$56,423
Other revenue (1)	$5,194	$—	$5,194	$—	$5,194
Total revenues and other	$187,254	$31,082	$218,336	$(8,258)	$210,078
__________
(1)    Other revenue generally consists of revenues related to electricity sales and marketing activities.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2025
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Segment Operating Revenues	$187,254	$31,082	$218,336	$(8,258)	$210,078
Less:
Lease operating expenses	53,193	—	53,193	—	53,193
Loss on natural gas purchase derivatives	3,130	—	3,130	—	3,130
Cost of services	—	27,259	27,259	(8,258)	19,001
Other operating expenses (1)	2,194	—	2,194	—	2,194
Taxes, other than income taxes	12,957	—	12,957	—	12,957
Other expenses (2)	34,779	4,119	38,898	18,341	57,239
Interest expense and other, net	—	—	—	15,572	15,572
Segment profit (loss)	81,001	(296)	80,705

Income before income taxes					46,792

Capital expenditures	$53,350	$333	$53,683	$566	$54,249
Total assets	$1,429,078	$43,451	$1,472,529	$(44,414)	$1,428,115
__________
(1)    Amounts for our E&P segment include electricity, transportation, and marketing costs.
(2)    Includes depreciation, depletion, and amortization expenses of approximately $33 million and $2 million for our E&P and Well Servicing and Abandonment Services segments. Also includes corporate depreciation, depletion, and amortization expenses of approximately $1 million. Other expenses for each reportable segment and corporate also primarily include general and administrative expenses, and other operating income (expenses).

	Three Months Ended June 30, 2024
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquid sales	$168,781	$—	$168,781	$—	$168,781
Service revenue	$—	$36,680	$36,680	$(5,525)	$31,155
Losses on oil and gas derivatives	$(5,844)	$—	$(5,844)	$—	$(5,844)
Other revenue (1)	$5,542	$—	$5,542	$—	$5,542
Total revenues and other	$168,479	$36,680	$205,159	$(5,525)	$199,634
__________
(1)    Other revenue generally consists of revenues related to electricity sales and marketing activities.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2024
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Segment Operating Revenues	$168,479	$36,680	$205,159	$(5,525)	$199,634
Less:
Lease operating expenses	53,885	—	53,885	—	53,885
Losses on natural gas purchase derivatives	2,642	—	2,642	—	2,642
Cost of services	—	30,546	30,546	(5,525)	25,021
Other operating expenses (1)	3,510	—	3,510	—	3,510
Taxes, other than income taxes	12,674	—	12,674	—	12,674
Other expenses (2)	81,908	5,017	86,925	16,969	103,894
Interest expense and other, net	—	—	—	10,103	10,103
Segment profit	13,860	1,117	14,977

Loss before income taxes					(12,095)

Capital expenditures	$41,735	$468	$42,203	$122	$42,325
Total assets	$1,547,334	$63,329	$1,610,663	$(77,754)	$1,532,909
__________
(1)    Amounts for our E&P segment include electricity, transportation, and marketing costs.
(2)    Includes depreciation, depletion, and amortization expenses of approximately $40 million and $3 million for our E&P and Well Servicing and Abandonment Services segments. Also includes corporate depreciation, depletion, and amortization expenses of approximately $1 million. Our E&P segment recorded a pretax impairment charge of $44 million for the three months ended June 30, 2024. Other expenses for each reportable segment and corporate also primarily include general and administrative expenses, and other operating income (expenses).

	Six Months Ended June 30, 2025
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquid sales	$273,499	$—	$273,499	$—	$273,499
Service revenue	—	60,829	60,829	(14,341)	46,488
Gains on oil and gas derivatives	61,898	—	61,898	—	61,898
Other revenue (1)	10,844	—	10,844	—	10,844
Total revenues and other	$346,241	$60,829	$407,070	$(14,341)	$392,729
__________
(1)    Other revenue generally consists of revenues related to electricity sales and marketing activities.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2025
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Segment Operating Revenues	$346,241	$60,829	$407,070	$(14,341)	$392,729
Less:
Lease operating expenses	110,475	—	110,475	—	110,475
(Gains) on natural gas purchase derivatives	(2,561)	—	(2,561)	—	(2,561)
Cost of services	—	54,167	54,167	(14,341)	39,826
Other operating expenses (1)	4,634	—	4,634	—	4,634
Taxes, other than income taxes	22,197	—	22,197	—	22,197
Other expenses (2)	231,912	8,669	240,581	35,666	276,247
Interest expense and other, net	—	—	—	30,472	30,472
Segment loss	(20,416)	(2,007)	(22,423)

Loss before income taxes					$(88,561)

Capital expenditures	$80,968	$389	$81,357	$1,281	$82,638
Total assets	$1,429,078	$43,451	$1,472,529	$(44,414)	$1,428,115
__________
(1)    Amounts for our E&P segment include electricity, transportation, and marketing costs.
(2)    Includes depreciation, depletion, and amortization expenses of approximately $71 million and $4 million for our E&P and Well Servicing and Abandonment Services segments. Also includes corporate depreciation, depletion, and amortization expenses of approximately $1 million. Our E&P segment recorded a pretax impairment charge of $158 million in the first quarter of 2025. Other expenses for each reportable segment and corporate also primarily include general and administrative expenses and other operating income (expenses).

	Six Months Ended June 30, 2024
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquid sales	$335,099	$—	$335,099	$—	$335,099
Service revenue	—	72,148	72,148	(9,310)	62,838
(Losses) on oil and gas derivatives	(77,044)	—	(77,044)	—	(77,044)
Other revenue (1)	14,821	—	14,821	—	14,821
Total revenues and other	$272,876	$72,148	$345,024	$(9,310)	$335,714
__________
(1)    Other revenue generally consists of revenues related to electricity sales and marketing activities.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2024
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Segment Operating Revenues	$272,876	$72,148	$345,024	$(9,310)	$335,714
Less:
Lease operating expenses	115,161	—	115,161	—	$115,161
Losses on natural gas purchase derivatives	7,123	—	7,123	—	$7,123
Cost of services	—	61,635	61,635	(9,310)	$52,325
Other operating expenses (1)	10,052	—	10,052	—	$10,052
Taxes, other than income taxes	28,363	—	28,363	—	$28,363
Other expenses (2)	123,153	10,637	133,790	35,653	$169,443
Interest expense and other, net	—	—	—	19,326	$19,326
Segment loss	(10,976)	(124)	(11,100)

Loss before income taxes					$(66,079)

Capital expenditures	$57,152	$1,800	$58,952	$309	$59,261
Total assets	$1,547,334	$63,329	$1,610,663	$(77,754)	$1,532,909
__________
(1)    Amounts for our E&P segment include electricity, transportation, and marketing costs.
(2)    Includes depreciation, depletion, and amortization expenses of approximately $79 million and $6 million for our E&P and Well Servicing and Abandonment Services segments. Also includes corporate depreciation, depletion, and amortization expenses of approximately $1 million. Our E&P segment recorded a pretax impairment charge of $44 million in the second quarter of 2024. Other expenses for each reportable segment and corporate also primarily include general and administrative expenses and other operating income (expenses).

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
Our 2025 capital program in California is comprised of drilling and completing sidetrack wells, the majority of which targets our thermal diatomite assets. During the first half of 2025, we drilled and completed 28 wells in California, 26 of which were thermal diatomite sidetracks. We expect to have incurred the substantial majority of our annual California capital expenditures by the end of the third quarter. Due to the nature of the reservoir, completing the thermal diatomite sidetrack wells required planned downtime of nearby wells. Downtime in a portion of the thermal diatomite has extended into the third quarter due to steam-to-surface at one well; however, we expect that production from these wells will be fully brought online in the third quarter. Assuming full resumption of production in the third quarter, we still anticipate an increase in production in the second half of the year compared to the first half.
With respect to our E&P operations in Utah, we have historically focused on vertical well development from five reservoirs that produce oil and natural gas at depths ranging from 4,000 feet to 8,000 feet. As of June 30, 2025, we held approximately 100,000 net acres in the Uinta Basin, and with a high working interest and the majority of acreage held by production, we have high operational control of our existing acreage, which provides significant upside for additional development and recompletions.
Over the last few years, the Uinta Basin has experienced an increase in activity by new and existing operators, driven by acquisition and divestiture activity and successful results from horizontal drilling across the basin, which we believe indicates significant new development potential for our existing acreage. In April 2024, we acquired a 21% working interest in four, two-to-three mile lateral wells in the Uteland Butte reservoir, adjacent to our existing operations, which were put on production in the second quarter of 2024. The initial production rates from those four wells exceeded our initial expectations. In November 2024, we executed an agreement to exchange, on an equal value basis, certain of our oil, gas, and mineral leasehold interests in Duchesne County, Utah, for that of another operator’s, also located in Duchesne County, Utah. We received an approximately 17% working interest in three, three-mile Drilling Spacing Units (DSUs) in exchange for an approximately 75% working interest in one, two-mile

DSU. Like the first four horizontal wells that we farmed-in, these wells are adjacent to our existing operations, and the results from all of these farmed-in horizontal wells will be useful to evaluating opportunities on our own acreage. In the second quarter of 2025, we executed another farm-in agreement for a 30% working interest on a horizontal well targeting the Castle Peak reservoir of the Uinta Basin. Currently, we expect the well to be online in the fourth quarter of 2025.

Our 2025 capital program includes the drilling and completion of an operated, four-well horizontal pad in the Uteland Butte reservoir of the Uinta Basin with depths ranging from 6,000 to 6,500 feet. These wells were drilled in the first half of 2025 and we finished a significant portion of the completion activity for these wells in the second quarter of 2025. We began flowback of two of our horizontal wells in early August and expect all four wells will be brought online within the month. This activity marks the development of our first operated horizontal pad on our Uinta Basin acreage, and the results will inform our plans for further horizontal development across our acreage in Utah. Similar to our 2025 capital program in California, we anticipate that the majority of our 2025 capital expenditures for our Utah program will be incurred by the end of the third quarter.

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
E&P Operating Costs
Overall, management assesses the efficiency of our E&P operations by considering core E&P operating costs. A substantial majority of such costs are our lease operating expenses (“LOE”) which includes fuel gas, purchased power, labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. A core component of our E&P operations in California is steam, which we use to lift heavy oil to the surface. The most significant cost component of generating steam is the fuel gas purchased to operate traditional steam generators and our cogeneration facilities. We strive to minimize the variability of our fuel gas costs for our California steam operations with natural gas purchase hedges. Consequently, the efficiency of our E&P operations is impacted by the cash settlements we receive or pay from these derivatives. We also have contracts for the transportation of fuel gas from the Rockies, which has historically been cheaper than the California markets.
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

Business Environment, Market Conditions and Outlook
Our operating and financial results, and those of the oil and gas industry as a whole, are heavily influenced by commodity prices, including differentials, which have and may continue to fluctuate significantly as a result of numerous market-related variables, including global geopolitical and economic conditions, and local and regional market factors and dislocations. Average oil prices were relatively flat for the first quarter of 2025 compared to fourth quarter of 2024; however, they subsequently declined in the second quarter of 2025 due to the circumstances described below. Natural gas prices for the first quarter of 2025 increased slightly relative to the fourth quarter of 2024, but declined in the second quarter of 2025. Oil and natural gas prices have been, and may remain, volatile. As a net gas purchaser, our operating costs are generally expected to be more impacted by the volatility of natural gas prices than our gas sales. To reduce our exposure to oil and gas price volatility and in accordance with the covenants of our debt agreements, our strategy includes maintaining an active hedging program covering a significant portion of our forecasted production to help us achieve more predictable cash flows. For more information regarding our hedging program, see “Liquidity and Capital Resources—Hedging.”
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
The price of oil is impacted by the actions of OPEC+ and beginning in 2022 they implemented production cuts to address imbalances in global supply levels. In December 2024, OPEC+ extended the reduced production quotas of 3.65 mmbbl/d through the end of 2026 and extended the 2.2 mmbbl/d voluntary cuts through the end of March 2025. In April 2025 through June 2025, OPEC+ initiated a phased rollback of the 2.2 million voluntary cuts it initially announced in November 2023, which rollback accelerated in August. The broader 22-member OPEC+ alliance has 3.65 mmbbl/d of separate cuts that are scheduled to remain in place until the end of 2026.
In addition, President Trump has issued numerous executive orders aimed at increasing oil production and decreasing commodity prices, among other matters, and has separately instituted tariffs that could cause inflation, slow economic growth, and intensify trade disputes. Collectively, these actions have created uncertainty in the market which has contributed to recent oil price declines. While imports of oil, gas and refined products were given exemptions from the tariffs, concerns that the measures could cause inflation, slow economic growth and intensify trade disputes has also placed downward pressure on oil prices. With negotiations and countermeasures ongoing, the situation is fluid, and we cannot predict when prices will stabilize or improve. In addition, tariffs have the potential to significantly increase our operating and capital costs; however, we do not expect any material impact through at least 2025 based on our current inventory levels and purchasing needs. We continue to monitor the economic effects of U.S. trade policy as well as opportunities to mitigate their impacts on costs and prices, though the ultimate policy and its effect remains uncertain.
Futures forward price curves for crude oil reflect this ongoing uncertainty, suggesting that price volatility may persist and affect our operations and financial outlook. As a result of operating evaluations, market volatility and price declines we recorded a non-cash pre-tax asset impairment charge of $158 million ($113 million after-tax) on one of our non-thermal diatomite proved properties in California in the first quarter of 2025. Further impairment charges may be required in the future if oil and natural gas prices remain low or decline further, unproved property values decrease, estimated proved reserve volumes are revised downward or the net capitalized cost of proved oil and natural gas properties otherwise exceeds the present value of estimated future net cash flows.
Oil and natural gas prices could fluctuate further with any changes in demand due to, among other things, the ongoing conflict in Ukraine, the ongoing conflicts in the Middle East, international sanctions, speculation as to future actions by OPEC+, higher gas prices, high interest rates, tariffs, inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including increased volatility in financial and credit markets or a prolonged recession.

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

	Three Months Ended
	June 30, 2025		March 31, 2025		June 30, 2024
	Average Price	Realization(1)	Average Price	Realization(1)	Average Price	Realization(1)
Sales of Crude Oil (per bbl):
Brent	$66.71		$74.98		$85.03
Realized price without derivative settlements	$61.26	92%	$69.48	93%	$78.18	92%
Effects of derivative settlements	6.28		0.08		(4.60)
Realized price with derivative settlements	$67.54	101%	$69.56	93%	$73.58	87%

WTI	$63.92		$71.51		$80.60
Realized price without derivative settlements	$61.26	96%	$69.48	97%	$78.18	97%

Purchased Natural Gas (per mmbtu)
Average Monthly Settled Price - NWPL	$2.18		$3.88		$1.40
Realized price without derivative settlements	$2.80	128%	$4.35	112%	$2.24	160%
Effects of derivative settlements	1.89		0.35		2.05
Realized price with derivative settlements	$4.69	215%	$4.70	121%	$4.29	306%
__________
(1)    Represents the percentage of our realized prices compared to the indicated index.

	Six Months Ended
	June 30, 2025		June 30, 2024
	Average Price	Realization(1)	Average Price	Realization(1)
Sales of Crude Oil (per bbl):
Brent	$70.81		$83.42
Realized price without derivative settlements	$65.44	92%	$76.73	92%
Effects of derivative settlements	3.13		(3.38)
Realized price with derivative settlements	$68.57	97%	$73.35	88%

WTI	$67.69		$78.81
Realized price without derivative settlements	$65.44	97%	$76.73	97%

Purchased Natural Gas (per mmbtu)
Average Monthly Settled Price - NWPL	$3.03		$2.40
Realized price without derivative settlements	$3.59	118%	$3.20	133%
Effects of derivative settlements	1.11		1.47
Realized price with derivative settlements	$4.70	155%	$4.67	195%
__________
(1)    Represents the percentage of our realized prices compared to the indicated index.

Oil Prices
California oil prices are Brent-influenced as California refiners import approximately 77% of the state’s demand from OPEC+ countries and other waterborne sources. We believe that receiving Brent-influenced pricing contributes to our ability to continue realizing strong cash margins in California. Though the California market generally receives Brent-influenced pricing, California oil prices are also determined by local supply and demand dynamics, including third-party transportation and infrastructure capacity. In the second quarter of 2025, average oil prices declined compared to the first quarter of 2025, but were roughly similar to prices observed in the fourth quarter of 2024. The drop in prices became more pronounced toward the end of the second quarter of 2025. Interim price volatility during the second quarter of 2025 was largely driven by geopolitical events. This downward pressure also extended to forward oil prices as the second quarter came to a close.
In October 2024, Phillips 66 announced plans to close its Wilmington refinery in Los Angeles in late 2025. Additionally, in April 2025, Valero announced plans to close its Benicia refinery in the San Francisco Bay Area by April 2026. Following the closure of these refineries, we expect California to have approximately 1.3 million barrels per day of remaining refining capacity, which is over four times the amount of crude oil produced in California in 2024. Further, the California Energy Commission issued policy recommendations in June 2025 to expand oil storage requirements and provide more regulatory flexibility designed to reduce uncertainty and volatility for the oil and gas industry. We currently do not expect that the announced refinery closures will negatively impact our price realizations; however, additional refinery closures could have an adverse impact on our ability to market our crude production in California.
Utah oil prices have historically traded at a discount to WTI. The oil is sold to local refineries that are designed for the oil’s unique characteristics and transported via rail to other refiners, primarily in the Gulf Coast. A major loading terminal in Utah is also expected to more than triple its processing capacity by spring 2026, enhancing takeaway capacity and market access. We have high operational control of our existing acreage, which provides significant upside for additional vertical and/or horizontal development wells and recompletions. For the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, Utah had an average realized oil price of $49.08,

$56.20 and $65.58, respectively, compared to an average Brent oil price of $66.71, $74.98 and $85.03 for the same periods.
Gas Prices
For our California steam operations, the price we pay for fuel gas purchases is generally based on the Northwest, Rocky Mountains index for purchases made in the Rockies and the SoCal Gas city-gate index for purchases made in California. We currently buy most of our gas in the Rockies. Now that we are purchasing a majority of our fuel gas in the Rockies, most of the purchases made in California use the SoCal Gas city-gate index, whereas prior to this shift the predominant index for California purchases was Kern, Delivered. The price from the Northwest, Rocky Mountain index was as high as $2.52 per mmbtu and as low as $1.80 per mmbtu in the second quarter of 2025. The price from the SoCal Gas city-gate index was as high as $3.52 per mmbtu and as low as $2.72 per mmbtu in the second quarter of 2025. Overall, on an unhedged basis, we paid an average of $2.80 per mmbtu in the second quarter of 2025 for our gas purchases which includes transportation costs. When including the hedging effects in our gas purchases, we paid $4.69, $4.70 and $4.29 per mmbtu in the second quarter of 2025, the first quarter of 2025, and the second quarter of 2024, respectively.

The price of our gas sales is generally based on the Northwest, Rocky Mountains index, as selling at the same index as fuel gas purchases provides a natural hedge for gas purchases. In the second quarter of 2025, natural gas sales from our Utah operations had an average realized gas price of $2.30, compared to an average Northwest, Rocky Mountains gas price of $2.18, which was a 106% realization. In the three months ended March 31, 2025 and June 30, 2024, Utah had an average realized gas price of $3.95, and $1.78, compared to an average Northwest, Rocky Mountains gas price of $3.88, or 102% realization, and $1.40, or 127% realization, respectively.

Natural gas prices and differentials are strongly affected by local market fundamentals, availability of transportation capacity from producing areas and seasonal impacts. Our key exposure to gas prices is in our costs. We purchase more natural gas for our California steamfloods and cogeneration facilities than we produce and sell in the Rockies. We purchase most of our gas in the Rockies and transport it to our California operations using our Kern River pipeline capacity. Beginning in 2025, we purchased approximately 43,000 mmbtu/d in the Rockies (48,000 mmbtu/d prior to this change), with the remaining volumes purchased in California markets. Gas volumes purchased in California fluctuate and averaged 2,000 mmbtu/d in the second quarter of 2025, 4,000 mmbtu/d in the first quarter of 2025 and 2,000 mmbtu/d in the second quarter of 2024. The natural gas we purchase in the Rockies is shipped to our operations in California to help limit our exposure to California fuel gas purchase price fluctuations. We strive to further minimize the variability of our fuel gas costs for our steam operations by hedging a significant portion of our gas purchases. Additionally, the negative impact of higher gas prices on our California operating expenses is partially offset by higher gas sales for the gas we produce and sell in the Rockies. The Kern River pipeline capacity allows us to purchase and sell natural gas at the same pricing indices.

We seek to mitigate a substantial portion of the gas purchase price exposure for our cogeneration plants by selling excess electricity from our cogeneration operations to third parties at prices linked to the price of natural gas. Aside from the impact gas prices have on electricity prices, these sales are generally higher in the summer months as they include seasonal capacity amounts. Gas prices decreased in the second quarter of 2025 compared to the first quarter of 2025. Our hedging strategy coupled with our midstream access to gas from the Rockies helps us mitigate the impact of high natural gas prices on our cost structure.

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
Permitting Update
Over the last few years, a number of developments at both the California state and local levels have resulted in significant delays in the issuance of permits to drill new oil and gas wells in Kern County, where all of our California assets are located. We have secured all of the permits necessary to execute our 2025 operating plan, as well as permits to support sidetrack drilling and workover activity into 2026. On June 26, 2025, Kern County approved revisions to its oil and gas permitting ordinance and certified a Second Supplemental Recirculated Environmental Impact Report (SSREIR) which could allow for approximately 2,700 new oil wells to be permitted each year. The SSREIR must be approved by the court before the ordinance can be fully implemented and permitting can resume. If SSREIR is not approved, it is possible that future permitting delays could adversely impact our plans in 2026 and beyond, and the inability to secure the permits and other approvals (on a timely basis or at all) required to develop our assets could adversely impact our business and results of operations. For additional information regarding well permitting with respect to our California operations, see Part I, Item 1 “Regulatory Matters” in our Annual Report.
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

Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes significant provisions, including favorable changes to bonus depreciation and the business interest limitation. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on our 2025 results of operations.
Inflation
The Company, similar to other companies in our industry, has experienced inflationary pressures on our costs over the past few years which has resulted in increases to the costs of our goods, services and personnel, which in turn, have caused our capital expenditures and operating costs to rise since 2021. During the first half of 2025, inflation rates continued to stabilize and decrease following a trend of increasing inflation that began in the middle of 2023; however, there are concerns that the implementation of tariffs, if sustained, may cause additional inflationary pressure. We are unable to predict if such inflationary pressures and contributing factors will continue through the remainder of 2025. We have not experienced a material change to our cost structure due to inflation thus far in 2025. We will continue to monitor cost trends that could have an impact on our capital expenditures and operating costs next year and beyond.

Our Capital Program
For the three and six months ended June 30, 2025, our total capital expenditures were approximately $54 million and $83 million, respectively, including capitalized overhead and interest and excluding acquisitions and asset retirement spending. E&P and corporate expenditures were approximately $54 million and $82 million for the three and six months ended June 30, 2025 (which excludes well servicing and abandonment services capital of less than $1 million in each period). The capital expenditures for the six months ended June 30, 2025 were generally split equally between our California and Utah operations. During the first six months of 2025, we drilled 28 wells in California and four horizontal wells in Utah. In the second quarter of 2025, we executed on a majority of the completion activity for the four horizontal wells in Utah and we expect they will be brought online in the third quarter of 2025.
Our 2025 capital expenditure budget for E&P operations, CJWS and corporate activities is expected to be between $110 to $120 million. We intend for our total 2025 production volume to be consistent with last year, and we currently anticipate approximately 93% of our production will be oil. Our 2025 E&P capital program proportionally allocates more capital to our Utah development opportunities than in prior years, as we are investing in opportunities to de-risk increased horizontal development of our Uinta Basin assets. We currently plan to direct approximately 40% of our 2025 capital expenditures for E&P operations to Utah, compared to 25% in 2024. Our 2025 California drilling campaign is expected to be comprised of sidetracks (primarily in our thermal diatomite assets), and in Utah our plans are focused on drilling and completing a four-well horizontal pad (of which the drilling and a significant portion of the completion activity was finished in the second quarter of 2025, with first production expected in the third quarter of 2025). We may also choose to participate in non-operated horizontal wells on properties adjacent to ours. In the second quarter of 2025, for example, we executed a farm-in agreement for a 30% working interest in a horizontal well targeting the Castle Peak reservoir of the Uinta Basin. Currently, we expect the well to be on production in the fourth quarter of 2025. Based on current commodity prices and our drilling success rate to date, we expect to be able to fund the remainder of our 2025 capital program from cash flow from operations. Please see “—Regulatory Matters” in this Quarterly Report, as well as in our Annual Report, for additional discussion of the laws and regulations that impact our ability to drill and develop our assets.
Exclusive of the capital expenditures noted above, for the full year 2025, we currently expect to spend approximately $14 million to $20 million on plugging and abandonment activities, a significant portion of which is planned to meet our annual requirements under California’s idle well regulations. In 2024, we spent approximately $15 million on plugging and abandonment activities, most of which was to meet our annual requirements under California idle well regulations. We spent approximately $7 million and $12 million for plugging and abandonment activities in the three and six months ended June 30, 2025, respectively.
For information about the potential risks related to our capital program, see Part I, Item IA. “Risk Factors” in our Annual Report.

Production and Prices
The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Three Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024
Average daily production:(1)
Oil (mbbl/d)	22.0	23.0	23.4
Natural Gas (mmcf/d)	9.1	7.9	8.9
NGL (mbbl/d)	0.4	0.4	0.4
Total (mboe/d)(2)	23.9	24.7	25.3
Total Production:
Oil (mbbl)	2,006	2,072	2,129
Natural gas (mmcf)	827	713	808
NGLs (mbbl)	33	34	36
Total (mboe)(2)	2,177	2,225	2,300
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$61.26	$69.48	$78.18
Effects of scheduled derivative settlements ($/bbl)	$6.28	$0.08	$(4.60)
Oil with hedges ($/bbl)	$67.54	$69.56	$73.58
Natural gas ($/mcf)	$2.30	$3.95	$1.78
NGL ($/bbl)	$26.04	$30.56	$24.46
Average Benchmark prices:
Oil (bbl) – Brent	$66.71	$74.98	$85.03
Oil (bbl) – WTI	$63.92	$71.51	$80.60
Natural gas (mmbtu) – SoCal Gas city-gate(3)	$3.11	$4.50	$1.86
Natural gas (mmbtu) – Northwest, Rocky Mountains(4)	$2.18	$3.88	$1.40
Natural gas (mmbtu) – Henry Hub(4)	$3.19	$4.14	$2.07
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the three months ended June 30, 2025, the average prices of Brent oil and Henry Hub natural gas were $66.71 per bbl and $3.19 per mmbtu.
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

The following table sets forth average daily production by operating area for the periods indicated:

	Three Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024
Average daily production (mboe/d):(1)
California	19.7	20.4	21.1
Utah	4.2	4.3	4.2
Total average daily production	23.9	24.7	25.3
__________
(1)    Production represents volumes sold during the period.

Our average daily production decreased 3%, or 0.8 mboe/d, for the three months ended June 30, 2025, compared to the three months ended March 31, 2025. Our California production was 19.7 mboe/d for the three months ended June 30, 2025, a decrease of 3% or 0.7 mboe/d from the three months ended March 31, 2025, mostly due to the impact from our sidetrack drilling activity that required temporary production curtailment in certain of our thermal diatomite properties. Our Utah production was essentially flat for the three months ended June 30, 2025 and for the three months ended March 31, 2025.

Our average daily production decreased 6%, or 1.4 mboe/d, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. California production was 19.7 mboe/d for the second quarter of 2025, 1.4 mboe/d lower than the second quarter of 2024, due to natural decline and the temporary impact from our sidetrack drilling activity as discussed above. These decreases were partially offset by increased production due to development activity in the Midway Sunset field. Average daily production in Utah for the three months ended June 30, 2025 was flat compared to the same period in 2024.

The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Six Months Ended
	June 30, 2025	June 30, 2024
Average daily production:(1)
Oil (mbbl/d)	22.5	23.6
Natural Gas (mmcf/d)	8.5	8.4
NGL (mbbl/d)	0.4	0.4
Total (mboe/d)(2)	24.3	25.4
Total Production:
Oil (mbbl)	4,078	4,290
Natural gas (mmcf)	1,540	1,531
NGLs (mbbl)	67	64
Total (mboe)(2)	4,402	4,610
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$65.44	$76.73
Effects of scheduled derivative settlements ($/bbl)	$3.13	$(3.38)
Oil with hedges ($/bbl)	$68.57	$73.35
Natural gas ($/mcf)	$3.06	$2.72
NGL ($/bbl)	$28.35	$26.74
Average Benchmark prices:
Oil (bbl) – Brent	$70.81	$83.42
Oil (bbl) – WTI	$67.69	$78.81
Natural gas (mmbtu) – SoCal Gas city-gate(3)	$3.80	$3.03
Natural gas (mmbtu) – Northwest, Rocky Mountains(4)	$3.03	$2.40
Natural gas (mmbtu) – Henry Hub(4)	$3.66	$2.11
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, during the six months ended June 30, 2025, the average prices of Brent oil and Henry Hub natural gas were $70.81 per bbl and $3.66 per mmbtu respectively.
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
(4)    Northwest, Rocky Mountains and Henry Hub are the relevant indices used for gas purchases and sales, respectively, in the Rockies.

The following table sets forth average daily production by operating area for the periods indicated:

	Six Months Ended
	June 30, 2025	June 30, 2024
Average daily production (mboe/d):(1)
California	20.1	21.2
Utah	4.2	4.2
Total average daily production	24.3	25.4
__________
(1)    Production represents volumes sold during the period.

Average daily production for the six months ended June 30, 2025, decreased 4% or 1.1 mboe/d to 24.3 mboe/d compared to the same period in 2024. California production declined 5% or 1.1 mboe/d to 20.1 mboe/d mostly due to natural decline, partially offset by increased production from development activity in the Midway Sunset field. Average daily production in Utah for the six months ended June 30, 2025 was flat compared to the same period in 2024.

Results of Operations
Three Months Ended June 30, 2025 compared to Three Months Ended March 31, 2025.

	Three Months Ended
	June 30, 2025	March 31, 2025	$ Change	% Change
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$125,637	$147,862	$(22,225)	(15)%
Service revenue(1)	22,824	23,664	(840)	(4)%
Electricity sales	4,886	4,967	(81)	(2)%
Gains on oil and gas sales derivatives	56,423	5,475	50,948	>100%
Marketing and other revenues	308	683	(375)	(55)%
Total revenues and other	$210,078	$182,651	$27,427	15%
__________
(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $31 million and $30 million and the intercompany elimination was $8 million and $6 million for the quarters ended June 30, 2025 and March 31, 2025, respectively.
Revenues and Other
Oil, natural gas and NGL sales decreased by $22 million, or 15%, to approximately $126 million for the three months ended June 30, 2025, compared to the three months ended March 31, 2025. The decrease included $16 million lower oil prices, $5 million lower oil volumes, and $1 million lower gas prices. The lower oil volumes were due to impacts from our sidetrack drilling activity that required temporary production curtailment in certain of our thermal diatomite properties.
Service revenue consisted entirely of revenue from the well servicing and abandonment services business, excluding intercompany amounts. Service revenue decreased by less than $1 million, or 4%, to $23 million for the three months ended June 30, 2025, compared to the three months ended March 31, 2025 due to decreased activity.
Electricity sales represent sales to utilities and were flat at $5 million for the three months ended June 30, 2025, compared to the three months ended March 31, 2025.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement gains for the three months ended June 30, 2025 and March 31, 2025 were $9 million and less than $1 million, respectively. The quarter-over-quarter increase in settlement gains was primarily due to lower settlement prices relative to fixed prices in the second quarter 2025. The mark-to-market non-cash gains for the three months ended June 30, 2025 and March 31, 2025, were $48 million and $5 million, respectively. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).

	Three Months Ended		$ Change	% Change
	June 30, 2025	March 31, 2025
	(in thousands)
Expenses and other:
Lease operating expenses	$53,193	$57,282	$(4,089)	(7)%
Costs of services(1)	19,001	20,825	(1,824)	(9)%
Electricity generation expenses	624	1,209	(585)	(48)%
Transportation expenses	1,225	939	286	30%
Marketing expenses	345	292	53	18%
Acquisition costs(2)	310	—	310	—%
General and administrative expenses	20,270	20,305	(35)	—%
Depreciation, depletion and amortization	35,294	40,392	(5,098)	(13)%
Impairment of oil and gas properties	—	157,910	(157,910)	(100)%
Taxes, other than income taxes	12,957	9,240	3,717	40%
Losses (gains) on natural gas purchase derivatives	3,130	(5,691)	8,821	n/a
Other operating expense	1,365	401	964	>100%
Total expenses and other	147,714	303,104	(155,390)	(51)%
Other expenses:
Interest expense	(15,513)	(15,172)	(341)	2%
Other, net	(59)	272	(331)	>100%
Total other expenses	(15,572)	(14,900)	(672)	5%
Income (loss) before income taxes	46,792	(135,353)	182,145	>100%
Income tax expense (benefit)	13,188	(38,673)	51,861	>100%
Net income (loss)	$33,604	$(96,680)	$130,284	>100%
Adjusted EBITDA(2)	$52,915	$68,450	$(15,535)	(23)%
Adjusted Net Income (Loss)(2)	$(364)	$9,370	$(9,734)	>100%
__________
(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, costs of services were $27 million for both three months ended June 30, 2025 and March 31, 2025. The intercompany elimination was $8 million and $6 million for the three months ended June 30, 2025 and March 31, 2025, respectively.
(2)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.

Expenses
Lease operating expenses, which do not include the effects of gas purchase hedges, decreased 7% or $4 million to $53 million in the second quarter of 2025 when compared to the first quarter of 2025, largely due to lower natural gas (fuel) costs for our California steam generation facilities. Fuel costs decreased $6 million due to lower prices. Lease operating expenses excluding fuel increased $2 million due to an increase in power costs from higher summer rates.
Costs of services consisted entirely of costs from the well servicing and abandonment services business, excluding intercompany amounts. Cost of services decreased $2 million, or 9%, to $19 million in the second quarter of 2025 due to decreased activity.
Electricity generation expenses were lower by less than $1 million in the three months ended June 30, 2025 compared to the three months ended March 31, 2025.

Natural gas purchase derivatives for the three months ended June 30, 2025, resulted in a loss of $3 million that included $8 million settlement losses and $5 million mark-to-market gains. Natural gas derivatives in the first quarter of 2025 resulted in a $6 million gain that included $7 million mark-to-market valuation gains and $1 million settlement losses. Quarter-over-quarter settlement losses increased due to lower average settlement prices in the second quarter compared to those in the first quarter.
General and administrative expenses were flat at $20 million for the three months ended June 30, 2025 and three months ended March 31, 2025. Amounts in each of these periods included $2 million in non-cash stock compensation.
Adjusted General and Administrative Expenses, which exclude non-cash stock compensation expense and non-recurring costs, were flat for the three months ended June 30, 2025, compared to the three months ended March 31, 2025. See “—Non-GAAP Financial Measures” for a reconciliation of general and administrative expenses, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted General and Administrative Expenses.
DD&A decreased $5 million for the three months ended June 30, 2025, compared to the three months ended March 31, 2025 primarily due to a decrease in the depletion rate and lower production.
Impairment of Oil and Gas Properties
There was no impairment of oil and gas properties for the three months ended June 30, 2025. For the three months ended March 31, 2025, as a result of operating evaluations, market volatility and price declines, we recorded a non-cash pre-tax asset impairment charge of $158 million ($113 million after-tax) on one of our non-thermal diatomite proved properties in California. For information regarding Impairment of Oil and Gas Properties, see “Note 10—Oil and Natural Gas Properties” in the notes to condensed consolidated financial statements in Part I, Item 1. “Financial Statements” in this Quarterly Report.
Taxes, Other Than Income Taxes

	Three Months Ended		$ Change	% Change
	June 30, 2025	March 31, 2025
	(per boe)
Severance taxes	$1.93	$2.13	$(0.20)	(9)%
Ad valorem and property taxes	2.04	2.14	(0.10)	(5)%
Greenhouse gas allowances and other emission costs	1.98	(0.12)	2.10	>100%
Total taxes other than income taxes	$5.95	$4.15	$1.80	43%
Taxes, other than income taxes, increased in the three months ended June 30, 2025 by $1.80 per boe, or 43%, to $5.95. The increase included higher greenhouse gas mark-to-market prices compared to the first quarter of 2025, partially offset by lower severance and ad valorem taxes.
Other Operating (Income) Expenses
For the three months ended June 30, 2025 and March 31, 2025, other operating expense were $1 million.
Interest Expense
Interest expense was flat at $15 million for the three months ended June 30, 2025, compared to the three months ended March 31, 2025.

Income Taxes
Our effective tax rate was 28% for the three months ended June 30, 2025, compared to approximately 29% for the quarter ended March 31, 2025. The effective tax rate for both periods was impacted by the effect of certain permanent items that are not deductible for tax purposes and the impact of tax credits generated in the quarter.
Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024.

	Three Months Ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$125,637	$168,781	$(43,144)	(26)%
Service revenue(1)	22,824	31,155	(8,331)	(27)%
Electricity sales	4,886	3,691	1,195	32%
Gains (losses) on oil and gas sales derivatives	56,423	(5,844)	62,267	n/a
Marketing and other revenues	308	1,851	(1,543)	(83)%
Total revenues and other	$210,078	$199,634	$10,444	5%
__________
(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $31 million and $37 million and the intercompany elimination was $8 million and $6 million for the quarters ended June 30, 2025 and 2024, respectively.
Revenues and Other
Oil, natural gas and NGL sales decreased $43 million, or 26%, to approximately $126 million for the three months ended June 30, 2025, when compared to the three months ended June 30, 2024. The decrease in revenue was driven by $33 million lower oil prices and $10 million lower oil volumes. The lower oil volumes were due to impacts from our sidetrack drilling activity that required temporary production curtailment in certain of our thermal diatomite properties.
Service revenue (excluding intercompany amounts) decreased by $8 million, or 27%, to $23 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, due to decreased activity and rates in the second quarter of 2025.
Electricity sales represent sales to utilities and were $1 million higher at $5 million for the three months ended June 30, 2025, primarily due to higher operating volumes and resource adequacy payments received when compared to the three months ended June 30, 2024.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Settlement gains for the three months ended June 30, 2025 were $9 million compared to losses of $10 million for the three months ended June 30, 2024. Settlement gains in the second quarter of 2025 were driven by lower average settlement prices relative to average fixed prices. Notional volumes were 18 mbbl/d in the second quarter of 2025 and 2024. The mark-to-market non-cash gains for the three months ended June 30, 2025 were $48 million compared to $4 million gains for the three months ended June 30, 2024. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).
Marketing and other revenues, which include third-party gas marketing and processing revenue as well as revenue from gas we purchased in the Rockies and sold into the California market, was less than $1 million in the three months ended June 30, 2025, $2 million lower than the same period in 2024 due to less gas marketing activity.

	Three Months Ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Expenses and other:
Lease operating expenses	$53,193	$53,885	$(692)	(1)%
Costs of services(1)	19,001	25,021	(6,020)	(24)%
Electricity generation expenses	624	586	38	6%
Transportation expenses	1,225	1,039	186	18%
Marketing expenses	345	1,885	(1,540)	(82)%
Acquisition costs(2)	310	1,394	(1,084)	(78)%
General and administrative expenses	20,270	18,881	1,389	7%
Depreciation, depletion and amortization	35,294	42,843	(7,549)	(18)%
Impairment of oil and gas properties	—	43,980	(43,980)	100%
Taxes, other than income taxes	12,957	12,674	283	2%
Losses on natural gas purchase derivatives	3,130	2,642	488	18%
Other operating expense (income)	1,365	(3,204)	4,569	>100%
Total expenses and other	147,714	201,626	(53,912)	(27)%
Other expenses:
Interest expense	(15,513)	(10,050)	(5,463)	54%
Other, net	(59)	(53)	(6)	11%
Total other expenses	(15,572)	(10,103)	(5,469)	54%
Income (loss) before income tax	46,792	(12,095)	58,887	>100%
Income tax expense (benefit)	13,188	(3,326)	16,514	>100%
Net income (loss)	$33,604	$(8,769)	$42,373	>100%
Adjusted EBITDA(3)	$52,915	$74,329	$(21,414)	(29)%
Adjusted Net Income (Loss)(3)	$(364)	$14,155	$(14,519)	>100%
__________
(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, costs of services was $27 million and $31 million and the intercompany elimination was $8 million and $6 million for the quarters ended June 30, 2025 and June 30, 2024, respectively.
(2)    Includes legal and other professional expenses related to various transactions activities.
(3)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.

Expenses
Lease operating expenses, which do not include the effects of gas purchase hedges, decreased 1% or $1 million to $53 million for the second quarter of 2025 when compared to the second quarter of 2024. Non-fuel lease operating expense decreased $2 million in the second quarter of 2025 due to lower well servicing and outside labor costs. The decrease was partially offset by a $1 million dollar in higher natural gas (fuel) costs for our California steam generation facilities, which includes a $2 million increase in price and a $1 million decrease in volumes.
Cost of services (excluding intercompany amounts) decreased $6 million, or 24%, to $19 million for the second quarter of 2025 compared to the same period in 2024 primarily due to lower activity.
Natural gas purchase derivatives in the three months ended June 30, 2025, resulted in a loss of $3 million that included $8 million settlement losses and $5 million mark-to-market gains. Natural gas purchase derivatives in the same period of 2024 resulted in a loss of $3 million including $9 million settlement losses and $7 million mark-to-market gains.
Marketing expenses, which includes third-party gas marketing and processing expenses, as well as costs from gas we purchased in the Rockies and sold into the California market, was less than $1 million in the three months ended June 30, 2025, $2 million lower than the same period in 2024 due to less gas marketing activity.
Acquisition costs were comparable for the three months ended June 30, 2025 and 2024.
General and administrative expenses increased $1 million to $20 million for the three months ended June 30, 2025 when compared to the same period in 2024. For both the three months ended June 30, 2025, and 2024, general and administrative expenses had $2 million in non-cash stock compensation expense. We had no non-recurring costs for both periods.
Adjusted General and Administrative Expenses, which exclude non-cash stock compensation expense and non-recurring costs increased $1 million to $18 million for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024 primarily due to higher employee-related costs. See “—Non-GAAP Financial Measures” for a reconciliation of general and administrative expenses, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted General and Administrative Expenses.
DD&A decreased $8 million, or 18%, to $35 million in the three months ended June 30, 2025, primarily due to a decrease in the depletion rate and lower production when compared to the three months ended June 30, 2024.
Impairment of Oil and Gas Properties
There was no impairment of oil and gas properties for the three months ended June 30, 2025. For the three months ended June 30, 2024, we recorded an impairment of oil and gas properties for $44 million as a result of regulatory changes that negatively impacted unproved oil and gas properties in certain California locations.
Taxes, Other Than Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2025	2024
	(per boe)
Severance taxes	$1.93	$1.72	$0.21	12%
Ad valorem and property taxes	2.04	2.14	(0.10)	(5)%
Greenhouse gas allowances and other emission costs	1.98	1.65	0.33	20%
Total taxes other than income taxes	$5.95	$5.51	$0.44	8%

Taxes, other than income taxes increased in the three months ended June 30, 2025, by 8% to $5.95 per boe primarily due to higher GHG mark-to-market prices and severance taxes in the second quarter of 2025 compared to the same period in 2024.
Other Operating (Income) Expenses
For the three months ended June 30, 2025, other operating expense was $1 million and included settlements related to royalties. For the three months ended June 30, 2024, other operating income was $3 million and mainly consisted of prior period royalty receipts and property tax refunds.
Interest Expense

Interest expense increased $5 million in the three months ended June 30, 2025, when compared to the three months ended June 30, 2024, due to the prevailing interest rate associated with our borrowings and increased amortization of deferred financing costs.
Income Taxes
Our effective tax rate was approximately 28% for the three months ended June 30, 2025 compared to approximately 28% for the three months ended June 30, 2024. The effective tax rate in both periods included the effect of certain permanent items that are not deductible for tax purposes and the impact of tax credits generated.
Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024.

	Six Months Ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$273,499	$335,099	$(61,600)	(18)%
Service revenue(1)	46,488	62,838	(16,350)	(26)%
Electricity sales	9,853	7,934	1,919	24%
Gains (losses) on oil and gas sales derivatives	61,898	(77,044)	138,942	n/a
Marketing and other revenues	991	6,887	(5,896)	(86)%
Total revenues and other	$392,729	$335,714	$57,015	17%
__________
(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $61 million and $72 million and the intercompany elimination was $14 million and $9 million for the six months ended June 30, 2025 and 2024, respectively.
Revenues and Other
Oil, natural gas and NGL sales decreased $62 million, or 18%, to $273 million for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. The variance was driven by a $46 million decrease in oil prices and a $16 million decrease in oil volumes. The lower oil volumes were due to natural decline, partially offset by increased production due to development activity in the Midway Sunset field.
Service revenue (excluding intercompany amounts) decreased $16 million, or 26%, to $46 million for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024, due to lower activity and rates.
Electricity sales, which represent sales to utilities increased $2 million, or 24%, to $10 million for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024, due to higher resource adequacy payments received and operating volumes.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Settlement gains for the six months ended June 30, 2025 were $9 million compared to a loss of $14 million for six months ended June 30, 2024. Settlement gains in the second quarter of 2025 were driven by a lower average settlement price relative to the average fixed price. The mark-to-market non-cash gain was $53 million for the six months ended June 30, 2025, compared to a loss of $63 million for the six months ended June 30, 2024. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).
Marketing and other revenues, which includes third-party gas marketing and processing revenue as well as revenue from gas we purchased in the Rockies and sold into the California market, was $1 million in the six months ended June 30, 2025, $6 million lower than the same period in 2024, due to less gas marketing activity.

	Six Months Ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Expenses and other:
Lease operating expenses	$110,475	$115,161	$(4,686)	(4)%
Costs of services(1)	39,826	52,325	(12,499)	(24)%
Electricity generation expenses	1,833	1,679	154	9%
Transportation expenses	2,164	2,098	66	3%
Marketing expenses	637	6,275	(5,638)	(90)%
Acquisition costs(2)	310	4,011	(3,701)	(92)%
General and administrative expenses	40,575	39,115	1,460	4%
Depreciation, depletion and amortization	75,686	85,674	(9,988)	(12)%
Impairment of oil and gas properties	157,910	43,980	113,930	>100%
Taxes, other than income taxes	22,197	28,363	(6,166)	(22)%
(Gains) losses on natural gas purchase derivatives	(2,561)	7,123	(9,684)	n/a
Other operating expense (income)	1,766	(3,337)	5,103	>100%
Total expenses and other	450,818	382,467	68,351	18%
Other (expenses):
Interest expense	(30,685)	(19,190)	(11,495)	60%
Other, net	213	(136)	349	>100%
Total other expenses	(30,472)	(19,326)	(11,146)	58%
Loss before income taxes	(88,561)	(66,079)	(22,482)	(34)%
Income tax benefit	(25,485)	(17,226)	(8,259)	(48)%
Net loss	$(63,076)	$(48,853)	$(14,223)	(29)%
Adjusted EBITDA(3)	$121,365	$142,863	$(21,498)	(15)%
Adjusted Net Income(3)	$9,006	$25,065	$(16,059)	(64)%
__________
(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, costs of services was $54 million and $62 million and the intercompany elimination was $14 million and $9 million for the six months ended June 30, 2025 and June 30, 2024, respectively.
(2)    Includes legal and other professional expenses related to various transaction activities.
(3)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.
Expenses
Lease operating expenses, which do not include the effects of gas purchase hedges, decreased 4%, or $5 million, on an absolute dollar basis to $110 million for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. The decrease was due to lower outside services, power, and well servicing costs, partially offset by higher company labor. Natural gas (fuel) costs for our California steam generation facilities were flat for the six months ended June 30, 2025 when compared to the same period in 2024. A $3 million increase in fuel price was completely offset by a $3 million decrease in fuel volumes.
Cost of services (excluding intercompany amounts) decreased $12 million, or 24%, to $40 million in the six months ended June 30, 2025, due to lower activity.
Electricity generation expenses were flat at $2 million for the six months ended June 30, 2025 compared to the same period in 2024.

Gain on natural gas purchase derivatives for the six months ended June 30, 2025 was $3 million resulting from $12 million mark-to-market gains and $9 million settlement losses. Loss on natural gas purchase derivatives for the same period in 2024 was $7 million resulting from $7 million mark-to-market gains and $14 million settlement losses. Mark-to-market valuation gains were consistent with the changes in futures prices at the end of each period. Settlement losses were the result of average settlement prices that were lower than average fixed prices during the same periods.
Transportation expenses were comparable for the periods presented.
Marketing expenses, which include third-party gas marketing and processing expenses as well as costs from gas we purchased in the Rockies and sold into the California market, was less than $1 million in the six months ended June 30, 2025, $6 million lower than the same period in 2024, due to less gas marketing activity.
Acquisition costs were less than $1 million and $4 million for the six months ended June 30, 2025 and 2024, respectively. Acquisition costs include legal and professional expenses that are driven by transactional activity each period.
General and Administrative expenses increased $1 million, or 4%, to approximately $41 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. For the six months ended June 30, 2025 and June 30, 2024, General and Administrative expenses included non-cash stock compensation costs of approximately $4 million and $2 million, respectively. We incurred no non-recurring costs for the six months ended June 30, 2025. For the six months ended June 30, 2024, we incurred non-recurring costs of $1 million.
Adjusted General and Administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs were $37 million for the six months ended June 30, 2025 and were comparable to the six months ended June 30, 2024. See “—Non-GAAP Financial Measures” for a reconciliation of General and Administrative expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted General and Administrative expenses.
DD&A decreased $10 million, or 12%, to $76 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to decreased depletion rates and lower production.
Impairment of Oil and Gas Properties
As a result of operating evaluations, market volatility and price declines we recorded a non-cash pre-tax asset impairment charge of $158 million ($113 million after-tax) on one of our non-thermal diatomite proved properties in California for the six months ended June 30, 2025. For the six months ended June 30, 2024, we recorded an impairment of oil and gas properties for $44 million as a result of regulatory changes that negatively impacted unproved oil and gas properties in certain California locations. For information regarding Impairment of Oil and Gas Properties, see “Note 10—Oil and Natural Gas Properties” in the notes to condensed consolidated financial statements in Part I, Item 1. “Financial Statements” in this Quarterly Report.
Taxes, Other Than Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2025	2024
	(per boe)
Severance taxes	$2.03	$1.69	$0.34	20%
Ad valorem and property taxes	2.10	2.33	(0.23)	(10)%
Greenhouse gas allowances and other emission costs	0.91	2.13	(1.22)	(57)%
Total taxes other than income taxes	$5.04	$6.15	$(1.11)	(18)%

Taxes other than income taxes decreased 18% to $5.04 per boe for the six months ended June 30, 2025, compared to $6.15 per boe for the six months ended June 30, 2024. GHG allowance expense decreased due to lower non-cash mark-to-market prices for the allowances compared to the same period in 2024.
Other Operating (Income) Expenses
For the six months ended June 30, 2025, other operating expense was $2 million and included settlements related to royalties. For the six months ended June 30, 2024, other operating income was $3 million and mainly consisted of prior period royalty receipts and property tax refunds.
Interest Expense
Interest expense increased $11 million, or 60%, in the six months ended June 30, 2025, compared to the same period in 2024, due to the prevailing interest rate associated with our borrowings and increased amortization of deferred financing costs.
Income Taxes
Our effective tax rate was approximately 29% for the six months ended June 30, 2025, compared to 26% for the six months ended June 30, 2024, respectively. The effective tax rate in both periods included the effect of certain permanent items that are not deductible for tax purposes and the impact of tax credits generated.

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

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Adjusted EBITDA reconciliation:
Net income (loss)	$33,604	$(96,680)	$(8,769)	$(63,076)	$(48,853)
Add (Subtract):
Interest expense	15,513	15,172	10,050	30,685	19,190
Income tax expense (benefit)	13,188	(38,673)	(3,326)	(25,485)	(17,226)
Depreciation, depletion and amortization	35,294	40,392	42,843	75,686	85,674
Impairment of oil and gas properties	—	157,910	43,980	157,910	43,980
(Gains) losses on derivatives	(53,293)	(11,166)	8,486	(64,459)	84,167
Net cash received (paid) for scheduled derivative settlements	4,908	(1,312)	(19,115)	3,596	(28,209)
Other operating expense (income)	1,365	401	(3,204)	1,766	(3,337)
Stock compensation expense	2,026	2,406	1,990	4,432	2,375
Acquisition costs(1)	310	—	1,394	310	4,011
Non-recurring costs(2)	—	—	—	—	1,091
Adjusted EBITDA	$52,915	$68,450	$74,329	$121,365	$142,863
__________
(1)    Includes legal and other professional expenses related to various transaction activities.
(2)    Non-recurring costs included cost savings initiatives.

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Adjusted EBITDA reconciliation:
Net cash provided by operating activities	$28,638	$45,872	$70,891	$74,510	$98,164
Add (Subtract):
Cash interest payments	14,487	13,459	1,395	27,946	16,651
Cash income tax payments	5,239	66	491	5,305	491
Acquisition costs(1)	310	—	1,394	310	4,011
Non-recurring costs(2)	—	—	—	—	1,091
Changes in operating assets and liabilities - working capital(3)	3,852	9,265	3,293	13,117	25,836
Other operating income - cash portion(4)	389	(212)	(3,135)	177	(3,381)
Adjusted EBITDA	$52,915	$68,450	$74,329	$121,365	$142,863
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

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by operating activities	$28,638	$45,872	$70,891	$74,510	$98,164
Capital expenditures	(54,249)	(28,389)	(42,325)	(82,638)	(59,261)
Free Cash Flow	$(25,611)	$17,483	$28,566	$(8,128)	$38,903

The following table presents a reconciliation of the GAAP financial measures of net income (loss) and net income (loss) per share — diluted to the non-GAAP financial measures of Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per share — diluted for each of the periods indicated.

	Three Months Ended
	June 30, 2025		March 31, 2025		June 30, 2024
	(in thousands)	per share - diluted	(in thousands)	per share - diluted	(in thousands)	per share - diluted
Adjusted Net Income (Loss) reconciliation:
Net income (loss)	$33,604	$0.43	$(96,680)	$(1.25)	$(8,769)	$(0.11)
Add (Subtract):
(Gains) losses on derivatives	(53,293)	(0.69)	(11,166)	(0.14)	8,486	0.11
Net cash received (paid) for scheduled derivative settlements	4,908	0.07	(1,312)	(0.02)	(19,115)	(0.25)
Other operating expenses (income)	1,365	0.03	401	—	(3,204)	(0.05)
Impairment of oil and gas properties	—	—	157,910	2.04	43,980	0.57
Acquisition costs(1)	310	—	—	—	1,394	0.02
Total additions, net	(46,710)	(0.59)	145,833	1.88	31,541	0.40
Income tax benefit (expense) of adjustments(2)	12,742	0.16	(39,783)	(0.51)	(8,617)	(0.11)
Adjusted Net Income	$(364)	$0.00	$9,370	$0.12	$14,155	$0.18

Basic EPS on Adjusted Net Income	$0.00		$0.12		$0.18
Diluted EPS on Adjusted Net Income	$0.00		$0.12		$0.18

Weighted average shares of common stock outstanding - basic	77,596		77,196		76,939
Weighted average shares of common stock outstanding - diluted	77,596		77,371		77,161
__________
(1)    Includes legal and other professional expenses related to various transaction activities.
(2)    The federal and state statutory rates were utilized for all periods presented.

	Six Months Ended
	June 30, 2025		June 30, 2024
	(in thousands)	per share - diluted	(in thousands)	per share - diluted
Adjusted Net (Loss) Income reconciliation:
Net loss	$(63,076)	$(0.81)	$(48,853)	$(0.64)
Add (Subtract):
(Gains) losses on derivatives	(64,459)	(0.83)	84,167	1.10
Net cash received (paid) for scheduled derivative settlements	3,596	0.05	(28,209)	(0.37)
Other operating expenses (income)	1,766	0.02	(3,337)	(0.03)
Impairment of oil and gas properties	157,910	2.04	43,980	0.57
Acquisition costs(1)	310	—	4,011	0.05
Non-recurring costs(2)	—	—	1,091	0.01
Total additions, net	99,123	1.28	101,703	1.33
Income tax expense of adjustments(3)	(27,041)	(0.35)	(27,785)	(0.36)
Adjusted Net Income	$9,006	$0.12	$25,065	$0.33

Basic EPS on Adjusted Net Income	$0.12		$0.33
Diluted EPS on Adjusted Net Income	$0.12		$0.33

Weighted average shares of common stock outstanding - basic	77,397		76,597
Weighted average shares of common stock outstanding - diluted	77,539		76,860
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

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Adjusted General and Administrative Expense reconciliation:
General and administrative expenses	$20,270	$20,305	$18,881	$40,575	$39,115
Subtract:
Non-cash stock compensation expense (G&A portion)	(1,957)	(2,005)	(1,843)	(3,962)	(2,043)
Non-recurring costs(1)	—	—	—	—	(1,091)
Adjusted general and administrative expenses	$18,313	$18,300	$17,038	$36,613	$35,981

Well servicing and abandonment services segment	$2,124	$2,300	$2,454	$4,424	$5,383

E&P segment, and corporate	$16,189	$16,000	$14,584	$32,189	$30,598
E&P segment, and corporate ($/boe)	$7.44	$7.19	$6.34	$7.31	$6.64

Total mboe	2,177	2,225	2,300	4,402	4,610
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

	Three-months ended
	June 30, 2025	March 31, 2025	June 30, 2024
	(in thousands)
Energy LOE - unhedged	$22,476	$26,323	$21,891
Non-energy LOE	30,717	30,959	31,994
Lease operating expenses(1)	53,193	57,282	53,885
Gas purchase hedges - realized	7,699	1,476	9,314
Lease operating expenses - hedged	$60,892	$58,758	$63,199

Energy LOE - unhedged	$22,476	$26,323	$21,891
Gas purchase hedges - realized	7,699	1,476	9,314
Energy LOE - hedged	$30,175	$27,799	$31,205

	Three-months ended
	June 30, 2025	March 31, 2025	June 30, 2024
	(per boe)
Energy LOE - unhedged	$10.32	$11.83	$9.52
Non-energy LOE	14.11	13.91	13.91
Lease operating expenses(1)	24.43	25.74	23.43
Gas purchase hedges - realized	3.54	0.66	4.05
Lease operating expenses - hedged	$27.97	$26.40	$27.48

Energy LOE - unhedged	$10.32	$11.83	$9.52
Gas purchase hedges - realized	3.54	0.66	4.05
Energy LOE - hedged	$13.86	$12.49	$13.57

	Six-months ended
	June 30, 2025	June 30, 2024
	(in thousands)
Energy LOE - unhedged	$48,799	$51,981
Non-energy LOE	61,676	63,180
Lease operating expenses(1)	110,475	115,161
Gas purchase hedges - realized	9,175	13,726
Lease operating expenses - hedged	$119,650	$128,887

Energy LOE - unhedged	$48,799	$51,981
Gas purchase hedges - realized	9,175	13,726
Energy LOE - hedged	$57,974	$65,707
__________
(1) Lease operating expenses (“LOE”) is also referred to as LOE - unhedged.

	Six-months ended
	June 30, 2025	June 30, 2024
	(per boe)
Energy LOE - unhedged	$11.09	$11.28
Non-energy LOE	14.01	13.70
Lease operating expenses(1)	25.10	24.98
Gas purchase hedges - realized	2.08	2.98
Lease operating expenses - hedged	$27.18	$27.96

Energy LOE - unhedged	$11.09	$11.28
Gas purchase hedges - realized	2.08	2.98
Energy LOE - hedged	$13.17	$14.26
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

Liquidity and Capital Resources
As of June 30, 2025, we had $428 million outstanding on our 2024 Term Loan (as defined below) and no borrowings outstanding under our 2024 Revolver. As of June 30, 2025, we had $101 million of liquidity consisting of $20 million of cash, $49 million of available borrowing capacity and $32 million of available commitments under the Delayed Draw Term Loan (defined below) provided under the 2024 Term Loan.
We review the usage of our Free Cash Flow periodically based on then existing conditions and circumstances, including our earnings, financial condition, restrictions in financing agreements, business conditions and other factors. Our capital allocation approach prioritizes debt reduction in alignment with the covenants contained in the 2024 Term Loan and facilitates our operating strategy and business plans while enabling investment in development opportunities.
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
2024 Term Loan
On November 6, 2024, the Company entered into a Senior Secured Term Loan Credit Agreement (as amended, the “Original Term Loan Agreement”) among Berry Corp., as borrower, certain subsidiaries of Berry Corp., as guarantors, Breakwall Credit Management LLC, as administrative agent, and the lenders from time to time party thereto. On December 24, 2024, the parties entered into the First Amendment to the Original Term Loan Agreement (the “Term Loan Amendment”), which aligned certain terms with the 2024 Revolver. The Original Term Loan Agreement, as amended to date, is referred to as the “2024 Term Loan.”
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
As of June 30, 2025, we had $428 million of borrowings outstanding under the 2024 Term Loan and $32 million of available commitments and no borrowings outstanding under the Delayed Draw Term Loan. For additional information regarding the 2024 Term Loan and Delayed Draw Term Loan, see “Note 2—Debt” in the notes to condensed consolidated financial statements in Part I, Item 1. “Financial Statements” in this Quarterly Report.

2024 Revolver
On December 24, 2024, the Company entered into a Senior Secured Revolving Credit Agreement (as amended to date, the “2024 Revolver”) among Berry Corp., certain subsidiaries of Berry Corp., as guarantors, the lenders from time to time party thereto and Texas Capital Bank, as administrative agent. The 2024 Revolver provides for a revolving credit facility of up to the least of (i) the maximum commitments of $500 million, (ii) the then-effective borrowing base, which was equal to $95 million as of June 30, 2025, and (iii) the aggregate elected commitment amount, which was equal to $63 million as of June 30, 2025. The aggregate commitments under the 2024 Revolver include a $30 million sublimit for the issuance of letters of credit (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). The borrowing base will be redetermined by the lenders at least semi-annually on or about May 1 and November 1 of each year, beginning May 2025. We may increase elected commitments under the 2024 Revolver to the amount of our borrowing base with applicable lender approval. Any such increase above the elected commitments in effect as of December 26, 2024 will result in a dollar-for-dollar reduction in commitments under the 2024 Term Loan.
As of June 30, 2025, we had approximately $49 million of available borrowing capacity under the 2024 Revolver with $14 million of letters of credit and no borrowings outstanding. For additional information regarding the 2024 Revolver, see “Note 2—Debt” in the notes to condensed consolidated financial statements in Part I, Item 1. “Financial Statements” in this Quarterly Report.
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

As of July 31, 2025, we had the following crude oil production and gas purchase hedges.

	Q3 2025	Q4 2025	FY 2026	FY 2027	FY 2028
Brent - Crude Oil production
Swaps
Hedged volume (bbls)	1,613,083	1,610,000	5,382,518	3,901,500	2,045,000
Hedged volume (mbbls) per day	17.5	17.5	14.7	10.7	5.6
Weighted-average price ($/bbl)	$74.48	$74.69	$69.71	$69.29	$67.59
Collars
Hedged volume (bbls)	—	—	90,000	364,000	106,000
Hedged volume (mbbls) per day	—	—	0.2	1.0	0.3
Weighted-average ceiling ($/bbl)	$—	$—	$82.25	$72.58	$67.67
Weighted-average floor ($/bbl)	$—	$—	$60.00	$62.50	$60.00
NWPL - Natural Gas purchases(1)
Swaps
Hedged volume (mmbtu)	3,680,000	3,680,000	14,600,000	12,160,000	—
Hedged volume (mbbtu) per day	40.0	40.0	40.0	33.3	—
Weighted-average price ($/mmbtu)	$4.29	$4.15	$3.97	$4.18	$—
__________
(1)    The term “NWPL” is defined as Northwest Rocky Mountain Pipeline and represents the index used for these gas purchase hedges.

Gains (losses) on Derivatives
A summary of gains and losses on the derivatives included on the statements of operations is presented below:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Realized gains (losses) on commodity derivatives:
Realized gains (losses) on oil sales derivatives	$8,593	$164	$(9,801)	$8,757	$(14,483)
Realized losses on natural gas purchase derivatives	(7,698)	(1,476)	(9,314)	(9,174)	(13,726)
Total realized gains (losses) on derivatives	$895	$(1,312)	$(19,115)	$(417)	$(28,209)

Unrealized gains (losses) on commodity derivatives:
Unrealized gains (losses) on oil sales derivatives	$47,830	$5,311	$3,957	$53,141	$(62,561)
Unrealized gains on natural gas purchase derivatives	4,568	7,167	6,672	11,735	6,603
Total unrealized gains (losses) on derivatives	$52,398	$12,478	$10,629	$64,876	$(55,958)
Total gains (losses) on derivatives	$53,293	$11,166	$(8,486)	$64,459	$(84,167)

The following table summarizes the historical results of our hedging activities.

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Crude Oil (per bbl):
Realized sales price, before the effects of derivative settlements	$61.26	$69.48	$78.18	$65.44	$76.73
Effects of derivative settlements	6.28	0.08	(4.60)	3.13	(3.38)
Realized sales price, after the effects of derivative settlements	$67.54	$69.56	$73.58	$68.57	$73.35
Purchased Natural Gas (per mmbtu):
Purchase price, before the effects of derivative settlements	$2.80	$4.35	$2.24	$3.59	$3.20
Effects of derivative settlements	1.89	0.35	2.05	1.11	1.47
Purchase price, after the effects of derivatives settlements	$4.69	$4.70	$4.29	$4.70	$4.67
Cash Dividends
In March 2025, our Board of Directors declared a cash dividend of $0.03 per share, which was paid in April 2025. In May 2025, the Board of Directors declared a cash dividend of $0.03 per share, which was paid in May 2025. In August 2025, the Board of Directors approved a cash dividend of $0.03 per share, which is expected to be paid in August 2025.
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
As of June 30, 2025, the Company’s remaining total share repurchase authority approved by the Board of Directors was $190 million. The Board of Directors’ authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions or by other means, subject to market conditions and other factors, up to the aggregate amount authorized by the Board of Directors. The Board of Directors’ authorization has no expiration date.

The Company did not repurchase any shares during the six months ended June 30, 2025. As of June 30, 2025, the Company had repurchased a total of 11.9 million shares, cumulatively, under the stock repurchase program for approximately $114 million in aggregate.
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
During the six months ended June 30, 2025, the Company did not sell any shares of common stock under the ATM Program.
Statements of Cash Flows
The following is a comparative cash flow summary:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash:
Provided by operating activities	$74,510	$98,164
Used in investing activities	(53,932)	(61,147)
Used in financing activities	(30,636)	(35,164)
Net (decease) increase in cash and cash equivalents	$(10,058)	$1,853
Operating Activities
Cash provided by operating activities decreased for the six months ended June 30, 2025 by approximately $24 million when compared to the six months ended June 30, 2024. The decrease was primarily related to a decrease in revenue from lower oil prices and lower volumes and a decrease in net margin from CJWS, partially offset by an increase in derivative settlements received, lower taxes, other than income taxes (specifically GHG), and a decrease in lease operating expenses.

Investing Activities
The following provides a comparative summary of cash flows from investing activities:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Capital expenditures:
Capital expenditures	$(82,638)	$(59,261)
Changes in capital expenditures accruals	28,186	4,147
Acquisitions, net of cash received	—	(6,033)
Proceeds from sale of property and equipment and other	520	—
Net cash used in investing activities	$(53,932)	$(61,147)
Cash used in investing activities decreased $7 million for the six months ended June 30, 2025 when compared to the same period in 2024. The year-over-year changes included increased capital expenditures mainly from drilling and completion activity (particularly in Utah) offset by an increase in capital expenditure accruals. We also had reduced acquisition activity in 2025.
Financing Activities
Cash used in financing activities decreased approximately $4 million for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. Cash used for the six months ended June 30, 2025 included the first two quarterly debt service payments on our 2024 Term Loan, fixed dividend payments, and shares withheld for payment of taxes on equity awards. Cash used for the six months ended June 30, 2024 included payments for the fixed and variable dividends, shares withheld for payment of taxes on equity awards and debt issuance costs, offset by borrowings on our credit facility.

Balance Sheet Analysis
The changes in our balance sheet from December 31, 2024 to June 30, 2025 are discussed below.

	June 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$19,728	$15,336
Restricted cash	$250	$14,700
Accounts receivable, net	$70,850	$77,630
Derivative instruments assets - current and long-term	$69,383	$16,223
Other current assets	$27,161	$37,451
Property, plant & equipment, net	$1,176,078	$1,320,380
Deferred income taxes asset - long-term	$54,793	$26,779
Other noncurrent assets	$9,872	$9,187
Accounts payable and accrued expenses	$145,393	$133,809
Derivative instruments liabilities - current and long-term	$—	$7,703
Current portion of long-term debt, net	$45,000	$45,000
Income taxes payable	$534	$1,368
Long-term debt, net	$364,602	$384,633
Deferred income taxes liability - long-term	$—	$1,612
Asset retirement obligations - long-term	$179,976	$185,283
Other noncurrent liabilities	$27,669	$27,642
Stockholders’ equity	$664,941	$730,636
See “—Liquidity and Capital Resources” for discussions about the changes in cash and cash equivalents.
The $14 million decrease in restricted cash was due to the return of cash collateral for letters of credit which were replaced during the first quarter of 2025.
The $7 million decrease in accounts receivable was primarily due to decreased oil and gas sales between the two ending periods.
The $61 million increase in net derivative assets, which includes the derivative liability, is due to changes in the derivative values and positions at the end of each period. Changes to mark-to-market derivative values at the end of each period result from differences in the forward curve prices relative to the contract fixed prices, changes in positions held and settlements received and paid throughout the periods.
The $10 million decrease in other current assets was primarily due to amortization of prepaid expenses and the return of deposits.
The $144 million decrease in property, plant and equipment was primarily due to the $158 million first quarter 2025 impairment and year-to-date DD&A expense of $70 million, offset by $83 million in capital investments.
The $30 million increase in net deferred income taxes assets - long term, which includes the deferred tax liability, was primarily due to the tax effect of the year-to-date book loss partially offset by the utilization of tax credit carryforwards.
The $12 million increase in accounts payable and accrued expenses includes $28 million of higher capital expenditures accrual offset by an annual royalty payment of $9 million and an $8 million settlement of short-term GHG liabilities.

The $1 million decrease in income taxes payable was primarily due to the tax effect of the year-to-date taxable income for federal and state purposes, as well as payments made.
The $20 million decrease in long-term debt, net largely reflects the payment of $22 million on our 2024 term loan offset by $2 million in amortization of the debt issuance costs.
The $5 million decrease in the long-term portion of the asset retirement obligations from $185 million at December 31, 2024 to $180 million at June 30, 2025 was due to $12 million of liabilities settled during the period offset by $6 million of accretion expense and $1 million of liabilities incurred.
The $66 million decrease in stockholders’ equity was due to a net loss of $63 million, $6 million of common stock dividends, and $1 million of shares withheld for payment of taxes on equity awards, offset by $5 million of stock-based compensation.
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
We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances for these items at June 30, 2025 and December 31, 2024 were not material to our consolidated financial position or results of operations as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of June 30, 2025, we are not aware of material indemnity claims pending or threatened against us.
Securities Litigation Matters
There have been no material updates to the securities litigation matters described in our Annual Report. See “Note 5, Commitments and Contingencies” in the notes to the consolidated financial statements in Part II—Item 8. “Financial Statements and Supplementary Data” in our Annual Report for details. As of June 30, 2025, we are currently unable to estimate the probability of the outcome of these matters or the range of reasonably possible loss that may be related to these matters.

Contractual Obligations
The following is a summary of our commitments and contractual obligations as of June 30, 2025:

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Debt obligations:
2024 Revolver	$—	$—	$—	$—	$—
2024 Term Loan(1)	427,500	45,000	382,500	—	—
2024 Term Loan Interest(2)	129,667	47,877	81,790	—	—
Other:
Leases	4,869	2,141	2,517	211	—
Asset retirement obligations(3)	196,976	17,000	—	—	179,976
Off-Balance Sheet arrangements:(4)
Transportation and processing contracts(5)	73,200	11,656	21,193	17,003	23,348
GHG compliance purchase contracts(6)	10,707	10,707	—	—	—
Other purchase obligations(7)	17,100	8,400	8,700	—	—
Total contractual obligations	$860,019	$142,781	$496,700	$17,214	$203,324
__________
(1)    Represents principal repayments on the 2024 Term Loan.
(2)    Represents estimated interest related to the 2024 Term Loan, assuming the same interest rate as of June 30, 2025 and expected outstanding balance throughout the term.
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
(5)    Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure pipeline transportation of natural gas to market and between markets. Processing contracts consist of $1.1 million due over the course of the next year.
(6)    We have entered into contracts to purchase GHG compliance instruments totaling $11 million.
(7)    As of June 30, 2025, we have a total drilling commitment in California of $17.1 million. We are required to drill 57 wells consisting of 28 wells by December 2025 and the remaining 29 wells by December 2026.
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
•drilling and production results, including higher–than–expected decline rates, or lower–than–expected production, reserves or resources, whether due to operating risks, drilling risks, or the inherent uncertainties in predicting reserve and reservoir performance;
•our ability to obtain timely and available drilling and completion equipment and crew availability and access to necessary resources for drilling, completing and operating wells;
•changes in tax laws;
•uncertainties and liabilities associated with acquired or divested assets;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2025, there have been no material changes in the information required to be provided under Item 305 of Regulation S-K included in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, except as discussed below.
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
At June 30, 2025, the fair value of our hedge positions was a net asset of approximately $69 million. A 10% increase in the oil and natural gas index prices above the June 30, 2025 prices would result in a net liability of approximately $8 million; conversely, a 10% decrease in the oil and natural gas index prices below the June 30, 2025 prices would result in a net asset of approximately $147 million. For additional information about derivative activity, see “Note 3—Derivatives” in the notes to the condensed consolidated financial statements in Part I, Item 1. “Financial Statements” of this Quarterly Report.
At June 30, 2025, the fair value of our emission allowances required by California’s cap-and-trade program was $8 million. A 10% increase or decrease in the market price would result in a change in expense by less than $1 million.
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

Item 4. Controls and Procedures
Our Chief Executive Officer and our Vice President, Chief Financial Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, they each concluded that our disclosure controls and procedures were effective as of June 30, 2025.
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
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2025 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings
We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.
Previously Reported Legal Proceedings
There have been no material changes to the matters previously reported by the Company pursuant to the requirements of Item 103 of Regulation S-K.

New Matter

On April 4, 2025, CalGEM notified the Company that CalGEM’s records indicated that the Company had not completed mechanical integrity testing on certain of its injection wells by April 1, 2024, which was required in order to maintain uninterrupted approval for injection. The Company has engaged with CalGEM and has confirmed that all of the subject injection wells have either undergone mechanical integrity testing and are now in compliance or have been disconnected. Resolution of this matter may result in the assessment of a civil penalty that is immaterial to our results of operations, liquidity and financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
The Company did not repurchase any shares during the six months ended June 30, 2025. As of June 30, 2025, the Company had repurchased a total of 11.9 million shares, cumulatively, under the stock repurchase program for approximately $114 million in aggregate, which is 15% of outstanding shares as of June 30, 2025.
As of June 30, 2025, the Company’s remaining total share repurchase authority approved by the Board of Directors was $190 million. The Board of Directors’ authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions or by other means, subject to market conditions and other factors, up to the aggregate amount authorized by the Board of Directors. The Board of Directors authorization has no expiration date.
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

Item 5. Other Information
During the quarter ended June 30, 2025, no director or Section 16 officer adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Effective August 5, 2025, the Board of Directors approved an amendment and restatement of the Key Employee Agreement by and between the Company and Jeffrey Magids (as amended and restated, the “Key Employee Agreement”) to reflect the following: (i) a one-year initial term commencing on the effective date, followed by automatic renewal terms for successive one-year periods, provided that neither party gives notice of non-renewal and (ii) additional confidential information, return of property, non-solicitation, non-disparagement, and assignment of developments restrictive covenants. In addition, the Key Employee Agreement provides that in the event Mr. Magids’s employment is terminated without Cause (as defined in the Key Employee Agreement) (a “Qualifying Termination”), Mr. Magids will be entitled to receive: (a) the Accrued Rights (as defined in the Key Employee Agreement), (b) any earned but unpaid annual incentive bonus for the calendar year ending prior to the termination date, (c) a prorated annual incentive bonus for the calendar year in which the termination date occurs, and (d) a severance payment in the amount of Mr. Magids’s base salary (the “Severance Payment”). In the event Mr. Magids’s employment is terminated without Cause or for Good Reason (each such term as defined in the Key Employee Agreement), in each case, where the termination date occurs during the twelve-month period that follows the consummation of the Sale of the Company (as defined in the Key Employee Agreement), Mr. Magids will be entitled to receive all of the benefits he would have otherwise been entitled to receive upon a Qualifying Termination, except that the Severance Payment will be equal to two times the sum of (i) his base salary and (ii) the target amount of his annual incentive bonus. In addition, he will be entitled to reimbursement for monthly COBRA premiums for himself and his dependents until the earliest of (x) the twelve-month anniversary of his termination date, (y) the date he is no longer eligible to receive COBRA continuation coverage, or (z) the date on which he becomes eligible to receive substantially similar coverage from another employer. If Mr. Magids’s employment terminates for any reason other than those described in the previous sentences, Mr. Magids will only be entitled to the Accrued Rights.

A copy of the Key Employee Agreement is filed herewith as Exhibit 10.3 and is incorporated herein by reference. The description of the material terms of such agreement is qualified in its entirety by reference to the full text of such agreement.

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
10.1*
Second Amendment to Senior Secured Revolving Credit Agreement, dated as of July 18, 2025, among Berry Corporation (Bry), the guarantors party thereto, the lenders party thereto, and Texas Capital Bank, as administrative agent for the lenders.

10.2*
Third Amendment to Senior Secured Term Loan Credit Agreement, dated as of July 18, 2025, by and among Berry Corporation (bry), each of the guarantors party thereto, each of the lenders that is a signatory thereto and Breakwall Credit Management LLC, as administrative agent.

10.3†*	Amended and Restated Key Employee Agreement by and between Berry Petroleum Company, LLC and Jeff Magids, effective August 5, 2025.
10.4†*	Key Employee Agreement by and between Berry Petroleum Company, LLC and Jenarae Garland, effective April 14, 2025, and Amendment 1 thereto effective August 5, 2025.
10.5†*	Form of Time-Based Cash Award Agreement.
10.6*
Second Amendment to Senior Secured Term Loan Credit Agreement, dated as of April 4, 2025, by and among Berry Corporation (bry), each of the guarantors party thereto, each of the lenders that is a signatory thereto and Breakwall Credit Management LLC, as administrative agent.

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

Berry Corporation (bry)
(Registrant)

Date:	August 7, 2025	/s/ Michael S. Helm
Michael S. Helm
Vice President, Chief Accounting Officer
(Principal Accounting Officer)