Form 10-Q
period 2025-09-30
Berry Corp (bry)
filed 2025-11-05
CIK 1705873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Shares of common stock outstanding as of October 31, 2025          77,607,094

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(in thousands, except share amounts)
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$13,364	$15,336
Restricted cash	250	14,700
Accounts receivable, net of allowance for doubtful accounts of $655 at September 30, 2025 and December 31, 2024	68,565	77,630
Derivative instruments	25,687	4,526
Other current assets	35,914	37,451
Total current assets	143,780	149,643
Noncurrent assets:
Oil and natural gas properties	2,073,474	1,975,456
Accumulated depletion and amortization	(979,831)	(735,304)
Total oil and natural gas properties, net	1,093,643	1,240,152
Other property and equipment	173,854	171,303
Accumulated depreciation	(109,901)	(91,075)
Total other property and equipment, net	63,953	80,228
Deferred income taxes	57,647	26,779
Derivative instruments	18,898	11,697
Other noncurrent assets	9,077	9,187
Total assets	$1,386,998	$1,517,686
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$133,214	$133,809
Derivative instruments	—	7,703
Current portion of long-term debt, net	45,000	45,000
Income taxes payable	—	1,368
Total current liabilities	178,214	187,880
Noncurrent liabilities:
Long-term debt, net	354,469	384,633
Deferred income taxes	—	1,612
Asset retirement obligations	177,585	185,283
Other noncurrent liabilities	37,748	27,642
Commitments and Contingencies - Note 4
Stockholders' equity:
Common stock ($0.001 par value; 750,000,000 shares authorized; 89,605,653 and 88,942,805 shares issued; and 77,601,842 and 76,938,994 shares outstanding, at September 30, 2025 and December 31, 2024, respectively)	90	89
Additional paid-in-capital	785,391	787,953
Treasury stock, at cost (12,003,811 shares at September 30, 2025 and December 31, 2024, respectively)	(113,768)	(113,768)
(Accumulated deficit) retained earnings	(32,731)	56,362
Total stockholders' equity	638,982	730,636
Total liabilities and stockholders' equity	$1,386,998	$1,517,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$128,489	$154,438	$401,988	$489,537
Services revenue	20,762	25,465	67,250	88,303
Electricity sales	5,314	4,410	15,167	12,344
(Losses) gains on oil and gas sales derivatives	(4,666)	75,434	57,232	(1,610)
Marketing and other revenues	1,243	1,961	2,234	8,848
Total revenues and other	151,142	261,708	543,871	597,422
Expenses and other:
Lease operating expenses	58,137	54,900	168,612	170,061
Costs of services	18,410	22,911	58,236	75,236
Electricity generation expenses	838	1,245	2,671	2,924
Transportation expenses	1,337	1,332	3,501	3,430
Marketing expenses	1,651	1,825	2,288	8,100
Acquisition and other transaction costs	3,286	971	3,596	4,982
General and administrative expenses	20,242	19,111	60,817	58,226
Depreciation, depletion, and amortization	38,514	42,749	114,200	128,423
Impairment of oil and gas properties	—	—	157,910	43,980
Taxes, other than income taxes	14,056	10,351	36,253	38,714
Losses (gains) on natural gas purchase derivatives	16,049	7,775	13,488	14,898
Other operating income	(2,314)	(4,687)	(548)	(8,024)
Total expenses and other	170,206	158,483	621,024	540,950
Other expenses
Interest expense	(16,430)	(8,986)	(47,115)	(28,176)
Other, net	(2)	56	211	(80)
Total other expenses	(16,432)	(8,930)	(46,904)	(28,256)
(Loss) income before income taxes	(35,496)	94,295	(124,057)	28,216
Income tax expense (benefit)	(9,479)	24,432	(34,964)	7,206
Net (loss) income	$(26,017)	$69,863	$(89,093)	$21,010

Net (loss) income per share:
Basic	$(0.34)	$0.91	$(1.15)	$0.27
Diluted	$(0.34)	$0.91	$(1.15)	$0.27
The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine-Month Period Ended September 30, 2024
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	(in thousands)
December 31, 2023	$88	$819,157	$(113,768)	$52,499	$757,976
Shares withheld for payment of taxes on equity awards and other	—	(5,257)	—	—	(5,257)
Stock-based compensation	—	616	—	—	616
Issuance of common stock	1	—	—	—	1
Dividends declared on common stock, $0.26/share	—	(24,408)	—	—	(24,408)
Net loss	—	—	—	(40,084)	(40,084)
March 31, 2024	$89	$790,108	$(113,768)	$12,415	$688,844
Stock-based compensation	—	2,118	—	—	2,118
Dividends declared on common stock, $0.12/share	—	(9,233)	—	—	(9,233)
Net loss	—	—	—	(8,769)	(8,769)
June 30, 2024	$89	$782,993	$(113,768)	$3,646	$672,960
Stock based compensation	—	2,466	—	—	2,466
Dividends declared on common stock, $0.14/share	—	—	—	(13,080)	(13,080)
Net income	—	—	—	69,863	69,863
September 30, 2024	$89	$785,459	$(113,768)	$60,429	$732,209

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine-Month Period Ended September 30, 2025
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	(in thousands)
December 31, 2024	$89	$787,953	$(113,768)	$56,362	$730,636
Shares withheld for payment of taxes on equity awards and other	—	(1,322)	—	—	(1,322)
Stock-based compensation	—	2,571	—	—	2,571
Issuance of common stock	1	—	—	—	1
Dividends declared on common stock, $0.03/share	—	(3,738)	—	—	(3,738)
Net loss	—	—	—	(96,680)	(96,680)
March 31, 2025	$90	$785,464	$(113,768)	$(40,318)	$631,468
Stock-based compensation	—	2,197	—	—	2,197
Dividends declared on common stock, $0.03/share	—	(2,328)	—	—	(2,328)
Net income	—	—	—	33,604	33,604
June 30, 2025	90	785,333	(113,768)	(6,714)	664,941
Shares withheld for payment of taxes on equity awards and other	—	(3)	—	—	(3)
Stock based compensation	—	2,397	—	—	2,397
Dividends declared on common stock, $0.03/share	—	(2,336)	—	—	(2,336)
Net loss	—	—	—	(26,017)	(26,017)
September 30, 2025	$90	$785,391	$(113,768)	$(32,731)	$638,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

BERRY CORPORATION (bry)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(89,093)	$21,010
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	114,200	128,423
Amortization of debt issuance costs	6,060	2,126
Impairment of oil and gas properties	157,910	43,980
Stock-based compensation expense	6,679	4,676
Deferred income taxes	(32,480)	4,850
Other operating expenses	2,271	(2,135)
Derivative activities:
Total (gains) losses	(43,744)	16,508
Cash settlements received (paid) on derivatives	7,678	(38,606)
Changes in assets and liabilities:
Decrease in accounts receivable	9,097	12,414
Decrease in other assets	759	7,072
Increase (decrease) in accounts payable and accrued expenses	1,599	(48,819)
(Decrease) increase in other liabilities	(11,015)	17,360
Net cash provided by operating activities	129,921	168,859
Cash flows from investing activities:
Capital expenditures:
Capital expenditures	(99,659)	(85,135)
Changes in capital expenditures accruals	(1,992)	1,219
Acquisitions, net of cash received	—	(9,188)
Proceeds from sale of property and equipment and other	520	7,455
Net cash used in investing activities	(101,131)	(85,649)
Cash flows from financing activities:
Repayments on 2024 term loan	(33,750)	—
Borrowings under 2024 revolver	148,000	—
Repayments on 2024 revolver	(148,000)	—
Borrowings under former revolving credit facility	—	502,500
Repayments on former revolving credit facility	—	(506,000)
Dividends paid on common stock	(8,402)	(46,721)
Payment of deferred acquisition payable	—	(20,000)
Shares withheld for payment of taxes on equity awards and other	(1,325)	(5,257)
Debt issuance cost	(1,735)	(3,096)
Net cash used in financing activities	(45,212)	(78,574)
Net (decrease) increase in cash and cash equivalents	(16,422)	4,636
Cash, cash equivalents and restricted cash:
Beginning	30,036	4,835
Ending	$13,614	$9,471
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
Nature of Business
We are a value-driven western United States independent upstream energy company with a focus on onshore, low geologic risk, low decline, long-lived oil and gas reserves. We operate in two business segments: (i) exploration and production (“E&P”) and (ii) well servicing and abandonment services. Our E&P assets are located in California and Utah, are characterized by high oil content and are predominantly located in rural areas with low population. Our California assets are in the San Joaquin Basin (100% oil), and our Utah assets are in the Uinta Basin (70% oil). We provide our well servicing and abandonment services to third party operators in California and our California E&P operations through CJWS.
Pending Merger of Berry Corp. with California Resources Corporation
On September 14, 2025, Berry Corp. entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Berry Corp., California Resources Corporation, a Delaware corporation (“CRC”), and Dornoch Merger Sub, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of CRC (“Merger Sub”). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Berry Corp. (the “Merger”), with Berry Corp. surviving the Merger as a direct, wholly-owned subsidiary of CRC. Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Berry Corp. common stock issued and outstanding immediately prior to the Effective Time (other than Excluded Shares, as defined in the Merger Agreement), will be converted into, and become exchangeable for, 0.0718 (the “Exchange Ratio”) shares of common stock of CRC, with cash to be paid in lieu of fractional shares (the “Merger Consideration”). The Merger Agreement also contains certain termination rights of each of Berry Corp. and CRC, and under certain circumstances, a termination fee would be payable by us. The Merger is expected to close in the first quarter of 2026, subject to shareholder and regulatory approvals and other customary closing conditions; however, no assurance can be given as to when, or if, the Merger will occur. See “Item 1A. Risk Factors” for a discussion of the risks related to the Merger and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details relating to the Merger.
In connection with the Merger, we have incurred approximately $3 million of transaction costs recorded as “Acquisition and other transaction costs” in the consolidated statements of operations for the three and nine months ended September 30, 2025, and expect to incur additional costs prior to completion of the Merger. Transaction costs consist primarily of third party legal and professional fees.

The above description of the Merger Agreement and the transactions contemplated thereby, including certain referenced terms, is a summary of certain principal terms and conditions contained in the Merger Agreement.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
In July 2025, the FASB issued an accounting standards update which creates a new optional practical expedient related to the estimation of future expected credit losses on accounts receivable. The rules are effective for annual periods beginning after December 15, 2025, and for interim periods within those periods and early adoption is permitted. We are studying the impact the accounting standard update will have on our results of operations, cash flows, financial condition and disclosures This guidance will be effective for the Company beginning with our 2026 interim and annual reporting periods.
Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes significant provisions, including favorable changes to bonus depreciation and the business interest limitation. The impact of the new legislation is expected to result in increased tax deductions and credits and reduced federal tax payments.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform with current period presentation. These reclassifications had no effect on the previously reported net income (loss), net income (loss) per share, operating cash flows, or statement of financial position.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 2—Debt
The following table summarizes our outstanding debt:

	September 30, 2025	December 31, 2024	Interest Rate	Maturity	Security
	(in thousands)
2024 Revolver	$—	$—	8.81% (2025)(1) 9.03% (2024)(1)	December 24, 2027	Mortgage on 90% of Present Value of proven oil and gas reserves and lien on certain other assets
2024 Term Loan	416,250	450,000	11.82% (2025) 11.84% (2024)	December 24, 2027	Mortgage on 90% of Present Value of proven oil and gas reserves and lien on certain other assets
Less: Debt Issuance/Original Issue Discount Costs	(16,781)	(20,367)
Current Portion of Debt	(45,000)	(45,000)
Long-Term Debt, net	$354,469	$384,633
__________
(1)    Rates at September 30, 2025 and December 31, 2024 represent borrowing rates using the SOFR one-month option.
Deferred Financing Costs
We incurred legal and bank fees related to the issuance of debt. At September 30, 2025 and December 31, 2024, debt issuance costs, net of amortization, for the 2024 Revolver (defined below) reported in “other noncurrent assets” on the balance sheet were approximately $3 million and $4 million, respectively. At September 30, 2025 and December 31, 2024, debt issuance costs, net of amortization, for the 2024 Term Loan (defined below) reported in “Long-Term Debt, net” on the balance sheet were approximately $17 million and $20 million, respectively.
For the three month periods ended September 30, 2025 and 2024, the amortization expense was approximately $2 million and $1 million, respectively. For the nine month periods ended September 30, 2025 and 2024, the amortization expense was approximately $6 million and $2 million, respectively. The amortization of debt issuance costs is presented in “interest expense” on the condensed consolidated statements of operations.
Fair Value
Our debt is recorded at the carrying amount on the balance sheets. The carrying amount of the 2024 Revolver approximates fair value because the interest rates are variable and reflect market rates. The fair value of the 2024 Term Loan was approximately $409 million and $450 million at September 30, 2025 and December 31, 2024, respectively. The 2024 Revolver and 2024 Term Loan are Level 2 in the fair value hierarchy.
2024 Term Loan
On November 6, 2024, the Company entered into a Senior Secured Term Loan Credit Agreement (the “Original Term Loan Agreement”) among Berry Corp., as borrower, certain subsidiaries of Berry Corp., as guarantors, Breakwall Credit Management LLC, as administrative agent, and the lenders from time to time party thereto. On December 24, 2024, the parties entered into the First Amendment to the Original Term Loan Agreement, which aligned certain terms with the 2024 Revolver (defined below). The Original Term Loan Agreement, as amended to date, is referred to as the “2024 Term Loan.”
The 2024 Term Loan provides for (i) an initial term loan facility in the aggregate principal amount of $450 million (the “Initial Term Loan”) and (ii) a delayed draw term loan facility with commitments in an aggregate principal amount of up to $32 million (the “Delayed Draw Term Loan”) which is available for borrowing until December 24, 2026, subject to satisfaction of certain customary conditions precedent, as further set forth in the 2024 Term Loan. We borrowed $450 million under the Initial Term Loan on December 24, 2024 to fund the redemption or repayment, as applicable, of $403 million of outstanding debt; to fund a portion of the costs and expenses associated with the execution of the 2024 Revolver and 2024 Term Loan, and the termination of our former revolving debt facilities; and for other general corporate purposes. The commitments under the Delayed Draw Term Loan will be reduced, on a dollar-for-dollar basis, by any increase in the commitments under the 2024 Revolver. We had not borrowed any amounts under the Delayed Draw Term Loan as of September 30, 2025.
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
The 2024 Term Loan contains certain financial covenants, including (a) a minimum liquidity of $25 million as of the last day of any calendar month, (b) a total net leverage ratio that may not exceed 2.5 to 1.0 as of the last day of any fiscal quarter and (c) an asset coverage ratio that may not be less than 1.3 to 1.0 as of the last day of any fiscal quarter, in each case, as more fully described in the 2024 Term Loan. We were in compliance with all applicable financial covenants under the 2024 Term Loan as of September 30, 2025.
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
As of September 30, 2025, we had approximately $416 million of borrowings outstanding under the 2024 Term Loan and $32 million of available commitments, but no borrowings outstanding, under the Delayed Draw Term Loan.
2024 Revolver
On December 24, 2024, the Company entered into a Senior Secured Revolving Credit Agreement (as amended to date, the “2024 Revolver”) among Berry Corp., certain subsidiaries of Berry Corp., as guarantors, the lenders from time to time party thereto and Texas Capital Bank, as administrative agent. The 2024 Revolver provides for a revolving credit facility of up to the least of (i) the maximum commitments of $500 million, (ii) the then-effective borrowing base, which was equal to $95 million as of September 30, 2025, and (iii) the aggregate elected commitment amount, which was equal to $63 million as of September 30, 2025. The aggregate commitments under the 2024 Revolver include a $30 million sublimit for the issuance of letters of credit (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). The borrowing base will be redetermined by the lenders at least semi-annually on or about May 1 and November 1 of each year, beginning May 2025. On October 30, 2025, the Company entered into a consent to postpone the periodic redetermination of the 2024 Revolver from November 2025 to February 15, 2026 (or as promptly thereafter as reasonably practicable). We may increase elected commitments under the 2024 Revolver to the amount of our borrowing base with applicable lender approval. Any such increase above the elected commitments in effect as of December 26, 2024 will result in a dollar-for-dollar reduction in commitments under the 2024 Term Loan.
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
The 2024 Revolver contains certain financial covenants, including (a) minimum liquidity of $25 million as of the last day of any calendar month, (b) a total net leverage ratio that may not exceed 2.5 to 1.0 as of the last day of any fiscal quarter and (c) an asset coverage ratio that may not be less than 1.3 to 1.0 as of the last day of any fiscal quarter, in each case, as more fully described in the 2024 Revolver. We were in compliance with all applicable financial covenants under the 2024 Revolver as of September 30, 2025.
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
As of September 30, 2025, we had no borrowings outstanding, $14 million of letters of credit outstanding, and approximately $49 million of available borrowing capacity under the 2024 Revolver. Under the terms of the Merger Agreement, the Company is permitted to borrow under our 2024 Revolver in the ordinary course of business, but in no event exceeding $30 million of incremental borrowings in the aggregate outstanding at any given time.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Other Hedge Information
For some of our options we paid or received a premium at the time the positions were created and for others, the premium payment or receipt is deferred until the time of settlement. As of September 30, 2025, we have no net premium assets.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of September 30, 2025, we had the following crude oil production and gas purchase hedges.

	Q4 2025	FY 2026	FY 2027	FY 2028
Brent - Crude Oil production
Swaps
Hedged volume (bbls)	1,610,000	5,382,518	3,915,500	2,045,000
Hedged volume (mbbls) per day	17.5	14.7	10.7	5.6
Weighted-average price ($/bbl)	$74.69	$69.71	$69.27	$67.59
Collars
Hedged volume (bbls)	46,000	455,000	774,250	428,000
Hedged volume (mbbls) per day	0.5	1.2	2.1	1.2
Weighted-average ceiling ($/bbl)	$74.25	$73.61	$71.26	$70.48
Weighted-average floor ($/bbl)	$60.00	$60.00	$61.18	$60.00
NWPL - Natural Gas purchases(1)
Swaps
Hedged volume (mmbtu)	3,680,000	14,600,000	12,160,000	—
Hedged volume (mmbtu) per day	40.0	40.0	33.3	—
Weighted-average price ($/mmbtu)	$4.15	$3.97	$4.18	$—
__________
(1)    The term “NWPL” is defined as Northwest Rocky Mountain Pipeline and represents the index used for these gas purchase hedges.
In addition to the table above, in October 2025, we added collars of 171 bbl/d for 2025 (calls at $69.40/bbl, puts at $60.00/bbl), 19 bbl/d for 2026 (calls at $68.75/bbl, puts at $60.00/bbl), 343 bbl/d for 2027 (calls at $69.82/bbl, puts at $60.00/bbl), and 365 bbl/d for 2028 (calls at $70.96/bbl, puts at $60.00/bbl).

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Our commodity derivatives are measured at fair value using industry-standard models with various inputs including publicly available underlying commodity prices and forward curves, and all are classified as Level 2 in the required fair value hierarchy for the periods presented. These commodity derivatives are subject to counterparty netting. The following tables present the fair values (gross and net) of our outstanding derivatives as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$37,053	$(11,366)	$25,687
Commodity Contracts	Non-current assets	36,877	(17,979)	18,898
Liabilities:
Commodity Contracts	Current liabilities	(11,366)	11,366	—
Commodity Contracts	Non-current liabilities	(17,979)	17,979	—
Total derivatives		$44,585	$—	$44,585

	December 31, 2024
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
	(in thousands)
Assets:
Commodity Contracts	Current assets	$14,691	$(10,165)	$4,526
Commodity Contracts	Non-current assets	25,435	(13,738)	11,697
Liabilities:
Commodity Contracts	Current liabilities	(17,868)	10,165	(7,703)
Commodity Contracts	Non-current liabilities	(13,738)	13,738	—
Total derivatives		$8,520	$—	$8,520
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Losses) gains on Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Realized gains (losses) on commodity derivatives:
Realized gains (losses) on oil sales derivatives	$10,282	$(2,907)	$19,039	$(17,390)
Realized losses on natural gas purchase derivatives	(6,200)	(7,490)	(15,374)	(21,216)
Total realized gains (losses) on derivatives	$4,082	$(10,397)	$3,665	$(38,606)

Unrealized (losses) gains on commodity derivatives:
Unrealized (losses) gains on oil sales derivatives	$(14,948)	$78,341	$38,193	$15,780
Unrealized (losses) gains on natural gas purchase derivatives	(9,849)	(285)	1,886	6,318
Total unrealized (losses) gains on derivatives	$(24,797)	$78,056	$40,079	$22,098
Total (losses) gains on derivatives	$(20,715)	$67,659	$43,744	$(16,508)

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
We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances for these items at September 30, 2025 and December 31, 2024 were not material to our consolidated financial position or results of operations as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of September 30, 2025, we are not aware of material indemnity claims pending or threatened against us.
Securities Litigation Matters
On October 20, 2022, a shareholder derivative lawsuit (the “Assad Lawsuit”) was filed in the United States District Court for the Northern District of Texas by putative stockholder George Assad, allegedly on behalf of the Company, that alleges certain current and former Berry directors and officers breached their fiduciary duties by causing or failing to prevent Berry from making allegedly false and misleading statements between the IPO and November 3, 2020, and in the IPO offering materials, about the Company’s permits and permitting processes allegedly in violation of the Securities Act of 1933 and the Exchange Act of 1934. The derivative complaint also alleges claims for unjust enrichment as against all defendants, and claims for contribution and indemnification under Sections 10(b) and 21D of the Exchange Act.

On January 20, 2023, a second shareholder derivative lawsuit (the “Karp Lawsuit,” together with the Assad Lawsuit, the “Shareholder Derivative Actions”) was filed, this time in the United States District Court for the District of Delaware, by putative stockholder Molly Karp, allegedly on behalf of the Company. The Karp Lawsuit, similar to the Assad Lawsuit, is brought against certain current and former officers and directors of the Company, asserting breach of fiduciary duty, aiding and abetting, and contribution claims based on the defendants allegedly having caused or failed to prevent the same alleged securities violations at issue in the Assad Lawsuit. In addition, the Karp Lawsuit complaint asserts a claim under Section 14(a) of the Exchange Act, alleging that Berry’s 2022 proxy statement was false and misleading in that it suggested the Company’s internal controls were sufficient and the Board of Directors was adequately overseeing material risks facing the Company when, according to the derivative plaintiff, that was not the case.

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

On September 24, 2025, all parties in the Karp Lawsuit filed a joint motion to stay the case pending the closing of the Merger, which the court granted. On October 1, 2025, all parties in the Assad Lawsuit filed a similar joint motion to stay that case, which was granted. On October 6, 2025, counsel for the Demand Review Committee notified the demanding shareholder of the court-ordered stays of the Shareholder Derivative Actions and informed the demanding shareholder that the Demand Review Committee was similarly pausing its work pending the closing of the Merger.
As of September 30, 2025, we are currently unable to estimate the probability of the outcome of these matters or the range of reasonably possible loss that may be related to these matters.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Commitments

As of September 30, 2025, we have entered into contracts to purchase GHG compliance instruments totaling $6 million which will be delivered and paid in December 2025.
Note 5—Stockholders’ Equity
Cash Dividends
In March 2025, our Board of Directors declared a cash dividend of $0.03 per share, which was paid in April 2025. In May 2025, the Board of Directors declared a cash dividend of $0.03 per share, which was paid in May 2025. In August 2025, the Board of Directors approved a cash dividend of $0.03 per share, which was paid in August 2025. In November 2025, the Board of Directors approved a fixed cash dividend of $0.03 which is expected to be paid in December 2025.
Pursuant to the terms of the Merger Agreement, the Company may declare regular quarterly cash dividends, in an amount not to exceed $0.03 per share of common stock, with declaration and payment dates consistent with the Company’s historical practice.
Stock Repurchase Program
Our Board of Directors has authorized a stock repurchase program; however, under the terms of the Merger Agreement, subject to certain limited exceptions, we are restricted in our ability to redeem, repurchase or otherwise acquire our common stock, including pursuant to our stock repurchase program.
As of September 30, 2025, the Company’s remaining total share repurchase authority approved by the Board of Directors was $190 million. .
The Company did not repurchase any shares during the nine months ended September 30, 2025. As of September 30, 2025, the Company had repurchased a total of 11.9 million shares, cumulatively, under the stock repurchase program for approximately $114 million in aggregate.
ATM Program
On March 13, 2025, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC and Johnson Rice & Company L.L.C. (the “Sales Agents”). Pursuant to the Sales Agreement, we may offer and sell common stock having an aggregate offering price of up to $50 million from time to time to or through the Sales Agents, subject to our compliance with applicable laws and applicable requirements of the Sales Agreement (the “ATM Program”). Net proceeds from the ATM Program can be used for general corporate purposes, which may include, among other things, paying or refinancing indebtedness, and funding acquisitions, capital expenditures and working capital. Pursuant to the terms of the Merger Agreement, the Company has agreed to certain customary restrictions on its ability to issue shares of its common stock, subject to certain limited exceptions, which do not permit any sales of common stock pursuant to the ATM Program while the Merger Agreement is in effect.
During the nine months ended September 30, 2025, the Company did not sell any shares of common stock under the ATM Program.

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
In accordance with the terms of the Merger Agreement, at the Effective Time, each outstanding RSU that will accelerate at the Effective Time in accordance with its terms will be cancelled in exchange for a cash payment. All other RSUs will be converted into a restricted stock unit denominated in shares of CRC common stock (“CRC RSU”) and will continue to be governed by the same terms and conditions (including vesting terms) as were applicable immediately prior to the Effective Time.
Any vesting conditions applicable to each outstanding PSU that will accelerate at the Effective Time in accordance with its terms will accelerate and be cancelled in exchange for a cash payment based on the greater of target performance and actual performance. All other PSUs will be converted into a CRC RSU based on the greater of target performance and actual performance, will have a time-based vesting schedule of the same length of the performance period under the applicable PSU, and will continue to be governed by the same terms and conditions as were applicable immediately prior to the Effective Time.
Note 6—Supplemental Disclosures to the Financial Statements
Supplemental Information on Balance Sheet
Other current assets reported on the condensed consolidated balance sheets included the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Prepaid expenses	$8,576	$12,183
Materials and supplies	12,369	12,109
Deposits	4,250	8,701
Oil inventories	3,896	4,232
Tax receivable	6,598	—
Other	225	226
Total other current assets	$35,914	$37,451

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Noncurrent assets
Other noncurrent assets at September 30, 2025 was approximately $9 million, which included $4 million of operating lease right-of-use assets, net of amortization, approximately $3 million of deferred financing costs, net of amortization and $2 million of collateral deposits. At December 31, 2024, other non-current assets was approximately $9 million, which included $5 million of operating lease right-of-use assets, net of amortization and $4 million of deferred financing costs, net of amortization.
Accounts payable and accrued expenses on the condensed consolidated balance sheets included the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Accounts payable - trade	$31,678	$18,990
Accrued expenses	51,024	53,925
Royalties payable	19,566	26,256
Greenhouse gas liability - current portion	—	8,068
Taxes other than income tax liability	10,052	6,374
Accrued interest	1,995	1,160
Asset retirement obligations - current portion	17,000	17,000
Operating lease liability	1,899	2,036
Total accounts payable and accrued expenses	$133,214	$133,809

Noncurrent liabilities
The decrease of approximately $8 million in the long-term portion of the asset retirement obligations from $185 million at December 31, 2024 to $178 million at September 30, 2025 was due to $17 million of liabilities settled during the period, offset by $9 million of accretion expense.
Other noncurrent liabilities at September 30, 2025 was approximately $38 million, which included approximately $36 million of greenhouse gas liability and $2 million of operating lease noncurrent liability. At December 31, 2024, other noncurrent liabilities was approximately $28 million and included approximately $24 million of greenhouse gas liability and $4 million of non-current operating lease liability.
Supplemental Information on the Statement of Operations
For the three months ended September 30, 2025, other operating income was $2 million, which was related to development permit refunds and property tax refunds. For the three months ended September 30, 2024, other operating income was $5 million and mainly consisted of a gain on CJWS property sold of approximately $5 million in addition to a loss on material and equipment sales of approximately $1 million.
For the nine months ended September 30, 2025, other operating income was $1 million, which was related to development permit refunds and property tax refunds. For the nine months ended September 30, 2024, other operating income was $8 million and mainly consisted of a gain on property sold for CJWS for approximately $5 million and prior period royalty receipts and property tax refunds of approximately $2 million. The gains were offset by a loss on material inventory sales for approximately $2 million.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental Cash Flow Information
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Supplemental Disclosures of Significant Non-Cash Investing Activities:
Material inventory transfers to oil and natural gas properties	$736	$3,937
Supplemental Disclosures of Cash Payments:
Interest, net of amounts capitalized	$41,878	$32,825
Income taxes payments	$5,482	$2,777
Note 7—Acquisitions and Divestitures
Acquisitions in 2025
In the second quarter of 2025, we executed another farm-in agreement for a 30% working interest on a horizontal well targeting the Castle Peak reservoir of the Uinta Basin, which was brought online in October 2025. Our portion of the capital expenditures for this well is expected to be approximately $3 million.
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
During the first three quarters of 2024, we also acquired various oil and gas properties in Kern County, California for approximately $6 million in aggregate.
In November 2024, we executed an agreement to exchange, on an equal value basis, certain of our oil, gas, and mineral leasehold interests in Duchesne County, Utah, for that of another operator’s interests, also located in Duchesne County, Utah. We received an approximate 17% working interest in three, three-mile Drilling Spacing Units (DSUs) in exchange for an approximate 75% working interest in one, two-mile DSU.

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
The RSUs and PSUs are not a participating security as the dividends are forfeitable. For the three and nine months ended September 30, 2025, no incremental RSU and PSU shares were included in the diluted EPS calculation, as their effect was anti-dilutive under the “if converted” method. For the three and nine months ended September 30, 2024, 121,000 and 191,000 RSU or PSU shares were included in the diluted EPS calculation, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands except per share amounts)
Basic EPS calculation
Net (loss) income	$(26,017)	$69,863	$(89,093)	$21,010
Weighted-average shares of common stock outstanding	77,602	76,939	77,466	76,712
Basic (loss) earnings per share	$(0.34)	$0.91	$(1.15)	$0.27
Diluted EPS calculation
Net (loss) income	$(26,017)	$69,863	$(89,093)	$21,010
Weighted-average shares of common stock outstanding	77,602	76,939	77,466	76,712
Dilutive effect of potentially dilutive securities(1)	—	121	—	191
Weighted-average common shares outstanding - diluted	77,602	77,060	77,466	76,903
Diluted (loss) earnings per share	$(0.34)	$0.91	$(1.15)	$0.27
__________
(1)    We excluded approximately 0.2 million and 0.2 million of combined RSUs and PSUs from the dilutive weighted-average common shares outstanding for the three and nine months ended September 30, 2025, because their effect was anti-dilutive.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Note 9—Revenue Recognition
We derive revenue from sales of oil, natural gas and natural gas liquids (“NGL”), with additional revenue generated from sales of electricity and commodity marketing activity. Revenue from CJWS is generated from well servicing and abandonment services business.
The following table provides disaggregated revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Oil sales	$124,892	$151,735	$391,765	$480,953
Natural gas sales	2,515	1,751	7,232	5,910
Natural gas liquids sales	1,082	952	2,991	2,674
Service revenue(1)	20,762	25,465	67,250	88,303
Electricity sales	5,314	4,410	15,167	12,344
Marketing and other revenues	1,243	1,961	2,234	8,848
Revenues from contracts with customers	155,808	186,274	486,639	599,032
(Losses) gains on oil and gas sales derivatives	(4,666)	75,434	57,232	(1,610)
Total revenues and other	$151,142	$261,708	$543,871	$597,422
__________
(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $29 million and $31 million and the intercompany elimination was $8 million and $5 million for the three months ended September 30, 2025 and 2024, respectively. Prior to the intercompany elimination, service revenue was approximately $90 million and $103 million and the intercompany elimination was $22 million and $15 million for the nine months ended September 30, 2025 and 2024, respectively.
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

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Additional impairment charges may be required in the future if oil and natural gas prices remain low or decline further, unproved property values decrease, estimated proved reserve volumes are revised downward or the net capitalized cost of proved oil and natural gas properties otherwise exceeds the present value of estimated future net cash flows
The fair value measurements used in this analysis were determined using inputs classified as Level 3 in the fair value hierarchy.
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
The well servicing and abandonment services segment provides services to our E&P segment, as such, we recorded an intercompany elimination in revenue and expense during consolidation for the three and nine months ended September 30, 2025 and 2024, respectively.

The following table represents selected financial information for the periods presented regarding the Company’s business segments on a stand-alone basis and the consolidation and elimination entries necessary to arrive at the financial information for the Company on a consolidated basis.

	Three Months Ended September 30, 2025
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquid sales	$128,489	$—	$128,489	$—	$128,489
Service revenue	$—	$28,695	$28,695	$(7,933)	$20,762
Gains on oil and gas derivatives	$(4,666)	$—	$(4,666)	$—	$(4,666)
Other revenue (1)	$6,557	$—	$6,557	$—	$6,557
Total revenues and other	$130,380	$28,695	$159,075	$(7,933)	$151,142
__________
(1)    Other revenue generally consists of revenues related to electricity sales and marketing activities.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2025
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Segment Operating Revenues	$130,380	$28,695	$159,075	$(7,933)	$151,142
Less:
Lease operating expenses	58,137	—	58,137	—	58,137
Loss on natural gas purchase derivatives	16,049	—	16,049	—	16,049
Cost of services	—	26,343	26,343	(7,933)	18,410
Other operating expenses (1)	3,826	—	3,826	—	3,826
Taxes, other than income taxes	14,056	—	14,056	—	14,056
Other expenses (2)	35,019	4,310	39,329	20,399	59,728
Interest expense and other, net	—	—	—	16,432	16,432
Segment profit (loss)	3,293	(1,958)	1,335

Income before income taxes					(35,496)

Capital expenditures	$16,161	$508	$16,669	$352	$17,021
Total assets	$1,380,803	$41,874	$1,422,677	$(35,679)	$1,386,998
__________
(1)    Amounts for our E&P segment include electricity, transportation, and marketing costs.
(2)    Includes depreciation, depletion, and amortization expenses of approximately $36 million and $2 million for our E&P and Well Servicing and Abandonment Services segments. Also includes corporate depreciation, depletion, and amortization expenses of approximately $1 million. Other expenses for each reportable segment and corporate also primarily include general and administrative expenses, acquisition and other transaction costs, and other operating income (expenses).

	Three Months Ended September 30, 2024
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquid sales	$154,438	$—	$154,438	$—	$154,438
Service revenue	$—	$30,836	$30,836	$(5,371)	$25,465
Losses on oil and gas derivatives	$75,434	$—	$75,434	$—	$75,434
Other revenue (1)	$6,371	$—	$6,371	$—	$6,371
Total revenues and other	$236,243	$30,836	$267,079	$(5,371)	$261,708
__________
(1)    Other revenue generally consists of revenues related to electricity sales and marketing activities.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2024
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Segment Operating Revenues	$236,243	$30,836	$267,079	$(5,371)	$261,708
Less:
Lease operating expenses	54,900	—	54,900	—	54,900
Losses on natural gas purchase derivatives	7,775	—	7,775	—	7,775
Cost of services	—	28,282	28,282	(5,371)	22,911
Other operating expenses (1)	4,402	—	4,402	—	4,402
Taxes, other than income taxes	10,351	—	10,351	—	10,351
Other expenses (2)	40,544	(177)	40,367	17,777	58,144
Interest expense and other, net	—	—	—	8,930	8,930
Segment profit	118,271	2,731	121,002

Loss before income taxes					94,295

Capital expenditures	$24,793	$498	$25,291	$583	$25,874
Total assets	$1,545,517	$56,528	$1,602,045	$(84,897)	$1,517,148
__________
(1)    Amounts for our E&P segment include electricity, transportation, and marketing costs.
(2)    Includes depreciation, depletion, and amortization expenses of approximately $39 million and $3 million for our E&P and Well Servicing and Abandonment Services segments. Also includes corporate depreciation, depletion, and amortization expenses of approximately $1 million.Other expenses for each reportable segment and corporate also primarily include general and administrative expenses, acquisition and other transaction costs, and other operating income (expenses).

	Nine Months Ended September 30, 2025
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquid sales	$401,988	$—	$401,988	$—	$401,988
Service revenue	—	89,524	89,524	(22,274)	67,250
Gains on oil and gas derivatives	57,232	—	57,232	—	57,232
Other revenue (1)	17,401	—	17,401	—	17,401
Total revenues and other	$476,621	$89,524	$566,145	$(22,274)	$543,871
__________
(1)    Other revenue generally consists of revenues related to electricity sales and marketing activities.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2025
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Segment Operating Revenues	$476,621	$89,524	$566,145	$(22,274)	$543,871
Less:
Lease operating expenses	168,612	—	168,612	—	168,612
Losses gains on natural gas purchase derivatives	13,488	—	13,488	—	13,488
Cost of services	—	80,510	80,510	(22,274)	58,236
Other operating expenses (1)	8,460	—	8,460	—	8,460
Taxes, other than income taxes	36,253	—	36,253	—	36,253
Other expenses (2)	266,931	12,979	279,910	56,065	335,975
Interest expense and other, net	—	—	—	46,904	46,904
Segment loss	(17,123)	(3,965)	(21,088)

Loss before income taxes					$(124,057)

Capital expenditures	$97,129	$897	$98,026	$1,633	$99,659
Total assets	$1,380,803	$41,874	$1,422,677	$(35,679)	$1,386,998
__________
(1)    Amounts for our E&P segment include electricity, transportation, and marketing costs.
(2)    Includes depreciation, depletion, and amortization expenses of approximately $107 million and $5 million for our E&P and Well Servicing and Abandonment Services segments. Also includes corporate depreciation, depletion, and amortization expenses of approximately $1 million. Our E&P segment recorded a pretax impairment charge of $158 million in the first quarter of 2025. Other expenses for each reportable segment and corporate also primarily include general and administrative expenses, acquisition and other transaction costs, and other operating income (expenses).

	Nine Months Ended September 30, 2024
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquid sales	$489,537	$—	$489,537	$—	$489,537
Service revenue	—	102,984	102,984	(14,681)	88,303
(Losses) on oil and gas derivatives	(1,610)	—	(1,610)	—	(1,610)
Other revenue (1)	21,192	—	21,192	—	21,192
Total revenues and other	$509,119	$102,984	$612,103	$(14,681)	$597,422
__________
(1)    Other revenue generally consists of revenues related to electricity sales and marketing activities.

BERRY CORPORATION (bry)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2024
	E&P	Well Servicing and Abandonment Services	Total Reportable Segments	Corporate/Eliminations	Consolidated Company
	(in thousands)
Segment Operating Revenues	$509,119	$102,984	$612,103	$(14,681)	$597,422
Less:
Lease operating expenses	170,061	—	170,061	—	$170,061
Losses on natural gas purchase derivatives	14,898	—	14,898	—	$14,898
Cost of services	—	89,917	89,917	(14,681)	$75,236
Other operating expenses (1)	14,454	—	14,454	—	$14,454
Taxes, other than income taxes	38,714	—	38,714	—	$38,714
Other expenses (2)	163,697	10,460	174,157	53,430	$227,587
Interest expense and other, net	—	—	—	28,256	$28,256
Segment loss	107,295	2,607	109,902

Loss before income taxes					$28,216

Capital expenditures	$81,945	$2,298	$84,243	$892	$85,135
Total assets	$1,545,517	$56,528	$1,602,045	$(84,897)	$1,517,148
__________
(1)    Amounts for our E&P segment include electricity, transportation, and marketing costs.
(2)    Includes depreciation, depletion, and amortization expenses of approximately $118 million and $8 million for our E&P and Well Servicing and Abandonment Services segments. Also includes corporate depreciation, depletion, and amortization expenses of approximately $2 million. Our E&P segment recorded a pretax impairment charge of $44 million in the second quarter of 2024. Other expenses for each reportable segment and corporate also primarily include general and administrative expenses, acquisition and other transaction costs, and other operating income (expenses).

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
Our Company
We are a value-driven western United States independent upstream energy company with a focus on onshore, low geologic risk, low decline, long-lived oil and gas reserves. We operate in two business segments: (i) exploration and production (“E&P”) and (ii) well servicing and abandonment services. Our E&P assets are located in California and Utah, are characterized by high oil content and are predominantly located in rural areas with low population. Our California assets are in the San Joaquin Basin (100% oil), and our Utah assets are in the Uinta Basin (70% oil). We provide our well servicing and abandonment services to third party operators in California and our California E&P operations through C&J Well Services (CJWS).
Pending Merger with California Resources Corporation
On September 14, 2025, Berry Corp. entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Berry Corp., California Resources Corporation, a Delaware corporation (“CRC”), and Dornoch Merger Sub, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of CRC (“Merger Sub”). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Berry Corp. (the “Merger”), with Berry Corp. surviving the Merger as a direct, wholly-owned subsidiary of CRC. Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Berry Corp. common stock issued and outstanding immediately prior to the Effective Time (other than Excluded Shares, as defined in the Merger Agreement), will be converted into, and become exchangeable for, 0.0718 (the “Exchange Ratio”) shares of common stock of CRC, with cash to be paid in lieu of fractional shares (the “Merger Consideration”). The Merger Agreement also contains certain termination rights of each of Berry Corp. and CRC, and under certain circumstances, a termination fee would be payable by us. The Merger is expected to close in the first quarter of 2026, subject to shareholder and regulatory approvals and other customary closing conditions; however, no assurance can be given as to when, or if, the Merger will occur. See “Item 1A. Risk Factors” for a discussion of the risks related to the Merger and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details relating to the Merger.
In connection with the Merger, we have incurred approximately $3 million of transaction costs recorded as “Acquisition and other transaction costs” in the consolidated statements of operations for the three and nine months ended September 30, 2025, and expect to incur additional costs prior to completion of the Merger. Transaction costs consist primarily of third party legal and professional fees.

If the Merger is consummated, Berry Corp.’s common stock will be delisted from NASDAQ and deregistered under the Exchange Act, and Berry Corp. will cease to be a publicly traded company.

Additionally, the Merger Agreement imposes restrictions on our business and operations during the pendency of the Merger. While we do not believe those restrictions are unduly burdensome, they may delay or prevent us from taking actions we could otherwise take. Accordingly, our results of operations from before the Merger Agreement may not be comparable to results of operations since we entered into the Merger Agreement. See Note 1 to the consolidated financial statements for additional information on the Merger and “Part II, Item 1A. Risk Factors” for a discussion of risks related to the Merger.

Our Operations
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
Our 2025 capital program in California is comprised of drilling and completing sidetrack wells, the majority of which targets our thermal diatomite assets. During the first three quarters of 2025, we drilled and completed 31 wells in California, 27 of which were thermal diatomite sidetracks. We incurred the substantial majority of our annual California capital expenditures by the end of the third quarter. Due to the nature of the reservoir, completing the thermal diatomite sidetrack wells required planned downtime of nearby wells. Extended downtime in a portion of the thermal diatomite occurred during the third quarter due to a steam-to-surface event at one well; however, we began bringing these wells back online late in the third quarter and finished in the fourth quarter.
With respect to our E&P operations in Utah, we have historically focused on vertical well development from five reservoirs that produce oil and natural gas at depths ranging from 4,000 feet to 8,000 feet. As of September 30, 2025, we held approximately 100,000 net acres in the Uinta Basin, and with a high working interest and the majority of acreage held by production, we have high operational control of our existing acreage, which provides significant upside for additional development and recompletions.
Over the last few years, the Uinta Basin has experienced an increase in activity by new and existing operators, driven by acquisition and divestiture activity and successful results from horizontal drilling across the basin, which we believe indicates significant new development potential for our existing acreage. In April 2024, we acquired a 21% working interest in four, two-to-three mile lateral wells in the Uteland Butte reservoir, adjacent to our existing operations, which were put on production in the second quarter of 2024. The initial production rates from those four wells exceeded our initial expectations. In November 2024, we executed an agreement to exchange, on an equal value basis, certain of our oil, gas, and mineral leasehold interests in Duchesne County, Utah, for that of another operator’s, also located in Duchesne County, Utah. We received an approximately 17% working interest in three, three-mile Drilling Spacing Units (DSUs) in exchange for an approximately 75% working interest in one, two-mile DSU. Like the first four horizontal wells that we farmed-in, these wells are adjacent to our existing operations, and the results from all of these farmed-in horizontal wells will be useful to evaluating opportunities on our own acreage. In the second quarter of 2025, we executed another farm-in agreement for a 30% working interest on a horizontal well targeting the Castle Peak reservoir of the Uinta Basin, which was brought online in October 2025.

Our 2025 capital program includes the drilling and completion of an operated, four-well horizontal pad in the Uteland Butte reservoir of the Uinta Basin with depths ranging from 6,000 to 6,500 feet. These wells were drilled in the first half of 2025 and we finished the completion activity for these wells in the second and third quarters of 2025. We began flowback on these four wells in August 2025 and the initial production rates are in-line with our expectations. This activity marks the development of our first operated horizontal pad on our Uinta Basin acreage, and the results will inform our plans for further horizontal development across our acreage in Utah. Similar to our 2025 capital program in California, we incurred the majority of our 2025 capital expenditures for our Utah program by the end of the third quarter.
C&J Well Services is one of the largest upstream well servicing and abandonment services businesses in California, providing a suite of services to third-party oil and natural gas production companies and to our E&P operations, including well servicing and workover, water logistics, and plugging and abandonment (P&A) services on wells at the end of their productive life. We believe CJWS has growth opportunities based on the significant inventory of idle wells within California, coupled with existing and new regulations that will increase the annual idle well management obligations of operators. With extensive experience operating in California and a best-in-class safety record, CJWS provides a competitive advantage to Berry by providing access and control over an important part of our supply chain. Additionally, CJWS supports our commitment to be a responsible operator and reduce fugitive GHG emissions —including methane and carbon dioxide—through the plugging and abandonment of idle wells.
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

Business Environment, Market Conditions and Outlook
Our operating and financial results, and those of the oil and gas industry as a whole, are heavily influenced by commodity prices, including differentials, which have and may continue to fluctuate significantly as a result of numerous market-related variables, including global geopolitical and economic conditions, and local and regional market factors and dislocations. Average oil prices were slightly higher for the third quarter of 2025 compared to the second quarter of 2025. Increased geopolitical risk largely balanced downward pricing pressure from OPEC+ announcements to increase production in the third quarter. Natural gas prices for the third quarter of 2025 increased slightly relative to the second quarter of 2025. Oil and natural gas prices have been, and may remain, volatile. As a net gas purchaser, our operating costs are generally expected to be more impacted by the volatility of natural gas prices than our gas sales. To reduce our exposure to oil and gas price volatility and in accordance with the covenants of our debt agreements, our strategy includes maintaining an active hedging program covering a significant portion of our forecasted production to help us achieve more predictable cash flows. For more information regarding our hedging program, see “Liquidity and Capital Resources—Hedging.”
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
The price of oil is impacted by the actions of OPEC+. OPEC+ has, since 2022, implemented a series of groupwide and voluntary production cuts to address market imbalances. Combined reductions reached a peak of roughly 5.85 mmbbl/d. Beginning in the second quarter of 2025, members of OPEC+ started to phase out portions of the voluntary production cuts, though remaining production cuts are expected to extend into 2026, subject to market condition.
In addition, President Trump has issued numerous executive orders aimed at increasing oil production and decreasing commodity prices, among other matters, and has in the past instituted tariffs that could cause inflation, slow economic growth, and intensify trade disputes. Collectively, these actions have created uncertainty in the market which has contributed to recent oil price declines. We continue to monitor the economic effects of U.S. trade policy as well as opportunities to mitigate their impacts on costs and prices, though the ultimate policy and its effect remains uncertain.
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
Oil and natural gas prices could fluctuate further with any changes in demand due to, among other things, the ongoing conflicts in Ukraine and the Middle East, international sanctions, speculation as to future actions by OPEC+, higher gas prices, high interest rates, tariffs, inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including increased volatility in financial and credit markets or a prolonged recession.
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

	Three Months Ended
	September 30, 2025		June 30, 2025		September 30, 2024
	Average Price	Realization(1)	Average Price	Realization(1)	Average Price	Realization(1)
Sales of Crude Oil (per bbl):
Brent	$68.17		$66.71		$78.71
Realized price without derivative settlements	$62.21	91%	$61.26	92%	$72.40	92%
Effects of derivative settlements	5.12		6.28		(1.39)
Realized price with derivative settlements	$67.33	99%	$67.54	101%	$71.01	90%

WTI	$64.94		$63.92		$75.26
Realized price without derivative settlements	$62.21	96%	$61.26	96%	$72.40	96%

Purchased Natural Gas (per mmbtu)
Average Monthly Settled Price - NWPL	$2.60		$2.18		$1.92
Realized price without derivative settlements	$3.17	122%	$2.80	128%	$2.72	142%
Effects of derivative settlements	1.49		1.89		1.64
Realized price with derivative settlements	$4.66	179%	$4.69	215%	$4.36	227%
__________
(1)    Represents the percentage of our realized prices compared to the indicated index.

	Nine Months Ended
	September 30, 2025		September 30, 2024
	Average Price	Realization(1)	Average Price	Realization(1)
Sales of Crude Oil (per bbl):
Brent	$69.91		$81.82
Realized price without derivative settlements	$64.37	92%	$75.31	92%
Effects of derivative settlements	3.79		(2.71)
Realized price with derivative settlements	$68.16	97%	$72.60	89%

WTI	$66.76		$77.62
Realized price without derivative settlements	$64.37	96%	$75.31	97%

Purchased Natural Gas (per mmbtu)
Average Monthly Settled Price - NWPL	$2.88		$2.24
Realized price without derivative settlements	$3.45	120%	$3.04	136%
Effects of derivative settlements	1.24		1.53
Realized price with derivative settlements	$4.69	163%	$4.57	204%
__________
(1)    Represents the percentage of our realized prices compared to the indicated index.

Oil Prices
California oil prices are Brent-influenced as California refiners import approximately 77% of the state’s demand from OPEC+ countries and other waterborne sources. We believe that receiving Brent-influenced pricing contributes to our ability to continue realizing strong cash margins in California. Though the California market generally receives Brent-influenced pricing, California oil prices are also determined by local supply and demand dynamics, including third-party transportation and infrastructure capacity. In the third quarter of 2025, average oil prices were slightly higher than the second quarter of 2025, remaining below levels where they were seen in the first quarter of 2025 and the fourth quarter of 2024. Interim price volatility during the third quarter of 2025 was largely driven by the gradual unwinding of OPEC+ cuts and geopolitical events.
In October 2024, Phillips 66 announced plans to close its Wilmington refinery in Los Angeles in late 2025. Additionally, in April 2025, Valero announced plans to close its Benicia refinery in the San Francisco Bay Area by April 2026. Following the closure of these refineries, we expect California to have approximately 1.3 million barrels per day of remaining refining capacity, which is over four times the amount of crude oil produced in California in 2024. Further, the California Energy Commission issued policy recommendations in June 2025 to expand oil storage requirements and provide more regulatory flexibility designed to reduce uncertainty and volatility for the oil and gas industry. We currently do not expect that the announced refinery closures will negatively impact our price realizations; however, additional refinery closures could have an adverse impact on our ability to market our crude production in California. The Southern California refinery fire in October 2025 has had no impact on the marketing of our products.
Utah oil prices have historically traded at a discount to WTI. The oil is sold to local refineries that are designed for the oil’s unique characteristics and transported via rail to other refiners, primarily in the Gulf Coast. A major loading terminal in Utah is also expected to more than double its processing capacity by spring 2026, enhancing takeaway capacity and market access. We have high operational control of our existing acreage, which provides significant upside for additional vertical and/or horizontal development wells and recompletions. For the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, Utah had an average realized oil price of $50.50, $49.08 and $60.35, respectively, compared to an average Brent oil price of $68.17, $66.71 and $78.71 for the same periods.
Gas Prices
For our California steam operations, the price we pay for fuel gas purchases is generally based on the Northwest, Rocky Mountains index for purchases made in the Rockies and the SoCal Gas city-gate index for purchases made in California. We currently buy most of our gas in the Rockies. Now that we are purchasing a majority of our fuel gas in the Rockies, most of the purchases made in California use the SoCal Gas city-gate index, whereas prior to this shift the predominant index for California purchases was Kern, Delivered. The price from the Northwest, Rocky Mountain index was as high as $2.81 per mmbtu and as low as $2.33 per mmbtu in the third quarter of 2025. The price from the SoCal Gas city-gate index was as high as $4.21 per mmbtu and as low as $3.41 per mmbtu in the third quarter of 2025. Overall, on an unhedged basis, we paid an average of $3.17 per mmbtu in the third quarter of 2025 for our gas purchases which includes transportation costs. When including the hedging effects in our gas purchases, we paid $4.66, $4.69 and $4.36 per mmbtu in the third quarter of 2025, the second quarter of 2025, and the third quarter of 2024, respectively.

The price of our gas sales is generally based on the Northwest, Rocky Mountains index, as selling at the same index as fuel gas purchases provides a natural hedge for gas purchases. In the third quarter of 2025, natural gas sales from our Utah operations had an average realized gas price of $2.99, compared to an average Northwest, Rocky Mountains gas price of $2.60, which was a 115% realization. In the three months ended June 30, 2025 and September 30, 2024, Utah had an average realized gas price of $2.30, and $2.01, compared to an average Northwest, Rocky Mountains gas price of $2.18, or 106% realization, and $1.92, or 105% realization, respectively.

Natural gas prices and differentials are strongly affected by local market fundamentals, availability of transportation capacity from producing areas and seasonal impacts. Our key exposure to gas prices is in our costs. We purchase more natural gas for our California steamfloods and cogeneration facilities than we produce and sell in the Rockies. We purchase most of our gas in the Rockies and transport it to our California operations using our Kern River pipeline capacity. Beginning in 2025, we purchased approximately 43,000 mmbtu/d in the Rockies (48,000 mmbtu/d prior to this change), with the remaining volumes purchased in California markets. Gas volumes purchased in California fluctuate and averaged 2,000 mmbtu/d in each of the third quarter of 2025, the second quarter of 2025 and the third quarter of 2024. The natural gas we purchase in the Rockies is shipped to our operations in California to help limit our exposure to California fuel gas purchase price fluctuations. We strive to further minimize the variability of our fuel gas costs for our steam operations by hedging a significant portion of our gas purchases. Additionally, the negative impact of higher gas prices on our California operating expenses is partially offset by higher gas sales for the gas we produce and sell in the Rockies. The Kern River pipeline capacity allows us to purchase and sell natural gas at the same pricing indices.

We seek to mitigate a substantial portion of the gas purchase price exposure for our cogeneration plants by selling excess electricity from our cogeneration operations to third parties at prices linked to the price of natural gas. Aside from the impact gas prices have on electricity prices, these sales are generally higher in the summer months as they include seasonal capacity amounts. Gas prices increased in the third quarter of 2025 compared to the second quarter of 2025. Our hedging strategy coupled with our midstream access to gas from the Rockies helps us mitigate the impact of high natural gas prices on our cost structure.

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
Permitting Update
Over the last few years, a number of developments at both the California state and local levels have resulted in significant delays in the issuance of permits to drill new oil and gas wells in Kern County, where all of our California assets are located. We have secured all of the permits necessary to execute our 2025 operating plan, as well as permits to support sidetrack drilling and workover activity into 2026. On June 26, 2025, Kern County approved revisions to its oil and gas permitting ordinance and certified a Second Supplemental Recirculated Environmental Impact Report (SSREIR) which could allow for approximately 2,700 new oil wells to be permitted each year. In September 2025, Senate Bill 237 (SB 237) was signed and once in effect will implement a number of changes to help facilitate new and continued oil and gas production in California (particularly in Kern County). Among other provisions, SB 237 deems the SSREIR sufficient for full compliance with the requirements of the California Environmental Quality Act (CEQA) for purposes of a certain Kern County zoning ordinances related to oil and gas activities and requires no further environmental review. These provisions of SB 237 apply prospectively and, in certain circumstances, retroactively and become effective as of January 1, 2026. We expect Kern County and CalGEM to begin issuing significantly more well permits in Kern County from the beginning of 2026 for up to the next ten years.
We believe that this legislation provides greater regulatory certainty for oil and gas operations in Kern County, which accounts for a substantial portion of California’s crude oil and natural gas production. The adoption of SB 237 is particularly important to our business as all of our assets in California are located in Kern County. SB 237’s facilitation of the timely resumption of permitting activity will likely support operational continuity and investment planning by California’s oil and gas industry. In addition, we believe that the increased clarity around permitting standards will help to enhance long-term development opportunities in Kern County, benefiting both the broader industry and our California asset base.
In addition, Assembly Bill 1207 (AB 1207) was enacted in September 2025 and extends California’s GHG Cap-and-Invest program through 2045 and modifies key program parameters, including offset eligibility and the allocation of free allowances. The legislation establishes a Climate Mitigation Fund to support consumer rebates and investments to reduce household energy costs. AB 1207 also establishes emissions reduction initiatives and enhances program transparency through expanded reporting requirements for the California Air Resources Board. While AB 1207 provides long-term certainty, it may increase compliance costs associated with carbon pricing and limit the availability of lower cost offset options for regulated entities. For additional information regarding well permitting with respect to our California operations, see Part I, Item 1 “Regulatory Matters” in our Annual Report.
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
Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes significant provisions, including favorable changes to bonus depreciation and the business interest limitation. The impact of the new legislation is expected to result in increased tax deductions and credits and reduced federal tax payments.
Inflation
The Company, similar to other companies in our industry, has experienced inflationary pressures on our costs over the past few years which has resulted in increases to the costs of our goods, services and personnel, which in turn, have caused our capital expenditures and operating costs to rise since 2021. During the first three quarters of 2025, inflation rates continued to stabilize and decrease following a trend of increasing inflation that began in the middle of 2023. We are unable to predict if such inflationary pressures and contributing factors will continue through the remainder of 2025. We have not experienced a material change to our cost structure due to inflation thus far in 2025. We will continue to monitor cost trends that could have an impact on our capital expenditures and operating costs next year and beyond.

Our Capital Program
For the three and nine months ended September 30, 2025, our total capital expenditures were approximately $17 million and $100 million, respectively, including capitalized overhead and interest and excluding acquisitions and asset retirement spending. E&P and corporate expenditures were approximately $17 million and $99 million for the three and nine months ended September 30, 2025 (which excludes well servicing and abandonment services capital of less than $1 million in each period). The capital expenditures for the nine months ended September 30, 2025 were generally split equally between our California and Utah operations. During the first nine months of 2025, we drilled 31 wells in California and four horizontal wells in Utah. In the second quarter of 2025, we executed on a majority of the completion activity for the four horizontal wells in Utah, which were brought online in the third quarter of 2025.
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
Exclusive of the capital expenditures noted above, for the full year 2025, we currently expect to spend approximately $22 million to $26 million on plugging and abandonment activities, a significant portion of which is planned to meet our annual requirements under California’s idle well regulations. During the third quarter of 2025, we incurred plugging and abandonment costs of approximately $6 million related to a steam-to-surface event in the thermal diatomite, and we expect to recover a majority of such costs from an outstanding insurance claim. The full year spending estimate does not include the net impact of the estimated insurance recoupment. We spent approximately $7 million and $20 million for plugging and abandonment activities in the three and nine months ended September 30, 2025, respectively.
For information about the potential risks related to our capital program, see Part I, Item IA. “Risk Factors” in our Annual Report and Part II, Item 1A. “Risk Factors” in this Quarterly Report.

Production and Prices
The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Three Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024
Average daily production:(1)
Oil (mbbl/d)	21.8	22.0	22.8
Natural Gas (mmcf/d)	9.1	9.1	9.5
NGL (mbbl/d)	0.6	0.4	0.4
Total (mboe/d)(2)	23.9	23.9	24.8
Total Production:
Oil (mbbl)	2,008	2,006	2,096
Natural gas (mmcf)	840	827	872
NGLs (mbbl)	52	33	40
Total (mboe)(2)	2,200	2,177	2,281
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$62.21	$61.26	$72.40
Effects of scheduled derivative settlements ($/bbl)	$5.12	$6.28	$(1.39)
Oil with hedges ($/bbl)	$67.33	$67.54	$71.01
Natural gas ($/mcf)	$2.99	$2.30	$2.01
NGL ($/bbl)	$20.69	$26.04	$24.01
Average Benchmark prices:
Oil (bbl) – Brent	$68.17	$66.71	$78.71
Oil (bbl) – WTI	$64.94	$63.92	$75.26
Natural gas (mmbtu) – SoCal Gas city-gate(3)	$3.78	$3.11	$2.68
Natural gas (mmbtu) – Northwest, Rocky Mountains(4)	$2.60	$2.18	$1.92
Natural gas (mmbtu) – Henry Hub(4)	$3.03	$3.19	$2.11
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, in the three months ended September 30, 2025, the average prices of Brent oil and Henry Hub natural gas were $68.17 per bbl and $3.03 per mmbtu.
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

The following table sets forth average daily production by operating area for the periods indicated:

	Three Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024
Average daily production (mboe/d):(1)
California	18.4	19.7	20.1
Utah	5.5	4.2	4.7
Total average daily production	23.9	23.9	24.8
__________
(1)    Production represents volumes sold during the period.

Our average daily production was 23.9 mboe/d for the three months ended September 30, 2025 and June 30, 2025. Our California production was 18.4 mboe/d for the three months ended September 30, 2025, which was 7% or 1.3 mboe/d lower than the three months ended June 30, 2025. The decrease was mostly due to steam reduction in response to the steam-to-surface event at one well resulting in unplanned downtime and delay to start up of development. September production recovered due to the successful resumption of steam injection after the steam-to-surface event was resolved and the new sidetrack wells drilled in the thermal diatomite were brought online. Our Utah production was 5.5 mboe/d for the three months ended September 30, 2025, 31% or 1.3 mboe/d higher than the three months ended June 30, 2025, due to the start-up of the four horizontal wells drilled and completed during the second and third quarters of 2025.

Our average daily production decreased 4% or 0.9 mboe/d for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. California average daily production was 18.4 mboe/d for the third quarter of 2025, 1.7 mboe/d lower than the same period during 2024, due to natural decline and the temporary impact of the events from the third quarter of 2025 that are discussed above. These decreases were partially offset by increased production due to development activity in the Midway Sunset field. Utah average daily production for the three months ended September 30, 2025 increased 17% or 0.8 mboe/d to 5.5 mboe/d compared to the same period in 2024, due to the new horizontal wells coming online.

The following table sets forth information regarding average daily production, total production and average prices for each of the periods indicated.

	Nine Months Ended
	September 30, 2025	September 30, 2024
Average daily production:(1)
Oil (mbbl/d)	22.3	23.3
Natural Gas (mmcf/d)	8.7	8.8
NGL (mbbl/d)	0.4	0.4
Total (mboe/d)(2)	24.2	25.2
Total Production:
Oil (mbbl)	6,086	6,386
Natural gas (mmcf)	2,380	2,404
NGLs (mbbl)	119	104
Total (mboe)(2)	6,602	6,891
Weighted-average realized sales prices:
Oil without hedges ($/bbl)	$64.37	$75.31
Effects of scheduled derivative settlements ($/bbl)	$3.79	$(2.71)
Oil with hedges ($/bbl)	$68.16	$72.60
Natural gas ($/mcf)	$3.04	$2.46
NGL ($/bbl)	$25.00	$25.70
Average Benchmark prices:
Oil (bbl) – Brent	$69.91	$81.82
Oil (bbl) – WTI	$66.76	$77.62
Natural gas (mmbtu) – SoCal Gas city-gate(3)	$3.79	$2.91
Natural gas (mmbtu) – Northwest, Rocky Mountains(4)	$2.88	$2.24
Natural gas (mmbtu) – Henry Hub(4)	$3.45	$2.11
__________
(1)    Production represents volumes sold during the period. We also consume a portion of the natural gas we produce on lease to extract oil and gas.
(2)    Natural gas volumes have been converted to boe based on energy content of six mcf of gas to one bbl of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, during the nine months ended September 30, 2025, the average prices of Brent oil and Henry Hub natural gas were $69.91 per bbl and $3.45 per mmbtu respectively.
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
(4)    Northwest, Rocky Mountains and Henry Hub are the relevant indices used for gas purchases and sales, respectively, in the Rockies.

The following table sets forth average daily production by operating area for the periods indicated:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Average daily production (mboe/d):(1)
California	19.5	20.8
Utah	4.7	4.4
Total average daily production	24.2	25.2
__________
(1)    Production represents volumes sold during the period.

Average daily production for the nine months ended September 30, 2025, decreased 4% or 1.0 mboe/d to 24.2 mboe/d compared to the same period in 2024. California production declined 6% or 1.3 mboe/d to 19.5 mboe/d due to natural decline and the temporary impact of the events from the third quarter of 2025 that are discussed above, partially offset by increased production from development activity in the Midway Sunset field. Utah average daily production for the nine months ended September 30, 2025, increased 7% or 0.3 mboe/d compared to the same period in 2024 due to new production from both our non-operated and operated horizontal wells.

Results of Operations
Three Months Ended September 30, 2025 compared to Three Months Ended June 30, 2025.

	Three Months Ended
	September 30, 2025	June 30, 2025	$ Change	% Change
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$128,489	$125,637	$2,852	2%
Service revenue(1)	20,762	22,824	(2,062)	(9)%
Electricity sales	5,314	4,886	428	9%
(Losses) gains on oil and gas sales derivatives	(4,666)	56,423	(61,089)	n/a
Marketing and other revenues	1,243	308	935	>100%
Total revenues and other	$151,142	$210,078	$(58,936)	(28)%
__________
(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $29 million and $31 million and the intercompany elimination was $8 million for the quarters ended September 30, 2025 and June 30, 2025, respectively.
Revenues and Other
Oil, natural gas and NGL sales increased by $3 million, or 2%, to approximately $128 million for the three months ended September 30, 2025, compared to the three months ended June 30, 2025. The increase included $2 million from higher oil prices and $1 million from higher gas prices.
Service revenue consisted entirely of revenue from the well servicing and abandonment services business, excluding intercompany amounts. Service revenue decreased by $2 million, or 9%, to $21 million for the three months ended September 30, 2025, compared to the three months ended June 30, 2025 due to decreased activity.
Electricity sales represent sales to utilities and were flat at $5 million for the three months ended September 30, 2025, compared to the three months ended June 30, 2025.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Our settlement gains for the three months ended September 30, 2025 and June 30, 2025 were $10 million and $9 million, respectively. The quarter-over-quarter increase in settlement gains was primarily due to lower settlement prices relative to fixed prices in the second quarter 2025. The mark-to-market non-cash loss for the three months ended September 30, 2025 was $15 million compared to a gain of $48 million for three months ended June 30, 2025. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).
Marketing and other revenues, which included third-party marketing activities, were $1 million for the three months ended September 30, 2025, due to higher activity when compared to the three months ended June 30, 2025.

	Three Months Ended		$ Change	% Change
	September 30, 2025	June 30, 2025
	(in thousands)
Expenses and other:
Lease operating expenses	$58,137	$53,193	$4,944	9%
Costs of services(1)	18,410	19,001	(591)	(3)%
Electricity generation expenses	838	624	214	34%
Transportation expenses	1,337	1,225	112	9%
Marketing expenses	1,651	345	1,306	>100%
Acquisition and other transaction costs(2)	3,286	310	2,976	>100%
General and administrative expenses	20,242	20,270	(28)	—%
Depreciation, depletion and amortization	38,514	35,294	3,220	9%
Taxes, other than income taxes	14,056	12,957	1,099	8%
Losses on natural gas purchase derivatives	16,049	3,130	12,919	>100%
Other operating (income) expense	(2,314)	1,365	(3,679)	>100%
Total expenses and other	170,206	147,714	22,492	15%
Other expenses:
Interest expense	(16,430)	(15,513)	(917)	6%
Other, net	(2)	(59)	57	(97)%
Total other expenses	(16,432)	(15,572)	(860)	6%
(Loss) income before income taxes	(35,496)	46,792	(82,288)	>100%
Income tax (benefit) expense	(9,479)	13,188	(22,667)	>100%
Net (loss) income	$(26,017)	$33,604	$(59,621)	>100%
Adjusted EBITDA(3)	$49,404	$52,915	$(3,511)	(7)%
Adjusted Net Income (Loss)(3)	$(5,867)	$(364)	$(5,503)	>100%
__________
(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, costs of services were $26 million for three months ended September 30, 2025 and $27 million for three months ended June 30, 2025. The intercompany elimination was $8 million for both the three months ended September 30, 2025 and June 30, 2025.
(2)    Includes legal and other professional expenses related to various transaction activities.
(3)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.

Expenses
Lease operating expenses, which do not include the effects of gas purchase hedges, increased 9% or $5 million to $58 million in the third quarter of 2025 when compared to the second quarter of 2025. Lease operation expense excluding fuel increased $3 million due to higher outside services from increased activities and higher power from summer rates. A majority of these higher costs in the third quarter of 2025 was a result of the steam-to-surface event at one well at Mid-North Diatomite. Natural gas (fuel) costs for our California steam generation facilities increased $2 million, primarily due to an increase in prices.
Costs of services consisted entirely of costs from the well servicing and abandonment services business, excluding intercompany amounts. Cost of services decreased $1 million, or 3%, to $18 million in the third quarter of 2025 due to decreased activity.
Electricity generation expenses were flat in the three months ended September 30, 2025 compared to the three months ended June 30, 2025.

Natural gas purchase derivatives for the three months ended September 30, 2025, resulted in a loss of $16 million that included $6 million settlement losses and $10 million mark-to-market valuation losses. Natural gas derivatives in the second quarter of 2025 resulted in a $3 million loss that included $8 million settlement losses and $5 million mark-to-market valuation gains. Quarter-over-quarter settlement losses decreased due to higher average settlement prices in the third quarter compared to those in the second quarter.
Transportation expenses were comparable for the periods presented.
Acquisition and other transaction costs were $3 million for the three months ended September 30, 2025 compared to less than $1 million for the three months ended June 30, 2025 and include legal and professional expenses related to various transaction activities, and in 2025 were mostly related to the Merger discussed elsewhere.
General and administrative expenses were flat at $20 million for the three months ended September 30, 2025 and three months ended June 30, 2025. Amounts in each of these periods included $2 million in non-cash stock compensation.
Adjusted General and Administrative Expenses, which exclude non-cash stock compensation expense and non-recurring costs, were flat for the three months ended September 30, 2025, compared to the three months ended June 30, 2025. See “—Non-GAAP Financial Measures” for a reconciliation of general and administrative expenses, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted General and Administrative Expenses.
DD&A increased $3 million for the three months ended September 30, 2025, compared to the three months ended June 30, 2025 primarily due to an increase in the depletion rate.
Taxes, Other Than Income Taxes

	Three Months Ended		$ Change	% Change
	September 30, 2025	June 30, 2025
	(per boe)
Severance taxes	$1.58	$1.93	$(0.35)	(18)%
Ad valorem and property taxes	2.03	2.04	(0.01)	—%
Greenhouse gas allowances and other emission costs	2.78	1.98	0.80	40%
Total taxes other than income taxes	$6.39	$5.95	$0.44	7%
Taxes, other than income taxes, increased in the three months ended September 30, 2025 by $0.44 per boe, or 7%, to $6.39. The increase included higher greenhouse gas mark-to-market prices compared to the second quarter of 2025, partially offset by lower severance taxes.
Other Operating (Income) Expenses
Other operating income was $2 million for the three months ended September 30, 2025, which was related to development permit refunds and property tax refunds. In three months ended June 30, 2025, other operating expense was $1 million.
Interest Expense
Interest expense increased $1 million or 6% for the three months ended September 30, 2025, compared to the three months ended June 30, 2025 due to increased borrowing activity on the revolver.

Income Taxes
Our effective tax rate was 27% for the three months ended September 30, 2025, which is comparable to 28% for the quarter ended June 30, 2025.
Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024.

	Three Months Ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$128,489	$154,438	$(25,949)	(17)%
Service revenue(1)	20,762	25,465	(4,703)	(18)%
Electricity sales	5,314	4,410	904	20%
(Losses) gains on oil and gas sales derivatives	(4,666)	75,434	(80,100)	n/a
Marketing and other revenues	1,243	1,961	(718)	(37)%
Total revenues and other	$151,142	$261,708	$(110,566)	(42)%
__________
(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $29 million and $31 million and the intercompany elimination was $8 million and $5 million for the quarters ended September 30, 2025 and 2024, respectively.
Revenues and Other
Oil, natural gas and NGL sales decreased $26 million, or 17%, to approximately $128 million for the three months ended September 30, 2025, when compared to the three months ended September 30, 2024. The decrease in revenue was driven by $20 million lower oil prices and $6 million lower oil volumes, partially offset by a $1 million increase in gas price. The lower oil volumes included temporary downtime related to the steam-to-surface event at one well in the third quarter of 2025.
Service revenue (excluding intercompany amounts) decreased by $5 million, or 18%, to $21 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to decreased activity and rates in the third quarter of 2025.
Electricity sales represent sales to utilities and were $1 million higher at $5 million for the three months ended September 30, 2025, primarily due to higher resource adequacy payments received when compared to the three months ended September 30, 2024.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Settlement gains for the three months ended September 30, 2025 were $10 million compared to losses of $3 million for the three months ended September 30, 2024. Settlement gains in the third quarter of 2025 were driven by higher average fixed prices relative to average settlement prices. Notional volumes were 18 mbbl/d in the third quarter of 2025 and 15 mbbl/d in the third quarter of 2024. The mark-to-market non-cash loss for the three months ended September 30, 2025 was $15 million compared to a gain of $78 million for the three months ended September 30, 2024. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).
Marketing and other revenues, which include third-party gas marketing and processing revenue as well as revenue from gas we purchased in the Rockies and sold into the California market, decreased less than $1 million in the three months ended September 30, 2025 due to less gas marketing activity.

	Three Months Ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Expenses and other:
Lease operating expenses	$58,137	$54,900	$3,237	6%
Costs of services(1)	18,410	22,911	(4,501)	(20)%
Electricity generation expenses	838	1,245	(407)	(33)%
Transportation expenses	1,337	1,332	5	—%
Marketing expenses	1,651	1,825	(174)	(10)%
Acquisition and other transaction costs(2)	3,286	971	2,315	>100%
General and administrative expenses	20,242	19,111	1,131	6%
Depreciation, depletion and amortization	38,514	42,749	(4,235)	(10)%
Taxes, other than income taxes	14,056	10,351	3,705	36%
Losses on natural gas purchase derivatives	16,049	7,775	8,274	>100%
Other operating income	(2,314)	(4,687)	2,373	(51)%
Total expenses and other	170,206	158,483	11,723	7%
Other expenses:
Interest expense	(16,430)	(8,986)	(7,444)	83%
Other, net	(2)	56	(58)	>100%
Total other expenses	(16,432)	(8,930)	(7,502)	84%
(Loss) income before income tax	(35,496)	94,295	(129,791)	>100%
Income tax (benefit) expense	(9,479)	24,432	(33,911)	>100%
Net (loss) income	$(26,017)	$69,863	$(95,880)	>100%
Adjusted EBITDA(3)	$49,404	$67,121	$(17,717)	(26)%
Adjusted Net Income (Loss)(3)	$(5,867)	$10,839	$(16,706)	>100%
__________
(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, costs of services was $26 million and $28 million and the intercompany elimination was $8 million and $5 million for the quarters ended September 30, 2025 and September 30, 2024, respectively.
(2)    Includes legal and other professional expenses related to various transaction activities.
(3)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures”.

Expenses
Lease operating expenses, which do not include the effects of gas purchase hedges, increased 6% or $3 million to $58 million for the third quarter of 2025 when compared to the third quarter of 2024. Non-fuel lease operating expense increased $2 million in the third quarter of 2025 due to higher outside services and surface facility costs. A majority of these higher costs in the third quarter of 2025 was a result of the steam-to-surface event at Mid-North Diatomite. Natural gas (fuel) costs for our California steam generation facilities increased $1 million in the third quarter of 2025 due to an increase in price.
Cost of services (excluding intercompany amounts) decreased $5 million, or 20%, to $18 million for the third quarter of 2025 compared to the same period in 2024 primarily due to lower activity.
Natural gas purchase derivatives in the three months ended September 30, 2025, resulted in a loss of $16 million that included $6 million settlement losses and $10 million mark-to-market losses. Natural gas purchase derivatives in the same period of 2024 resulted in a loss of $8 million including $7 million settlement losses and mark-to-market losses of less than $1 million.
Marketing expenses, which includes third-party gas marketing and processing expenses, as well as costs from gas we purchased in the Rockies and sold into the California market, were flat at $2 million in the three months ended September 30, 2025 compared to the same period in 2024.
Transportation expenses were comparable for the periods presented.
Acquisition and other transaction costs were $3 million for the three months ended September 30, 2025 compared to $1 million for the three months ended September 30, 2024 and include legal and professional expenses related to various transaction activities, and in 2025 mostly related to the Merger discussed elsewhere.
General and administrative expenses increased $1 million to $20 million for the three months ended September 30, 2025 when compared to the same period in 2024. For both the three months ended September 30, 2025, and 2024, general and administrative expenses had $2 million in non-cash stock compensation expense. We had no non-recurring costs in the third quarter of 2025 compared to $1 million in the same period for 2024.
Adjusted General and Administrative Expenses, which exclude non-cash stock compensation expense and non-recurring costs increased $2 million to $18 million for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024 primarily due to higher payroll related costs and professional and legal expenses. See “—Non-GAAP Financial Measures” for a reconciliation of general and administrative expenses, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted General and Administrative Expenses.
DD&A decreased $4 million, or 10%, to $39 million in the three months ended September 30, 2025, primarily due to a decrease in the depletion rate and lower production when compared to the three months ended September 30, 2024.
Taxes, Other Than Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2025	2024
	(per boe)
Severance taxes	$1.58	$1.66	$(0.08)	(5)%
Ad valorem and property taxes	2.03	2.44	(0.41)	(17)%
Greenhouse gas allowances and other emission costs	2.78	0.44	2.34	>100%
Total taxes other than income taxes	$6.39	$4.54	$1.85	41%

Taxes, other than income taxes increased in the three months ended September 30, 2025, by 41% to $6.39 per boe primarily due to GHG mark-to-market prices increasing in the third quarter of 2025 compared to a price decrease for the same period of 2024, partially offset by lower ad valorem and severance taxes.
Other Operating (Income) Expense
For the three months ended September 30, 2025, other operating income was $2 million, which was related to development permit refunds and property tax refunds. For the three months ended September 30, 2024, other operating income was $5 million and mainly consisted of a gain on CJWS property sold of approximately $5 million in addition to a loss on material and equipment sales of approximately $1 million.
Interest Expense

Interest expense increased $7 million in the three months ended September 30, 2025, when compared to the three months ended September 30, 2024, primarily due to the higher prevailing interest rate associated with our borrowings and increased amortization of deferred financing costs.
Income Taxes
Our effective tax rate was approximately 27% for the three months ended September 30, 2025 which is comparable 26% for the three months ended September 30, 2024.
Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024.

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Revenues and other:
Oil, natural gas and NGL sales	$401,988	$489,537	$(87,549)	(18)%
Service revenue(1)	67,250	88,303	(21,053)	(24)%
Electricity sales	15,167	12,344	2,823	23%
Gains (losses) on oil and gas sales derivatives	57,232	(1,610)	58,842	n/a
Marketing and other revenues	2,234	8,848	(6,614)	(75)%
Total revenues and other	$543,871	$597,422	$(53,551)	(9)%
__________
(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, service revenue was approximately $90 million and $103 million and the intercompany elimination was $22 million and $15 million for the nine months ended September 30, 2025 and 2024, respectively.
Revenues and Other
Oil, natural gas and NGL sales decreased $88 million, or 18%, to $402 million for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. The variance was driven by a $67 million decrease in oil prices and a $22 million decrease in oil volumes, partially offset by a $1 million increase in gas prices. The lower oil volumes were due to natural decline and downtime related to the steam-to-surface event at one well in the third quarter of 2025.
Service revenue (excluding intercompany amounts) decreased $21 million, or 24%, to $67 million for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024, due to lower activity and rates.
Electricity sales, which represent sales to utilities increased $3 million, or 23%, to $15 million for the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024, due to higher resource adequacy payments received and operating volumes.
Gain or loss on oil and gas sales derivatives consists of settlement gains and losses and mark-to-market gains and losses. Settlement gains for the nine months ended September 30, 2025 were $19 million compared to a loss of $17 million for nine months ended September 30, 2024. Settlement gains in the third quarter of 2025 were driven by a lower average settlement price relative to the average fixed price. The mark-to-market non-cash gain was $38 million for the nine months ended September 30, 2025, compared to a gain of $16 million for the nine months ended September 30, 2024. Because we are the floating price payer on these swaps, generally, period to period decreases (increases) in the associated price index create valuation gains (losses).

Marketing and other revenues, which includes third-party gas marketing and processing revenue, as well as revenue from gas we purchased in the Rockies and sold into the California market, was $2 million in the nine months ended September 30, 2025, $7 million lower than the same period in 2024, due to less gas marketing activity.

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Expenses and other:
Lease operating expenses	$168,612	$170,061	$(1,449)	(1)%
Costs of services(1)	58,236	75,236	(17,000)	(23)%
Electricity generation expenses	2,671	2,924	(253)	(9)%
Transportation expenses	3,501	3,430	71	2%
Marketing expenses	2,288	8,100	(5,812)	(72)%
Acquisition and other transaction costs(2)	3,596	4,982	(1,386)	(28)%
General and administrative expenses	60,817	58,226	2,591	4%
Depreciation, depletion and amortization	114,200	128,423	(14,223)	(11)%
Impairment of oil and gas properties	157,910	43,980	113,930	>100%
Taxes, other than income taxes	36,253	38,714	(2,461)	(6)%
Losses on natural gas purchase derivatives	13,488	14,898	(1,410)	(9)%
Other operating income	(548)	(8,024)	7,476	>100%
Total expenses and other	621,024	540,950	80,074	15%
Other expenses
Interest expense	(47,115)	(28,176)	(18,939)	67%
Other, net	211	(80)	291	>100%
Total other expenses	(46,904)	(28,256)	(18,648)	66%
(Loss) income before income taxes	(124,057)	28,216	(152,273)	>100%
Income tax (benefit) expense	(34,964)	7,206	(42,170)	>100%
Net (loss) income	$(89,093)	$21,010	$(110,103)	>100%
Adjusted EBITDA(3)	$170,769	$209,984	$(39,215)	(19)%
Adjusted Net Income(3)	$3,139	$35,904	$(32,765)	(91)%
__________
(1)    The well servicing and abandonment services segment provides services to our E&P segment. Prior to the intercompany elimination, costs of services was $81 million and $90 million and the intercompany elimination was $22 million and $15 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
(2)    Includes legal and other professional expenses related to various transaction activities.
(3)    Adjusted EBITDA and Adjusted Net Income (Loss) are financial measures that are not calculated in accordance with GAAP. For definitions and a reconciliation to the Net Cash Provided by Operating Activities and Net Income (loss), please see “—Non-GAAP Financial Measures.”

Expenses
Lease operating expenses, which do not include the effects of gas purchase hedges, decreased 1%, or $1 million, on an absolute dollar basis to $169 million for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. The decrease was due to lower power, well servicing and lease maintenance costs. Natural gas (fuel) costs for our California steam generation facilities increased $1 million for nine months ended September 30, 2025 when compared to the same period in 2024. A $6 million increase in fuel price was partially offset by a $5 million decrease in fuel volumes.
Cost of services (excluding intercompany amounts) decreased $17 million, or 23%, to $58 million in the nine months ended September 30, 2025, due to lower activity.
Electricity generation expenses were flat at $3 million for the nine months ended September 30, 2025 compared to the same period in 2024.
Loss on natural gas purchase derivatives for the nine months ended September 30, 2025 was $13 million resulting from $15 million settlement losses, partially offset by $2 million mark-to-market gains. Loss on natural gas purchase derivatives for the same period in 2024 was $15 million resulting from $21 million settlement losses, partially offset by $6 million settlement gains. Mark-to-market valuation gains were consistent with the changes in futures prices at the end of each period. Settlement losses were the result of average settlement prices that were lower than average fixed prices during the same periods.
Marketing expenses, which include third-party gas marketing and processing expenses as well as costs from gas we purchased in the Rockies and sold into the California market, was $2 million in the nine months ended September 30, 2025, $6 million lower than the same period in 2024, due to less gas marketing activity.
Transportation expenses were comparable for the periods presented.
Acquisition and other transaction costs were $4 million for the nine months ended September 30, 2025 compared to $5 million for the nine months ended September 30, 2024 and include legal and professional expenses related to various transaction activities, and in 2025 mostly related to the Merger discussed elsewhere.
General and Administrative expenses increased $3 million, or 4%, to approximately $61 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025 and September 30, 2024, General and Administrative expenses included non-cash stock compensation costs of approximately $6 million and $4 million, respectively. We incurred no non-recurring costs for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, we incurred non-recurring costs of $2 million.
Adjusted General and Administrative expenses, which exclude non-cash stock compensation costs and non-recurring costs were $55 million for the nine months ended September 30, 2025, an increase of $2 million driven by an increase in payroll related costs and legal fees when compared to the nine months ended September 30, 2024. See “—Non-GAAP Financial Measures” for a reconciliation of General and Administrative expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted General and Administrative expenses.
DD&A decreased $14 million, or 11%, to $114 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to decreased depletion rates and lower production.
Impairment of Oil and Gas Properties
As a result of operating evaluations, market volatility and price declines we recorded a non-cash pre-tax asset impairment charge of $158 million ($113 million after-tax) on one of our non-thermal diatomite proved properties in California for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, we recorded an impairment of oil and gas properties for $44 million as a result of regulatory changes that negatively impacted unproved oil and gas properties in certain California locations. For information regarding Impairment of

Oil and Gas Properties, see “Note 10—Oil and Natural Gas Properties” in the notes to condensed consolidated financial statements in Part I, Item 1. “Financial Statements” in this Quarterly Report.
Taxes, Other Than Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024
	(per boe)
Severance taxes	$1.88	$1.68	$0.20	12%
Ad valorem and property taxes	2.07	2.36	(0.29)	(12)%
Greenhouse gas allowances and other emission costs	1.54	1.57	(0.03)	(2)%
Total taxes other than income taxes	$5.49	$5.61	$(0.12)	(2)%
Taxes other than income taxes decreased 2% to $5.49 per boe for the nine months ended September 30, 2025, compared to $5.61 per boe for the nine months ended September 30, 2024. Ad valorem and property taxes were lower due to decreased property valuations in the nine months ended September 30, 2025. Severance taxes increased due to supplemental tax charges.
Other Operating (Income) Expenses
For the nine months ended September 30, 2025, other operating income was less than $1 million, which was related to development permit refunds and property tax refunds. For the nine months ended September 30, 2024, other operating income was $8 million and mainly consisted of a $5 million gain on property sold for CJWS, a $1 million gain on prior period royalty receipts, and a $1 million gain on property tax refunds, partially offset by a loss on material and equipment sales of approximately $1 million.
Interest Expense
Interest expense increased $19 million, or 67%, in the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to the higher prevailing interest rate associated with our larger borrowings and increased amortization of deferred financing costs.
Income Taxes
Our effective tax rate was approximately 28% for the nine months ended September 30, 2025, compared to 26% for the nine months ended September 30, 2024, respectively. The effective tax rate in both periods included the effect of certain permanent items that are not deductible for tax purposes and the impact of tax credits generated.

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

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Adjusted EBITDA reconciliation:
Net (loss) income	$(26,017)	$33,604	$69,863	$(89,093)	$21,010
Add (Subtract):
Interest expense	16,430	15,513	8,986	47,115	28,176
Income tax (benefit) expense	(9,479)	13,188	24,432	(34,964)	7,206
Depreciation, depletion and amortization	38,514	35,294	42,749	114,200	128,423
Impairment of oil and gas properties	—	—	—	157,910	43,980
Losses (gains) on derivatives	20,715	(53,293)	(67,659)	(43,744)	16,508
Net cash received (paid) for scheduled derivative settlements	4,082	4,908	(10,397)	7,678	(38,606)
Other operating (income) expense	(2,314)	1,365	(4,687)	(548)	(8,024)
Stock compensation expense	2,247	2,026	2,301	6,679	4,676
Acquisition and other transaction costs(1)	3,286	310	971	3,596	4,982
Non-recurring costs(2)	1,940	—	562	1,940	1,653
Adjusted EBITDA	$49,404	$52,915	$67,121	$170,769	$209,984
__________
(1)    Includes legal and other professional expenses related to various transaction activities.
(2)    In 2025, non-recurring costs related to a steam-to-surface event at one well in the third quarter. In 2024, non-recurring costs included cost savings initiatives.

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Adjusted EBITDA reconciliation:
Net cash provided by operating activities	$55,411	$28,638	$70,695	$129,921	$168,859
Add (Subtract):
Cash interest payments	13,932	14,487	16,174	41,878	32,825
Cash income tax payments	177	5,239	2,286	5,482	2,777
Acquisition and other transaction costs(1)	3,286	310	971	3,596	4,982
Non-recurring costs(2)	1,940	—	562	1,940	1,653
Changes in operating assets and liabilities - working capital(3)	(22,346)	3,852	(13,605)	(9,229)	12,231
Other operating (income) expense - cash portion(4)	(2,996)	389	(9,962)	(2,819)	(13,343)
Adjusted EBITDA	$49,404	$52,915	$67,121	$170,769	$209,984
__________
(1)    Includes legal and other professional expenses related to various transaction activities.
(2)    In 2025, non-recurring costs related to a steam-to-surface event at one well in the third quarter. In 2024, non-recurring costs included cost savings initiatives.
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

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Free Cash Flow reconciliation:
Net cash provided by operating activities	$55,411	$28,638	$70,695	$129,921	$168,859
Capital expenditures	(17,021)	(54,249)	(25,874)	(99,659)	(85,135)
Free Cash Flow	$38,390	$(25,611)	$44,821	$30,262	$83,724

The following table presents a reconciliation of the GAAP financial measures of net income (loss) and net income (loss) per share — diluted to the non-GAAP financial measures of Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per share — diluted for each of the periods indicated.

	Three Months Ended
	September 30, 2025		June 30, 2025		September 30, 2024
	(in thousands)	per share - diluted	(in thousands)	per share - diluted	(in thousands)	per share - diluted
Adjusted Net Income (Loss) reconciliation:
Net (loss) income	$(26,017)	$(0.34)	$33,604	$0.43	$69,863	$0.91
Add (Subtract):
Losses (gains) on derivatives	20,715	0.27	(53,293)	(0.69)	(67,659)	(0.88)
Net cash received (paid) for scheduled derivative settlements	4,082	0.05	4,908	0.07	(10,397)	(0.13)
Other operating (income) expenses	(2,314)	(0.02)	1,365	0.03	(4,687)	(0.07)
Acquisition and other transaction costs(1)	3,286	0.04	310	—	971	0.01
Non-recurring costs(2)	1,940	0.02	—	—	562	0.01
Total additions, net	27,709	0.36	(46,710)	(0.59)	(81,210)	(1.06)
Income tax (expense) benefit of adjustments(3)	(7,559)	(0.10)	12,742	0.16	22,186	0.29
Adjusted Net (Loss) Income	$(5,867)	$(0.08)	$(364)	$0.00	$10,839	$0.14

Basic EPS on Adjusted Net (Loss) Income	$(0.08)		$0.00		$0.14
Diluted EPS on Adjusted Net (Loss) Income	$(0.08)		$0.00		$0.14

Weighted average shares of common stock outstanding - basic	77,602		77,596		76,939
Weighted average shares of common stock outstanding - diluted	77,602		77,596		77,060
__________
(1)    Includes legal and other professional expenses related to various transaction activities.
(2)    In 2025, non-recurring costs related to a steam-to-surface event at one well in the third quarter. In 2024, non-recurring costs included cost savings initiatives.
(3)    The federal and state statutory rates were utilized for all periods presented.

	Nine Months Ended
	September 30, 2025		September 30, 2024
	(in thousands)	per share - diluted	(in thousands)	per share - diluted
Adjusted Net Income (Loss) reconciliation:
Net (loss) income	$(89,093)	$(1.15)	$21,010	$0.27
Add (Subtract):
(Gains) losses on derivatives	(43,744)	(0.56)	16,508	0.21
Net cash received (paid) for scheduled derivative settlements	7,678	0.10	(38,606)	(0.50)
Other operating income	(548)	—	(8,024)	(0.09)
Impairment of oil and gas properties	157,910	2.03	43,980	0.57
Acquisition and other transaction costs(1)	3,596	0.05	4,982	0.06
Non-recurring costs(2)	1,940	0.02	1,653	0.02
Total additions, net	126,832	1.64	20,493	0.27
Income tax expense of adjustments(3)	(34,600)	(0.45)	(5,599)	(0.07)
Adjusted Net Income	$3,139	$0.04	$35,904	$0.47

Basic EPS on Adjusted Net Income	$0.04		$0.47
Diluted EPS on Adjusted Net Income	$0.04		$0.47

Weighted average shares of common stock outstanding - basic	77,466		76,712
Weighted average shares of common stock outstanding - diluted	77,667		76,903
__________
(1)    Includes legal and other professional expenses related to various transaction activities.
(2)    In 2025, non-recurring costs related to a steam-to-surface event at one well in the third quarter. In 2024, non-recurring costs included cost savings initiatives.
(3)    The federal and state statutory rates were utilized for all periods presented.

The following table presents a reconciliation of the GAAP financial measure of general and administrative expenses to the non-GAAP financial measure of Adjusted General and Administrative Expenses for each of the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Adjusted General and Administrative Expense reconciliation:
General and administrative expenses	$20,242	$20,270	$19,111	$60,817	$58,226
Subtract:
Non-cash stock compensation expense (G&A portion)	(2,131)	(1,957)	(2,083)	(6,093)	(4,126)
Non-recurring costs(1)	—	—	(562)	—	(1,653)
Adjusted general and administrative expenses	$18,111	$18,313	$16,466	$54,724	$52,447

Well servicing and abandonment services segment	$2,153	$2,124	$2,351	$6,577	$7,734

E&P segment, and corporate	$15,958	$16,189	$14,115	$48,147	$44,713
E&P segment, and corporate ($/boe)	$7.25	$7.44	$6.19	$7.29	$6.49

Total mboe	2,200	2,177	2,281	6,602	6,891
__________
(1)    In 2024, non-recurring costs included cost savings initiatives.
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

	Three-months ended
	September 30, 2025	June 30, 2025	September 30, 2024
	(in thousands)
Energy LOE - unhedged	$26,119	$22,476	$24,548
Non-energy LOE	32,018	30,717	30,352
Lease operating expenses(1)	58,137	53,193	54,900
Gas purchase hedges - realized	6,199	7,699	7,490
Lease operating expenses - hedged	$64,336	$60,892	$62,390

Energy LOE - unhedged	$26,119	$22,476	$24,548
Gas purchase hedges - realized	6,199	7,699	7,490
Energy LOE - hedged	$32,318	$30,175	$32,038

	Three-months ended
	September 30, 2025	June 30, 2025	September 30, 2024
	(per boe)
Energy LOE - unhedged	$11.87	$10.32	$10.76
Non-energy LOE	14.55	14.11	13.31
Lease operating expenses(1)	26.42	24.43	24.07
Gas purchase hedges - realized	2.82	3.54	3.28
Lease operating expenses - hedged	$29.24	$27.97	$27.35

Energy LOE - unhedged	$11.87	$10.32	$10.76
Gas purchase hedges - realized	2.82	3.54	3.28
Energy LOE - hedged	$14.69	$13.86	$14.04

	Nine-months ended
	September 30, 2025	September 30, 2024
	(in thousands)
Energy LOE - unhedged	$74,918	$76,529
Non-energy LOE	93,694	93,532
Lease operating expenses(1)	168,612	170,061
Gas purchase hedges - realized	15,374	21,216
Lease operating expenses - hedged	$183,986	$191,277

Energy LOE - unhedged	$74,918	$76,529
Gas purchase hedges - realized	15,374	21,216
Energy LOE - hedged	$90,292	$97,745
__________
(1) Lease operating expenses (“LOE”) is also referred to as LOE - unhedged.

	Nine-months ended
	September 30, 2025	September 30, 2024
	(per boe)
Energy LOE - unhedged	$11.35	$11.11
Non-energy LOE	14.19	13.57
Lease operating expenses(1)	25.54	24.68
Gas purchase hedges - realized	2.33	3.08
Lease operating expenses - hedged	$27.87	$27.76

Energy LOE - unhedged	$11.35	$11.11
Gas purchase hedges - realized	2.33	3.08
Energy LOE - hedged	$13.68	$14.19
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

Liquidity and Capital Resources
As of September 30, 2025, we had $416 million outstanding on our 2024 Term Loan (as defined below) and no borrowings outstanding under our 2024 Revolver. As of September 30, 2025, we had $94 million of liquidity consisting of $13 million of cash, $49 million of available borrowing capacity on the 2024 Revolver and $32 million of available commitments under the Delayed Draw Term Loan (defined below) provided under the 2024 Term Loan.
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
Under the terms of the Merger Agreement, we are restricted, subject to limited exceptions, from, among other things, (i) incurring indebtedness under the 2024 Revolver outside of the ordinary course of business consistent with past practices, and in no event exceeding $30 million of incremental borrowings in the aggregate outstanding at any given time, after giving effect to repayments after the date of the Merger Agreement and (ii) selling shares of our common stock pursuant to the ATM Program or otherwise while the Merger Agreement is in effect.
Please see Part I, Item 1A. “Risk Factors” in our Annual Report for a discussion of known material risks, many of which are beyond our control, that could adversely impact our business, liquidity, financial condition, and results of operations.
2024 Term Loan
On November 6, 2024, the Company entered into a Senior Secured Term Loan Credit Agreement (as amended, the “Original Term Loan Agreement”) among Berry Corp., as borrower, certain subsidiaries of Berry Corp., as guarantors, Breakwall Credit Management LLC, as administrative agent, and the lenders from time to time party thereto. On December 24, 2024, the parties entered into the First Amendment to the Original Term Loan Agreement,

which aligned certain terms with the 2024 Revolver. The Original Term Loan Agreement, as amended to date, is referred to as the “2024 Term Loan.”
The 2024 Term Loan provides for (i) an initial term loan facility in aggregate principal amount of $450 million (the “Initial Term Loan”) and (ii) a delayed draw term loan facility with commitments in aggregate principal amount of up to $32 million (the “Delayed Draw Term Loan”) which is available for borrowing until December 24, 2026, subject to satisfaction of certain customary conditions precedent, as further set forth in the 2024 Term Loan. We borrowed $450 million under the Initial Term Loan on December 24, 2024, in part, to fund the redemption or repayment, as applicable, of $403 million of outstanding debt, to fund a portion of the costs and expenses associated with the execution of the 2024 Revolver and 2024 Term Loan, and the termination of our former revolving debt facilities, and for other general corporate purposes. The commitments under the Delayed Draw Term Loan will be reduced, on a dollar-for-dollar basis, by any increase in the commitments under the 2024 Revolver.
As of September 30, 2025, we had $416 million of borrowings outstanding under the 2024 Term Loan and $32 million of available commitments and no borrowings outstanding under the Delayed Draw Term Loan. For additional information regarding the 2024 Term Loan and Delayed Draw Term Loan, see “Note 2—Debt” in the notes to condensed consolidated financial statements in Part I, Item 1. “Financial Statements” in this Quarterly Report.
2024 Revolver
On December 24, 2024, the Company entered into a Senior Secured Revolving Credit Agreement (as amended to date, the “2024 Revolver”) among Berry Corp., certain subsidiaries of Berry Corp., as guarantors, the lenders from time to time party thereto and Texas Capital Bank, as administrative agent. The 2024 Revolver provides for a revolving credit facility of up to the least of (i) the maximum commitments of $500 million, (ii) the then-effective borrowing base, which was equal to $95 million as of September 30, 2025, and (iii) the aggregate elected commitment amount, which was equal to $63 million as of September 30, 2025. The aggregate commitments under the 2024 Revolver include a $30 million sublimit for the issuance of letters of credit (with borrowing availability being reduced by the face amount of any letters of credit issued under the subfacility). The borrowing base will be redetermined by the lenders at least semi-annually on or about May 1 and November 1 of each year, beginning May 2025. On October 30, 2025, the parties to the 2024 Revolver entered into a consent to postpone the next redetermination of the 2024 Revolver borrowing base from November 1, 2025 to February 15, 2026 (or as promptly thereafter as reasonably practicable). We may increase elected commitments under the 2024 Revolver to the amount of our borrowing base with applicable lender approval. Any such increase above the elected commitments in effect as of December 26, 2024 will result in a dollar-for-dollar reduction in commitments under the 2024 Term Loan.
As of September 30, 2025, we had approximately $49 million of available borrowing capacity under the 2024 Revolver with $14 million of letters of credit and no borrowings outstanding. For additional information regarding the 2024 Revolver, see “Note 2—Debt” in the notes to condensed consolidated financial statements in Part I, Item 1. “Financial Statements” in this Quarterly Report.
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
As of October 31, 2025, we had the following crude oil production and gas purchase hedges.

	Q4 2025	FY 2026	FY 2027	FY 2028
Brent - Crude Oil production
Swaps
Hedged volume (bbls)	1,610,000	5,382,518	3,915,500	2,045,000
Hedged volume (mbbls) per day	17.5	14.7	10.7	5.6
Weighted-average price ($/bbl)	$74.69	$69.71	$69.27	$67.59
Collars
Hedged volume (bbls)	61,750	462,000	899,550	561,400
Hedged volume (mbbls) per day	0.7	1.3	2.5	1.5
Weighted-average ceiling ($/bbl)	$73.01	$73.53	$71.06	$70.59
Weighted-average floor ($/bbl)	$60.00	$60.00	$61.01	$60.00
NWPL - Natural Gas purchases(1)
Swaps
Hedged volume (mmbtu)	3,680,000	14,600,000	12,160,000	—
Hedged volume (mbbtu) per day	40.0	40.0	33.3	—
Weighted-average price ($/mmbtu)	$4.15	$3.97	$4.18	$—
__________
(1)    The term “NWPL” is defined as Northwest Rocky Mountain Pipeline and represents the index used for these gas purchase hedges.

(Losses) gains on Derivatives
A summary of gains and losses on the derivatives included on the statements of operations is presented below:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Realized gains (losses) on commodity derivatives:
Realized gains (losses) on oil sales derivatives	$10,282	$8,593	$(2,907)	$19,039	$(17,390)
Realized losses on natural gas purchase derivatives	(6,200)	(7,698)	(7,490)	(15,374)	(21,216)
Total realized gains (losses) on derivatives	$4,082	$895	$(10,397)	$3,665	$(38,606)

Unrealized (losses) gains on commodity derivatives:
Unrealized (losses) gains on oil sales derivatives	$(14,948)	$47,830	$78,341	$38,193	$15,780
Unrealized (losses) gains on natural gas purchase derivatives	(9,849)	4,568	(285)	1,886	6,318
Total unrealized (losses) gains on derivatives	$(24,797)	$52,398	$78,056	$40,079	$22,098
Total (losses) gains on derivatives	$(20,715)	$53,293	$67,659	$43,744	$(16,508)
The following table summarizes the historical results of our hedging activities.

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Crude Oil (per bbl):
Realized sales price, before the effects of derivative settlements	$62.21	$61.26	$72.40	$64.37	$75.31
Effects of derivative settlements	5.12	6.28	(1.39)	3.79	(2.71)
Realized sales price, after the effects of derivative settlements	$67.33	$67.54	$71.01	$68.16	$72.60
Purchased Natural Gas (per mmbtu):
Purchase price, before the effects of derivative settlements	$3.17	$2.80	$2.72	$3.45	$3.04
Effects of derivative settlements	1.49	1.89	1.64	1.24	1.53
Purchase price, after the effects of derivatives settlements	$4.66	$4.69	$4.36	$4.69	$4.57

Cash Dividends
In March 2025, our Board of Directors declared a cash dividend of $0.03 per share, which was paid in April 2025. In May 2025, the Board of Directors declared a cash dividend of $0.03 per share, which was paid in May 2025. In August 2025, the Board of Directors approved a cash dividend of $0.03 per share, which is expected to be paid in August 2025. In November 2025, the Board of Directors approved a fixed cash dividend of $0.03 which is expected to be paid in December 2025.
Pursuant to the terms of the Merger Agreement, the Company may declare regular quarterly cash dividends, in an amount not to exceed $0.03 per share of common stock, with declaration and payment dates consistent with the Company’s historical practice.
Stock Repurchase Program
Our Board of Directors has authorized a stock repurchase program; however, under the terms of the Merger Agreement, subject to certain limited exceptions, we are restricted in our ability to redeem, repurchase or otherwise acquire our common stock, including pursuant to our stock repurchase program.
As of September 30, 2025, the Company’s remaining total share repurchase authority approved by the Board of Directors was $190 million.
The Company did not repurchase any shares during the nine months ended September 30, 2025. As of September 30, 2025, the Company had repurchased a total of 11.9 million shares, cumulatively, under the stock repurchase program for approximately $114 million in aggregate.
ATM Program
On March 13, 2025, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC and Johnson Rice & Company L.L.C. (the “Sales Agents”). Pursuant to the Sales Agreement, we may offer and sell common stock having an aggregate offering price of up to $50 million from time to time to or through the Sales Agents, subject to our compliance with applicable laws and applicable requirements of the Sales Agreement (the “ATM Program”). Net proceeds from the ATM Program can be used for general corporate purposes, which may include, among other things, paying or refinancing indebtedness, and funding acquisitions, capital expenditures and working capital. Pursuant to the terms of the Merger Agreement, the Company has agreed to certain customary restrictions on its ability to issue shares of its common stock, subject to certain limited exceptions, which do not permit any sales of common stock pursuant to the ATM Program while the Merger Agreement is in effect.
During the nine months ended September 30, 2025, the Company did not sell any shares of common stock under the ATM Program.

Statements of Cash Flows
The following is a comparative cash flow summary:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash:
Provided by operating activities	$129,921	$168,859
Used in investing activities	(101,131)	(85,649)
Used in financing activities	(45,212)	(78,574)
Net (decease) increase in cash and cash equivalents	$(16,422)	$4,636
Operating Activities
Cash provided by operating activities decreased for the nine months ended September 30, 2025 by approximately $39 million when compared to the nine months ended September 30, 2024. The decrease was primarily related to a decrease in revenue from lower oil prices and lower volumes and a decrease in net margin from CJWS, partially offset by an increase in derivative settlements received.
Investing Activities
The following provides a comparative summary of cash flows from investing activities:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Capital expenditures:
Capital expenditures	$(99,659)	$(85,135)
Changes in capital expenditures accruals	(1,992)	1,219
Acquisitions, net of cash received	—	(9,188)
Proceeds from sale of property and equipment and other	520	7,455
Net cash used in investing activities	$(101,131)	$(85,649)
Cash used in investing activities increased $15 million for the nine months ended September 30, 2025 when compared to the same period in 2024. The year-over-year changes included increased capital expenditures mainly from drilling and completion activity (particularly in Utah), offset by reduced acquisition and disposal activity in 2025.
Financing Activities
Cash used in financing activities decreased approximately $33 million for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. Cash used for the nine months ended September 30, 2025 included the first three quarterly debt service payments on our 2024 Term Loan, fixed dividend payments, and shares withheld for payment of taxes on equity awards. Cash used for the nine months ended September 30, 2024 included the deferred consideration payment for the Macpherson Acquisition, payments for the fixed and variable dividends, shares withheld for payment of taxes on equity awards and debt issuance costs.

Balance Sheet Analysis
The changes in our balance sheet from December 31, 2024 to September 30, 2025 are discussed below.

	September 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$13,364	$15,336
Restricted cash	$250	$14,700
Accounts receivable, net	$68,565	$77,630
Derivative instruments assets - current and long-term	$44,585	$16,223
Other current assets	$35,914	$37,451
Property, plant & equipment, net	$1,157,596	$1,320,380
Deferred income taxes asset - long-term	$57,647	$26,779
Other noncurrent assets	$9,077	$9,187
Accounts payable and accrued expenses	$133,214	$133,809
Derivative instruments liabilities - current and long-term	$—	$7,703
Current portion of long-term debt, net	$45,000	$45,000
Income taxes payable	$—	$1,368
Long-term debt, net	$354,469	$384,633
Deferred income taxes liability - long-term	$—	$1,612
Asset retirement obligations - long-term	$177,585	$185,283
Other noncurrent liabilities	$37,748	$27,642
Stockholders’ equity	$638,982	$730,636
See “—Liquidity and Capital Resources” for discussions about the changes in cash and cash equivalents.
The $14 million decrease in restricted cash was due to the return of cash collateral for letters of credit which were replaced during the first quarter of 2025.
The $9 million decrease in accounts receivable was primarily due to decreased oil and gas sales between the two ending periods.
The $36 million increase in net derivative assets, which includes the derivative liability, is due to changes in the derivative values and positions at the end of each period. Changes to mark-to-market derivative values at the end of each period result from differences in the forward curve prices relative to the contract fixed prices, changes in positions held and settlements received and paid throughout the periods.
The $2 million decrease in other current assets was primarily due to amortization of prepaid expenses and the return of deposits offset by a tax receivable resulting from the impact of the new regulations enacted by the OBBBA.
The $163 million decrease in property, plant and equipment was primarily due to the $158 million first quarter 2025 impairment and year-to-date DD&A expense of $105 million, offset by $100 million in capital investments.
The $32 million increase in net deferred income taxes assets - long term, which includes the deferred tax liability, was primarily due to the tax effect of the year-to-date book loss.
The $1 million decrease in accounts payable and accrued expenses primarily includes $8 million of settlements of short-term GHG liabilities, a $7 million decrease in royalties payable, and a $2 million decrease in accrued expenses, offset by a $13 million increase in trade accounts payable and a $4 million increase in taxes, other than income tax liability.

The $1 million decrease in income taxes payable was primarily due to the impact of the new regulations enacted by the OBBBA.
The $30 million decrease in long-term debt, net largely reflects the payment of $33 million on our 2024 term loan offset by $3 million in amortization of the debt issuance costs.
The $8 million decrease in the long-term portion of the asset retirement obligations from $185 million at December 31, 2024 to $178 million at September 30, 2025 was due to $17 million of liabilities settled during the period, offset by $9 million of accretion expense.
The $10 million increase in other noncurrent liabilities is primarily due to the obligations for greenhouse gas allowances incurred in 2025, which are due over one year.
The $92 million decrease in stockholders’ equity was due to a net loss of $89 million, $8 million of common stock dividends, and $1 million of shares withheld for payment of taxes on equity awards, offset by $7 million of stock-based compensation.
Lawsuits, Claims, Commitments, and Contingencies
In the normal course of business, we, or our subsidiaries, are the subject of, or party to, pending or threatened legal proceedings, contingencies and commitments involving a variety of matters that seek, or may seek, among other things, compensation for alleged personal injury, breach of contract, false claims, property damage or other losses, punitive damages, fines and penalties, remediation costs, or injunctive or declaratory relief. In addition, we may be subject to lawsuits relating to the Merger although we are currently unaware of any such suits having been filed.
We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances for these items at September 30, 2025 and December 31, 2024 were not material to our consolidated financial position or results of operations as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of accruals on our balance sheet would not be material to our consolidated financial position or results of operations.
We, or our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with transactions that they have entered into with us. As of September 30, 2025, we are not aware of material indemnity claims pending or threatened against us.
Securities Litigation Matters
On October 20, 2022, a shareholder derivative lawsuit (the “Assad Lawsuit”) was filed in the United States District Court for the Northern District of Texas by putative stockholder George Assad, allegedly on behalf of the Company, that alleges certain current and former Berry directors and officers breached their fiduciary duties by causing or failing to prevent Berry from making allegedly false and misleading statements between the IPO and November 3, 2020, and in the IPO offering materials, about the Company’s permits and permitting processes allegedly in violation of the Securities Act of 1933 and the Exchange Act of 1934. The derivative complaint also alleges claims for unjust enrichment as against all defendants, and claims for contribution and indemnification under Sections 10(b) and 21D of the Exchange Act.

On January 20, 2023, a second shareholder derivative lawsuit (the “Karp Lawsuit,” together with the Assad Lawsuit, the “Shareholder Derivative Actions”) was filed, this time in the United States District Court for the District of Delaware, by putative stockholder Molly Karp, allegedly on behalf of the Company. The Karp Lawsuit, similar to the Assad Lawsuit, is brought against certain current and former officers and directors of the Company, asserting breach of fiduciary duty, aiding and abetting, and contribution claims based on the defendants allegedly having caused or failed to prevent the same alleged securities violations at issue in the Assad Lawsuit. In addition, the Karp Lawsuit complaint asserts a claim under Section 14(a) of the Exchange Act, alleging that Berry’s 2022 proxy statement was false and misleading in that it suggested the Company’s internal controls were sufficient and the Board of Directors was adequately overseeing material risks facing the Company when, according to the derivative plaintiff, that was not the case.

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

On September 24, 2025, all parties in the Karp Lawsuit filed a joint motion to stay the case pending the closing of the Merger, which the court granted. On October 1, 2025, all parties in the Assad Lawsuit filed a similar joint motion to stay that case, which was granted. On October 6, 2025, counsel for the Demand Review Committee notified the demanding shareholder of the court-ordered stays of the Shareholder Derivative Actions and informed the demanding shareholder that the Demand Review Committee was similarly pausing its work pending the closing of the Merger.
As of September 30, 2025, we are currently unable to estimate the probability of the outcome of these matters or the range of reasonably possible loss that may be related to these matters.
Contractual Obligations
The following is a summary of our commitments and contractual obligations as of September 30, 2025:

	Payments Due
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Debt obligations:
2024 Revolver	$—	$—	$—	$—	$—
2024 Term Loan(1)	416,250	45,000	371,250	—	—
2024 Term Loan Interest(2)	96,711	46,525	50,186	—	—
Other:
Leases	4,316	2,098	2,085	133	—
Asset retirement obligations(3)	194,585	17,000	—	—	177,585
Off-Balance Sheet arrangements:(4)
Transportation and processing contracts(5)	70,296	11,418	21,193	16,374	21,311
GHG compliance purchase contracts(6)	6,213	6,213	—	—	—
Other purchase obligations(7)	17,100	8,400	8,700	—	—
Total contractual obligations	$805,471	$136,654	$453,414	$16,507	$198,896
__________
(1)    Represents principal repayments on the 2024 Term Loan.
(2)    Represents estimated interest related to the 2024 Term Loan, assuming the same interest rate as of September 30, 2025 and expected outstanding balance throughout the term.

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
(5)    Amounts include payments which will become due under long-term agreements to purchase goods and services used in the normal course of business to secure pipeline transportation of natural gas to market and between markets. Processing contracts consist of $0.8 million due over the course of the next year.
(6)    We have entered into contracts to purchase GHG compliance instruments totaling $6 million.
(7)    As of September 30, 2025, we have a total drilling commitment in California of $17.1 million. We are required to drill 57 wells consisting of 28 wells by December 2025 and the remaining 29 wells by December 2026.
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
Factors that could cause actual results to differ from those expressed or implied in our forward-looking statements include, among others:
•risks related to the impact of the Merger, including the following: transaction costs, unknown liabilities; the risk that any announcements relating to the Merger could have adverse effects on the market price of our common stock; the ability to successfully integrate our and CRC’s businesses; the ability to achieve projected synergies or that it may take longer than expected to achieve those synergies; risks related to financial community and rating agency perceptions of us or our business, operations, financial condition and the industry in which we operate; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; the risk that our stockholders may not approve the proposed transaction; risks related to disruption of management’s time from ongoing business operations due to the Merger; effects of the announcement or pendency of the Merger on our ability to retain customers and retain and hire key personnel and maintain relationships with our suppliers and customers; the risk that any of the other closing conditions to closing of the Merger may not be satisfied in a timely manner, including the risk that all necessary regulatory approvals may not be obtained or may be obtained subject to conditions that are not anticipated;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2025, there have been no material changes in the information required to be provided under Item 305 of Regulation S-K included in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report, except as discussed below.
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
At September 30, 2025, the fair value of our hedge positions was a net asset of approximately $45 million. A 10% increase in the oil and natural gas index prices above the September 30, 2025 prices would result in a net liability of approximately $33 million; conversely, a 10% decrease in the oil and natural gas index prices below the September 30, 2025 prices would result in a net asset of approximately $123 million. For additional information about derivative activity, see “Note 3—Derivatives” in the notes to the condensed consolidated financial statements in Part I, Item 1. “Financial Statements” of this Quarterly Report.
At September 30, 2025, the fair value of our emission allowances required by California’s cap-and-trade program was $13 million. A 10% increase or decrease in the market price would result in a change in expense by $1 million.
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

Item 4. Controls and Procedures
Our Chief Executive Officer and our Vice President, Chief Financial Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, they each concluded that our disclosure controls and procedures were effective as of September 30, 2025.
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
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2025 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings
We are involved in various legal and administrative proceedings in the normal course of business, the ultimate resolutions of which, in the opinion of management, are not anticipated to have a material effect on our results of operations, liquidity or financial condition.
Previously Reported Legal Proceedings
CalGEM Matter

On April 4, 2025, CalGEM notified the Company that CalGEM’s records indicated that the Company had not completed mechanical integrity testing on certain of its injection wells by April 1, 2024, which was required in order to maintain uninterrupted approval for injection. The Company has engaged with CalGEM and has confirmed that all of the subject injection wells have either undergone mechanical integrity testing and are now in compliance or have been disconnected. On September 3, 2025, CalGEM issued an Order to Pay Civil Penalties and Perform Remedial Work No. 1554 to the Company. On October 3, 2025, the Company paid a civil penalty of $2,082,560 pursuant to the Order and considers this matter to be closed.

Securities Litigation

On October 20, 2022, a shareholder derivative lawsuit (the “Assad Lawsuit”) was filed in the United States District Court for the Northern District of Texas by putative stockholder George Assad, allegedly on behalf of the Company, that alleges certain current and former Berry directors and officers breached their fiduciary duties by causing or failing to prevent Berry from making allegedly false and misleading statements between the IPO and November 3, 2020, and in the IPO offering materials, about the Company’s permits and permitting processes allegedly in violation of the Securities Act of 1933 and the Exchange Act of 1934. The derivative complaint also alleges claims for unjust enrichment as against all defendants, and claims for contribution and indemnification under Sections 10(b) and 21D of the Exchange Act.

On January 20, 2023, a second shareholder derivative lawsuit (the “Karp Lawsuit,” together with the Assad Lawsuit, the “Shareholder Derivative Actions”) was filed, this time in the United States District Court for the District of Delaware, by putative stockholder Molly Karp, allegedly on behalf of the Company. The Karp Lawsuit, similar to the Assad Lawsuit, is brought against certain current and former officers and directors of the Company, asserting breach of fiduciary duty, aiding and abetting, and contribution claims based on the defendants allegedly having caused or failed to prevent the same alleged securities violations at issue in the Assad Lawsuit. In addition, the Karp Lawsuit complaint asserts a claim under Section 14(a) of the Exchange Act, alleging that Berry’s 2022 proxy statement was false and misleading in that it suggested the Company’s internal controls were sufficient and the Board of Directors was adequately overseeing material risks facing the Company when, according to the derivative plaintiff, that was not the case.

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

On September 24, 2025, all parties in the Karp Lawsuit filed a joint motion to stay the case pending the closing of the Merger, which the court granted. On October 1, 2025, all parties in the Assad Lawsuit filed a similar joint motion to stay that case, which was granted. On October 6, 2025, counsel for the Demand Review Committee notified the demanding shareholder of the court-ordered stays of the Shareholder Derivative Actions and informed the demanding shareholder that the Demand Review Committee was similarly pausing its work pending the closing of the Merger.

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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading “Item 1A. Risk Factors” in our Annual Report. Except as disclosed herein, there have been no material changes in the risk factors that were described in our Annual Report.

The Merger is subject to conditions, including certain conditions that are beyond our control and may not be satisfied on a timely basis or at all. Failure to complete the Merger could have adverse effects on us.

Completion of the Merger is subject to a number of conditions, including, among others: (i) the approval by our stockholders of the adoption of the Merger Agreement, (ii) the expiration or termination of any waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and (iii) the receipt of authorization to consummate the Merger under Section 203 of U.S. Federal Power Act (the “FPA”) from the U.S. Federal Energy Regulatory Commission (“FERC”) and FERC’s implementing rules thereunder, which make the completion and timing of the completion of the Merger uncertain.

The completion of the Merger is subject to the expiration or termination of the applicable waiting period under the HSR Act and receipt of FERC approval. Regulatory review under the HSR Act, the FPA and other applicable regulations may result in regulatory authorities imposing conditions on the granting of such approvals. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the combined company following the completion of the Merger, and such conditions could result in a closing condition under the Merger Agreement not being satisfied. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the Merger that CRC is not required to accept under the terms of the Merger Agreement.

We cannot assure you that the various conditions to the closing will be satisfied or will not result in the abandonment or delay of the Merger. Any delay in completing the Merger could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is completed within the time currently expected.

If the Merger is not completed for any reason, including as a result of our stockholders’ failure to approve the Merger Agreement, our ongoing business could be adversely affected, and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including:
•time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to day-to-day operations or pursuing other beneficial opportunities;
•the market price of our common stock could decline as a result, particularly if the then-current market price were elevated based on a market assumption that the Merger would be completed;
•we could be required to pay a termination fee or provide expense reimbursement, as applicable, as required by the Merger Agreement;
•litigation related to the failure to complete the Merger or related to any enforcement proceeding that may be commenced against us to perform our obligations pursuant to the Merger Agreement; and
•if the Merger Agreement were terminated, and we were to seek another business combination, we might not be able to negotiate or complete a transaction on terms comparable to or more attractive than the terms of the Merger Agreement.

Additionally, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the Merger contemplated by the Merger Agreement, as well as the costs and expenses of preparing, filing, printing and mailing of a proxy statement/prospectus, and all other fees paid in connection with the Merger. If the Merger is not completed, we would have to pay some of these expenses without realizing the expected benefits of the Merger.

The Merger is subject to certain regulatory approvals that, if delayed, not granted or granted with certain burdensome conditions, could delay, impair or prevent completion of the Merger or result in additional costs or reduce the anticipated benefits of the Merger.

The completion of the Merger is subject to the expiration or termination of all waiting periods (and any agreed upon extensions of any waiting period or commitment not to complete the Merger for any period of time) applicable to the completion of the Merger under the HSR Act and the receipt of certain additional regulatory approvals.

With respect to United States antitrust and competition laws, under the HSR Act, the Merger may not be completed until Notification and Report Forms (“HSR Notifications”) have been filed with the Federal Trade Commission (the “FTC”) and the Antitrust Division of the Department of Justice (the “DOJ”) and the applicable waiting period (or any extension thereof) has expired or been terminated. A transaction requiring notification under the HSR Act may not be completed until the expiration of the applicable 30-day waiting period following the parties’ filing of their respective HSR Notifications or the early termination of that waiting period, at the earliest. If the FTC or the DOJ issues a Request for Additional Information and Documentary Material (a “Second Request”) prior to the expiration of the waiting period, the parties must observe an additional 30-day waiting period, which begins to run only after both parties have complied with the Second Request, unless the waiting period is terminated earlier or the parties otherwise agree to extend the waiting period (or commit not to complete the Merger for a specified period of time). We and CRC each filed HSR Notifications with the FTC and the DOJ on October 10, 2025.

At any time before or after completion of the Merger, notwithstanding the expiration or termination of the applicable waiting period under the HSR Act, the DOJ or the FTC could take such action under antitrust or competition laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the Merger, seeking divestiture of substantial assets of the parties or requiring the parties to license, or hold separate, assets or to terminate existing relationships and contractual rights. Under certain circumstances, private parties may also seek to take legal action against the Merger under antitrust or competition laws.

Any one of these requirements, limitations, costs, divestitures or restrictions imposed by regulatory authorities could jeopardize or delay the completion, or reduce the anticipated benefits, of the Merger. There is no assurance that we and CRC will obtain all required regulatory consents or approvals on a timely basis, or at all. Failure to obtain the necessary consents and approvals could substantially delay or prevent the completion of the Merger, which could negatively affect us.

The Merger Agreement limits our ability to pursue alternatives to the Merger and could discourage a potential transaction partner from making a favorable alternative transaction proposal.

Under the Merger Agreement, we are required, subject to certain exceptions with respect to unsolicited proposals, not to directly or indirectly initiate, solicit, propose or take any action to knowingly facilitate any inquiry or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, an Acquisition Proposal (as defined in the Merger Agreement) or to engage in, continue or otherwise participate in any discussions with or negotiations relating to, provide non-public information in connection with, or otherwise knowingly facilitate any effort or attempt to make an Acquisition Proposal or any inquiry, proposal or offer that would reasonably be expected to lead to an Acquisition Proposal, or otherwise enter into any alternative transaction agreement. In addition, upon termination of the Merger Agreement under certain circumstances, we may be required to pay CRC a termination fee of approximately $12.0 million. In certain circumstances, we could be required to provide expense reimbursement as required by the Merger Agreement. These provisions could discourage a potential transaction partner that might have an interest in acquiring all or a significant portion of the Company from considering or pursuing an alternative transaction with us or proposing such a transaction, even if the potential transaction partner were prepared to pay consideration with a higher per share cash or market value than the per share market value proposed to be received or realized in the Merger. These provisions might also result in a potential transaction partner proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable by us in certain circumstances. If the Merger Agreement were terminated, and we were to seek another business combination, we might not be able to negotiate or complete a transaction on terms comparable to or more attractive than the terms of the Merger Agreement.

The Merger, and uncertainty regarding the Merger, may adversely affect our relationships with customers, suppliers, strategic partners and others and could adversely affect our ability to effectively manage our business.

The Merger will occur only if the Merger Agreement’s conditions to the closing are satisfied or waived. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty and the prospect of the Merger itself may cause customers, suppliers, strategic partners and others that deal with us to delay or defer entering into contracts with us or making other decisions concerning us or to seek changes in or cancellation of existing business relationships with us. Delays or deferrals of contracts or other decisions or changes in or cancellations of existing agreements or relationships could in some individual cases or in the aggregate have an adverse impact on our business, regardless of whether the Merger is ultimately completed.

In addition, under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, including being obligated to use their commercially reasonable efforts to conduct our business in the ordinary course and being limited in our ability in certain cases to take certain actions that may adversely affect our ability to consummate the Merger on a timely basis without the consent of CRC, which could delay or otherwise adversely affect our ability to execute certain of our business strategies or limit our ability to respond to competitive or other developments that arise prior to the completion of the Merger and could negatively affect our business and operations.

Uncertainties associated with the Merger may result in a loss of management and other key personnel, which could adversely affect our future business and operations should the Merger not be completed.

We are dependent on the experience and industry knowledge of its officers and other key management, technical and professional personnel to execute our business plans. Our current and prospective employees may experience uncertainty about their roles within the combined company following the Merger or have other concerns regarding the timing and completion of the Merger or the operations of the combined company following the Merger, any of which may have an adverse effect on our ability to retain, attract or motivate key management and other key personnel. Furthermore, we may incur costs in our efforts to retain management personnel and other key employees prior to completion of the Merger. Accordingly, no assurance can be given that we will be able to retain management personnel and other key employees to the same extent that we have been able to in the past. If we are unable to retain personnel, including key management, who are critical to our future operations, we could face disruptions in its operations, loss of customers, suppliers, strategic partners or others that deal with us, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs.

The Merger might be completed even if material adverse changes, such as industry-wide changes or other events, subsequent to the announcement of the Merger were to occur.

Although one of the conditions to the closing of the Merger is there not having occurred any Company Material Adverse Effect or Parent Material Adverse Effect (each as defined in the Merger Agreement) since the date of the Merger Agreement, some types of changes would not constitute a basis for the parties to refuse to complete the Merger, even if such changes would have a material adverse effect on either of the parties. In such a case, the business and financial position, results of operations and cash flows of the combined company after the Merger might be negatively affected as a result of the Merger.

We are expected to incur significant transaction costs in connection with the Merger, which may be in excess of those we anticipate.

We have incurred and are expected to continue to incur significant non-recurring costs associated with negotiating and completing the Merger, including fees paid to financial, legal, accounting and other advisors and employee retention costs. These fees and costs have been, and will continue to be, substantial and, in many cases, will be borne by us regardless of whether the Merger is completed, and could have an adverse effect on our financial position, results of operations and cash flows.

Our stockholders will not be entitled to appraisal rights in the Merger.

Appraisal rights are statutory rights that, if applicable under Delaware law, enable stockholders of a corporation to dissent from an extraordinary transaction, such as a merger, and to demand that such corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to such stockholders in connection with the extraordinary transaction. Under the General Corporation Law of the State of Delaware, stockholders generally do not have appraisal rights if the shares of stock they hold are either listed on a national securities exchange or held of record by more than 2,000 holders. Notwithstanding the foregoing, appraisal rights are available if stockholders are required by the terms of the Merger Agreement to accept for their shares anything other than (a) shares of stock of the surviving corporation, (b) shares of stock of another corporation that will either be listed on a national securities exchange or held of record by more than 2,000 holders, (c) cash in lieu of fractional shares or (d) any combination of the foregoing.

Because our common stock is listed on the NASDAQ and CRC common stock is listed on the NYSE, both national securities exchanges, and because our stockholders are not required by the terms of the Merger Agreement to accept for their shares of our common stock anything other than shares of CRC common stock and cash in lieu of fractional shares, holders of our common stock are not entitled to appraisal rights in connection with the Merger.

We may be a target of securities class action and derivative lawsuits, which could result in substantial costs and could delay or prevent the completion of the Merger.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements and have been threatened against us in connection with the Merger. Even if such a lawsuit is unsuccessful or merely threatened, defending against these claims can result in substantial costs. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, or from being completed within the expected time frame.

Our current stockholders will have a significantly reduced ownership and voting interest in the combined company after the Merger compared to their ownership in Berry and will exercise less influence over management.

At the effective time of the Merger, each share of our common stock will be converted into, and exchangeable for, 0.0718 shares of CRC common stock (the “Exchange Ratio”). At this Exchange Ratio, it is estimated that, immediately after completion of the Merger, our stockholders as of immediately prior to the Merger (disregarding any shares of CRC common stock held by our stockholders immediately prior to the Merger) would hold approximately 6% of the outstanding shares of CRC common stock. As a result, our stockholders will have a significantly reduced share of ownership and voting interests, resulting in less influence on the policies of the combined company than they currently have on the policies of Berry. In addition, CRC may from time to time engage in issuances of equity or equity-linked securities, which would result in additional dilution. The exact equity stake of our stockholders in CRC immediately following the completion of the Merger will depend on the number of shares of CRC common stock and shares of our common stock issued and outstanding immediately prior to the effective time of the Merger.

We and CRC may waive one or more of the conditions to the closing of the Merger without resoliciting approval of our stockholders and may terminate the Merger Agreement even if it has been adopted by our stockholders.

Certain conditions to the closing may be waived, in whole or in part, to the extent permitted by applicable law and by signed written agreement of us, CRC and Merger Sub or by signed written agreement of the party against which such waiver is to be effective. In addition, we and CRC can agree in writing to terminate the Merger Agreement even if our stockholders have already voted to adopt the Merger Agreement.

The Exchange Ratio is fixed and will not be adjusted in the event of fluctuations in the market price shares of CRC common stock or shares of our common stock.

In the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (other than certain excluded shares), will be converted into, and become exchangeable for, 0.0718 shares of CRC common stock. The Exchange Ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of either our common stock or CRC common stock. Due to the fixed Exchange Ratio, fluctuations in the price of CRC common stock will drive corresponding changes in the value of the merger consideration. As a result, changes in the price of CRC common stock prior to the completion of the Merger will affect the market value that our stockholders will become entitled to receive at the effective time of the Merger. Changes in the price of CRC common stock or our common stock could result from changes in the business, operations or prospects of us or CRC prior to or following the completion of the Merger, regulatory considerations, general market and economic conditions and other factors both within and beyond our control, including, among other things, a decline in the price of oil or gas, a reduction in demand for oil and gas products, increased regulation of drilling and production and a number of other factors that are more fully described in the risk factors sections included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

After the Merger is completed, our stockholders will have their rights as stockholders governed by CRC’s organizational documents.

Upon completion of the Merger, our stockholders will no longer be stockholders of Berry, but will instead become stockholders of CRC. Our former stockholders will instead have rights as a stockholder of CRC that differ from the rights they had as a stockholder of Berry before the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
The Company did not repurchase any shares during the nine months ended September 30, 2025. As of September 30, 2025, the Company had repurchased a total of 11.9 million shares, cumulatively, under the stock repurchase program for approximately $114 million in aggregate, which is 15% of outstanding shares as of September 30, 2025.
Our Board of Directors has authorized a stock repurchase program and, as of September 30, 2025, the Company’s remaining total share repurchase authority approved by the Board of Directors was $190 million. The Board of Directors’ authorization permits the Company to make purchases of its common stock from time to time in the open market and in privately negotiated transactions or by other means, subject to market conditions and other factors, up to the aggregate amount authorized by the Board of Directors. The Board of Directors authorization has no expiration date. Under the terms of the Merger Agreement, the Company is restricted in its ability to redeem, repurchase or otherwise acquire its common stock, including pursuant to the stock repurchase program. As a result, we do not expect to repurchase shares pursuant to the stock repurchase program while the Merger Agreement is in effect.
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
Item 5. Other Information
During the quarter ended September 30, 2025, no director or Section 16 officer adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6.    Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of September 14, 2025, by and among Berry Corporation (bry), California Resources Corporation, and Dornoch Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 16, 2025).

3.1	Second Amended and Restated Certificate of Incorporation of Berry Petroleum Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 19, 2020).
3.2	Fourth Amended and Restated Bylaws of Berry Corporation (bry) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 31, 2023).
10.1
Second Amendment to Senior Secured Revolving Credit Agreement, dated as of July 18, 2025, among Berry Corporation (Bry), the guarantors party thereto, the lenders party thereto, and Texas Capital Bank, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2025).

10.2
Third Amendment to Senior Secured Term Loan Credit Agreement, dated as of July 18, 2025, by and among Berry Corporation (bry), each of the guarantors party thereto, each of the lenders that is a signatory thereto and Breakwall Credit Management LLC, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2025).

10.3†
Amended and Restated Key Employee Agreement by and between Berry Petroleum Company, LLC and Jeff Magids, effective August 5, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2025).

10.4†
Key Employee Agreement by and between Berry Petroleum Company, LLC and Jenarae Garland, effective April 14, 2025, and Amendment 1 thereto effective August 5, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2025).

10.5†*	Amended and Restated Berry Corporation (bry) Non-Employee Director Meeting Fee Compensation Policy (effective as of August 11, 2025).
10.6†	Form of Executive Officer Retention Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2025).
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Data Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Berry Corporation (bry)
(Registrant)

Date:	November 5, 2025	/s/ Michael S. Helm
Michael S. Helm
Vice President, Chief Accounting Officer
(Principal Accounting Officer)